Form 10-Q
period 1995-09-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1995-11-13
CIK 829750

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended September 30, 1995

                                        OR

               [ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER: 0-16947


                         PEOPLES HERITAGE FINANCIAL GROUP, INC.
                 (Exact name of Registrant as specified in its charter)


               MAINE                                         01-0137770
  State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization                          Identification No.)


                    ONE PORTLAND SQUARE, PORTLAND, MAINE 04112
                     (Address of principal executive offices)
                                     (Zip Code)

                                   (207) 761-8500
                (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No ____


The number of shares outstanding of each of the Registrant's classes of common stock as of November 6, 1995 is:


COMMON STOCK, PAR VALUE $.01 PER SHARE                      16,944,901
(CLASS)                                                    (OUTSTANDING)

                                     INDEX

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited).

               Consolidated Balance Sheets -- September 30, 1995 and December 31, 1994.

               Consolidated Statements of Income -- Three months ended September 30, 1995 and 1994; nine months ended September 30, 1995 and 1994.

               Consolidated Statements of Changes in Shareholders'
               Equity  --  Nine months ended September 30, 1995 and 1994.

               Consolidated Statements of Cash Flows -- nine months ended September 30, 1995 and 1994.

               Notes to Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

     Item 1.   Legal proceedings.

     Item 2.   Changes in securities.

     Item 3.   Defaults upon senior securities.

     Item 4.   Submission of matters to a vote of security holders.

     Item 5.   Other information.

     Item 6.   Exhibits and Reports on Form 8-K.

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                                  (UNAUDITED)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1995            1994
                                                    -------------   ------------
ASSETS
Cash and due from banks...........................   $   95,045      $   99,741
Federal funds sold................................       23,220          30,735
Securities available for sale, at market value....      508,093         429,003
Loans held for sale (market value $65,058 and
 $11,163, respectively)...........................       64,150          11,092
Loans and leases:
  Residential real estate mortgages...............      626,606         632,361
  Commercial real estate mortgages................      619,491         595,355
  Commercial business loans and leases............      331,720         265,644
  Consumer loans and leases.......................      644,693         604,918
                                                    -------------   ------------
                                                      2,222,510       2,098,278
  Less:  Allowance for loan and lease losses......       48,834          50,484
                                                    -------------   ------------
    Net loans and leases..........................    2,173,676       2,047,794
                                                    -------------   ------------
Bank premises and equipment.......................       41,469          35,915
Goodwill and other intangibles....................       21,744          18,985
Mortgage servicing rights.........................       19,571          17,275
Other real estate and repossessed assets owned....        8,220          10,730
Deferred income taxes.............................       26,528          30,542
Interest and dividends receivable.................       21,587          18,929
Other assets......................................       33,910          32,441
                                                    -------------   ------------
                                                     $3,037,213      $2,783,182
                                                    -------------   ------------
                                                    -------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Regular savings.................................   $  316,939      $  361,657
  Money market access accounts....................      414,008         276,064
  Certificates of deposit (including certificates
   of $100 or more of $93,805 and $81,911,
   respectively)..................................    1,129,401       1,012,326
  NOW accounts....................................      207,830         195,161
  Demand deposits.................................      262,787         218,559
                                                    -------------   ------------
    Total deposits................................    2,330,965       2,063,767
                                                    -------------   ------------
Federal funds purchased...........................          600           4,404
Securities sold under repurchase agreements.......      116,653          86,631
Borrowings from Federal Home Loan Bank of
 Boston...........................................      275,948         362,450
Other borrowings..................................       21,711           7,902
Deferred income taxes.............................        9,490           4,884
Other liabilities.................................       20,252          23,879
                                                    -------------   ------------
    Total liabilities.............................    2,775,619       2,553,917
                                                    -------------   ------------
Shareholders' Equity:
Preferred stock (par value $0.01 per share,
 5,000,000 shares authorized, none issued or
 outstanding).....................................           --              --
Common stock (par value $0.01 per share,
 30,000,000 shares authorized, 17,468,220 shares
 issued)..........................................          175             175
Paid-in capital...................................      186,900         186,900
Retained earnings.................................       81,998          62,235
Net unrealized gain (loss) on securities available
 for sale.........................................          710          (9,085)
Treasury stock at cost (550,100 shares and 760,327
 shares, respectively)............................       (8,189)        (10,960)
                                                    -------------   ------------
Total shareholders' equity........................      261,594         229,265
                                                    -------------   ------------
                                                     $3,037,213      $2,783,182
                                                    -------------   ------------
                                                    -------------   ------------

          See accompanying notes to Consolidated Financial Statements.

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------  --------------------------
                                                                1995          1994          1995          1994
                                                            ------------  ------------  ------------  ------------
Interest and dividend income:
  Interest and fees on loans and leases...................   $   53,057    $   43,748    $  150,237    $  123,846
  Interest on mortgage-backed investments.................        3,262         3,235         9,420         9,185
  Interest on other investments...........................        4,762         3,396        12,777         8,852
  Dividends on equity securities..........................          428           380         1,297         1,063
                                                            ------------  ------------  ------------  ------------
    Total interest and dividend income....................       61,509        50,759       173,731       142,946
                                                            ------------  ------------  ------------  ------------
Interest expense:
  Interest on deposits....................................       23,228        17,105        62,371        50,934
  Interest on borrowed funds..............................        5,975         4,838        19,182        12,940
                                                            ------------  ------------  ------------  ------------
    Total interest expense................................       29,203        21,943        81,553        63,874
                                                            ------------  ------------  ------------  ------------
    Net interest income...................................       32,306        28,816        92,178        79,072
Provision for loan losses.................................          630            --         1,800         1,752
                                                            ------------  ------------  ------------  ------------
    Net interest income after provision for loan losses...       31,676        28,816        90,378        77,320
                                                            ------------  ------------  ------------  ------------
Noninterest income:
  Customer services.......................................        2,240         1,732         6,120         5,029
  Mortgage banking services...............................        3,050         1,743         7,742         6,158
  Loan related services...................................          283           223           789           761
  Trust and investment advisory services..................          433           357         1,163         1,177
  Net securities gains (losses)...........................           39             2          (106)          354
  Net gains on sales of consumer loans....................           --            --            --            33
  Other noninterest income................................           29           775            97         1,408
                                                            ------------  ------------  ------------  ------------
                                                                  6,074         4,832        15,805        14,920
                                                            ------------  ------------  ------------  ------------
Noninterest expenses:
  Salaries and employee benefits..........................       13,022        11,756        35,668        32,358
  Occupancy...............................................        1,840         1,838         5,580         5,642
  Data processing.........................................        1,778         1,629         5,222         4,490
  Deposit and other assessments...........................          212         1,437         2,958         4,335
  Equipment...............................................        1,275         1,240         3,461         3,385
  Collection and carrying costs of nonperforming assets...          221           964         1,180         3,228
  Advertising and marketing...............................          867           871         2,662         2,381
  Other noninterest expenses..............................        4,294         4,425        12,393        11,587
                                                            ------------  ------------  ------------  ------------
                                                                 23,509        24,160        69,124        67,406
                                                            ------------  ------------  ------------  ------------
Income before income tax..................................       14,241         9,488        37,059        24,834
Applicable income tax.....................................        4,902         1,941        12,536         6,578
                                                            ------------  ------------  ------------  ------------
    Net income............................................   $    9,339    $    7,547    $   24,523    $   18,256
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Weighted average shares outstanding.......................    16,881,519   16,742,322     16,445,433    16,700,198
Earnings per share........................................   $      0.55   $      0.45   $      1.49   $      1.09

          See accompanying notes to Consolidated Financial Statements.

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                                  (UNAUDITED)

                            NUMBER                                                  NET
                          OF SHARES        PAR        PAID IN     RETAINED      UNREALIZED      TREASURY
                            ISSUED        VALUE       CAPITAL     EARNINGS      GAIN (LOSS)       STOCK        TOTAL
                         ------------  -----------  -----------  -----------  ---------------  -----------  -----------
Balances at December
 31, 1993..............   17,468,220    $     175    $ 186,900    $  41,780      $   2,609      $ (12,353)  $   219,111
Treasury stock sold
 (128,927 shares at an
 average price of
 $6.34)................           --           --           --         (860)            --          1,908         1,048
Change in unrealized
 gains (losses) on
 securities available
 for sale, net of
 tax...................           --           --           --           --         (7,950)            --        (7,950)
Net income.............           --           --           --       18,256             --         18,256
Cash dividends $0.14...           --           --           --       (2,275)            --             --        (2,275)
                         ------------       -----   -----------  -----------       -------     -----------  -----------
Balances at September
 30, 1994..............   17,468,220    $     175    $ 186,900    $  56,901      $  (5,341)     $ (10,445)  $   228,190
                         ------------       -----   -----------  -----------       -------     -----------  -----------
                         ------------       -----   -----------  -----------       -------     -----------  -----------
Balances at December
 31, 1994..............   17,468,220    $     175    $ 186,900    $  62,235      $  (9,085)     $ (10,960)  $   229,265
Treasury stock
 purchased (646,600
 shares at an average
 price of $12.84)......           --           --           --           --             --         (8,301)       (8,301)
Treasury stock sold
 (105,227 shares at an
 average price of
 $9.34)................           --           --           --         (387)            --          1,508         1,121
Reissuance of treasury
 stock pursuant to
 acquisition (751,600
 shares at $15.00).....           --           --           --          --           1,710          9,564        11,274
Changes in unrealized
 gains (losses) on
 securities available
 for sale, net of
 tax...................           --           --           --           --          9,795             --         9,795
Net income.............           --           --           --       24,523             --             --        24,523
Cash dividends $0.37...           --           --           --       (6,083)            --             --        (6,083)
                         ------------       -----   -----------  -----------       -------     -----------  -----------
Balances at September
 30, 1995..............   17,468,220    $     175    $ 186,900    $  81,998      $     710      $  (8,189)  $   261,594
                         ------------       -----   -----------  -----------       -------     -----------  -----------
                         ------------       -----   -----------  -----------       -------     -----------  -----------

See accompanying notes to Consolidated Financial Statements.

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1995          1994
                                                                                        ------------  ------------
Cash flows from operating activities:
  Net income..........................................................................  $     24,523  $     18,256
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Provision for loan losses.........................................................         1,800         1,752
    Provision for depreciation........................................................         3,150         3,000
    Provision for losses and writedowns of other real estate owned....................          (983)         (114)
    Amortization of goodwill and other intangibles....................................         1,530         1,961
    Amortization of servicing rights..................................................         2,802           917
    Net losses realized from sales of other real estate owned.........................           897           470
    Net (gains) losses realized from sales of securities and consumer loans...........            55          (365)
    Net gains realized from sales of loans held for sale (a component of mortgage
     banking services)................................................................        (3,052)       (1,813)
    Gains on capitalized servicing....................................................        (2,730)       (1,235)
    Proceeds from sales of loans held for sale........................................       353,569       203,578
    Residential loans originated and purchased for sale...............................      (403,575)     (162,106)
    Net decrease in net deferred tax assets...........................................         3,015         1,663
    Net increase in interest and dividends receivable and other assets................        (4,127)       (4,099)
    Net increase (decrease) in other liabilities......................................        (3,627)        9,112
                                                                                        ------------  ------------
Net cash provided (used) by operating activities......................................       (26,753)       70,977
                                                                                        ------------  ------------
  Cash flows from investing activities:
  Proceeds from sales of securities available for sale................................        10,444        17,222
  Proceeds from maturities and principal repayments of securities available for
   sale...............................................................................        75,640        89,846
  Purchases of securities available for sale..........................................      (149,829)     (133,910)
  Net (increase) in loans and leases..................................................      (132,642)     (108,591)
  Proceeds from sales of loans........................................................           -0-           557
  Purchase of mortgage servicing rights...............................................        (2,367)       (5,139)
  Premiums paid on deposits purchased.................................................        (4,290)          (75)
  Net additions to premises and equipment.............................................        (8,704)       (3,424)
  Proceeds from sales of other real estate owned......................................         7,255         3,792
  Net (increase) decrease in repossessed assets owned.................................           301         3,592
                                                                                        ------------  ------------
Net cash used by investing activities.................................................      (204,192)     (136,130)
                                                                                        ------------  ------------

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1995          1994
                                                                                        ------------  ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits.................................................  $    267,198  $    (29,138)
  Net increase in securities sold under repurchase agreements.........................        30,022        24,662
  Advances from Federal Home Loan Bank of Boston borrowings...........................       274,498       215,284
  Payments on Federal Home Loan Bank of Boston borrowings.............................      (361,000)     (168,094)
  Net increase in other borrowings....................................................        13,809         8,095
  Sale of treasury stock..............................................................         1,121         1,048
  Purchase of treasury stock..........................................................        (8,301)          -0-
  Issuance of treasury stock for acquisition..........................................        11,274           -0-
  Cash dividends paid to shareholders.................................................        (6,083)       (2,275)
                                                                                        ------------  ------------
Net cash provided by financing activities.............................................       222,538        49,582
                                                                                        ------------  ------------
Decrease in cash and cash equivalents.................................................        (8,407)      (15,571)
Cash and cash equivalents at beginning of period......................................       126,072        80,724
                                                                                        ------------  ------------
Cash and cash equivalents at end of period............................................  $    117,665  $     65,153
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosures of information:
Interest paid on deposits, advances and borrowings....................................  $     80,982  $     63,467
Income taxes paid.....................................................................         5,205           -0-
Income tax refunds....................................................................         2,900         3,716
Noncash investing transactions:
  Loans transferred to other real estate owned........................................         9,761         2,755
  Loans originated to finance the sales of other real estate owned....................         4,801         9,908
Increases (decreases) resulting from the adoption of SFAS No. 115:
Securities available for sale.........................................................        15,400       (12,664)
Deferred income taxes - liabilities...................................................         5,605        (4,700)
Net change in unrealized gain (loss) on securities available for sale.................         9,795        (7,964)

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and nine months ended September 30, 1995 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending December 31, 1995. Certain amounts in prior periods have been reclassified to conform to the current presentation.

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                PART I - ITEM 2

Management's discussion and analysis of financial condition and results of operations.

GENERAL

Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank holding company which is incorporated under the laws of the State of Maine and headquartered in Portland, Maine. The Company's direct subsidiaries, both of which are wholly-owned, are Peoples Heritage Savings Bank (the "Bank") and First Coastal Banks, Inc. ("First Coastal"), which wholly owns The First National Bank of Portsmouth ("Portsmouth").

The Bank conducts business from its headquarters in Portland, Maine and 60 additional offices located throughout the State of Maine. At September 30, 1995, the Bank had total assets of $2.5 billion and total shareholder's equity of $184.3 million.

Portsmouth conducts business from its headquarters in Portsmouth, New
Hampshire and 14 additional offices located throughout the eastern half of New Hampshire. At September 30, 1995, Portsmouth had $541.8 million of total assets and $39.3 million of shareholder's equity.

On July 1, 1995, Bankcore, Inc. ("Bankcore"), the New Hampshire-based holding company for North Conway Bank, was acquired and North Conway Bank merged into Portsmouth. At the time of acquisition, Bankcore had $132.8 million in total assets and shareholders' equity of $17.8 million. The Bankcore acquisition was treated as a purchase for accounting purposes and, accordingly, the Company's financial statements reflect the acquisition from the time of purchase only. As a result of the transaction, $3.4 million of goodwill was created and is being amortized over 15 years.

On June 15, 1995, the Company purchased all the branches and associated deposits, as well as certain loans, of Fleet Bank of Maine located in Aroostook County, Maine. Five of the seven branches purchased were merged with and into existing branches of the Bank. The purchase resulted in the transfer of $46.1 million in deposits and $17.1 million in loans.

On July 31, 1994, Mid Maine Savings Bank, F.S.B. ("MMSB"), headquartered in Auburn, Maine, was merged into the Bank, and was accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. At July 31, 1994, MMSB had total assets of $170.5 million and total shareholders' equity of $11.4 million. Immediately upon consummation of the merger of MMSB into the Bank, the Bank sold the assets and liabilities relating to MMSB's Hampton (New Hampshire) Division to Portsmouth.

RESULTS OF OPERATIONS

The Company reported net income of $9.3 million and $24.5 million for the three and nine months ended September 30, 1995, respectively, compared with $7.5 million and $18.3 million for the comparable periods in 1994. The improved results in 1995 were primarily attributable to the improvement in net interest income as a result of both an increase in earning assets and the Company's net interest margin, along with controlled increases in total noninterest expenses.

NET INTEREST INCOME. For purposes of the following table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned from tax-exempt interest received on qualified tax-exempt securities and on loans to qualifying borrowers to make them equivalent to income and yields earned on fully-taxable securities and loans, assuming tax rates of 35%. In addition, nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                          THREE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                                        1995                                   1994
                                        -------------------------------------  -------------------------------------
                                           AVERAGE                 YIELD/(1)      AVERAGE                 YIELD/(1)
                                           BALANCE     INTEREST      RATE         BALANCE     INTEREST      RATE
                                        -------------  ---------  -----------  -------------  ---------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Loans and leases (2):
  Residential real estate mortgages...  $     705,434  $  14,071       7.91%   $     605,287  $  11,772       7.72%
  Commercial real estate mortgages....        612,319     15,705      10.18          577,569     12,996       8.93
  Commercial loans and leases.........        325,412      8,232      10.04          249,168      6,004       9.56
  Consumer loans and leases...........        640,070     15,200       9.42          586,331     13,066       8.84
                                        -------------  ---------               -------------  ---------
    Total loans and leases............      2,283,235     53,208       9.25        2,018,355     43,838       8.62
                                        -------------  ---------               -------------  ---------
Investment securities (3).............        527,687      8,290       6.23          462,617      6,926       5.94
Federal funds sold....................         18,582        279       5.96           12,089        150       4.91
                                        -------------  ---------               -------------  ---------
    Total earning assets..............      2,829,504     61,777       8.66        2,493,061     50,914       8.10
                                        -------------  ---------               -------------  ---------
Nonearning assets.....................        179,790                                193,208
                                        -------------                          -------------
    Total assets......................  $   3,009,294                          $   2,686,269
                                        -------------                          -------------
                                        -------------                          -------------
Interest-bearing deposits:
  Regular savings.....................  $     324,787      2,343       2.86    $     324,299      2,268       2.77
  NOW accounts........................        206,347        649       1.25          177,856        746       1.66
  Money market access accounts........        397,094      3,988       3.98          303,355      2,020       2.64
  Certificates of deposit.............      1,124,253     16,248       5.73        1,036,335     12,071       4.62
                                        -------------  ---------               -------------  ---------
    Total interest-bearing deposits...      2,052,481     23,228       4.49        1,841,845     17,105       3.68
Borrowed funds........................        407,138      5,975       5.82          389,770      4,838       4.92
                                        -------------  ---------               -------------  ---------
    Total interest-bearing
     liabilities......................      2,459,619     29,203       4.71        2,231,615     21,943       3.90
                                        -------------  ---------               -------------  ---------
Demand accounts.......................        258,848                                202,126
Other liabilities (3).................         37,085                                 26,852
Shareholders' equity (3)..............        253,742                                225,677
                                        -------------                          -------------
    Total liabilities and
     shareholders' equity.............  $   3,009,294                          $   2,686,270
                                        -------------                          -------------
                                        -------------                          -------------
Net earning assets....................  $     369,885                          $     261,446
                                        -------------                          -------------
                                        -------------                          -------------
Net interest income (fully-taxable
 equivalent)..........................                    32,574                                 28,971
Less:  fully-taxable equivalent
 adjustments..........................                      (268)                                  (155)
                                                       ---------                              ---------
Net interest income...................                 $  32,306                              $  28,816
                                                       ---------                              ---------
                                                       ---------                              ---------
Net interest rate spread (fully-
 taxable equivalent)..................                                 3.95%                                  4.20%
Net interest margin (fully-taxable
 equivalent)..........................                                 4.57%                                  4.61%

(1) Annualized.

(2) Loans and leases includes loans available for sale.

(3) Excludes effect of unrealized gains or losses on investment securities.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                            NINE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                         1995                                    1994
                                         -------------------------------------  --------------------------------------
                                            AVERAGE                 YIELD/(1)      AVERAGE                 YIELD/(1)
                                            BALANCE     INTEREST      RATE         BALANCE     INTEREST       RATE
                                         -------------  ---------  -----------  -------------  ---------  ------------
                                                                    (DOLLARS IN THOUSANDS)
Loans and leases (2):
  Residential real estate mortgages....  $     667,234  $  39,990       8.01%   $     625,504  $  34,120        7.29%
  Commercial real estate mortgages.....        597,810     44,506       9.95          562,018     36,407        8.67
  Commercial loans and leases..........        295,510     22,473      10.17          241,019     16,470        9.14
  Consumer loans and leases............        620,333     43,722       9.42          554,005     37,038        8.94
                                         -------------  ---------               -------------  ---------
    Total loans and leases.............      2,180,887    150,691       9.24        1,982,546    124,035        8.37
                                         -------------  ---------               -------------  ---------
Investment securities (3)..............        474,572     22,683       6.39          458,581     18,932        5.52
Federal funds sold.....................         24,052      1,106       6.15            9,995        355        4.49
                                         -------------  ---------               -------------  ---------
    Total earning assets...............      2,679,511    174,480       8.71        2,451,122    143,322        7.82
                                         -------------  ---------               -------------  ---------
Nonearning assets......................        181,158                                191,970
                                         -------------                          -------------
    Total assets.......................  $   2,860,669                          $   2,643,092
                                         -------------                          -------------
                                         -------------                          -------------
Interest-bearing deposits:
  Regular savings......................  $     323,695      6,981       2.88    $     270,797      5,701        2.81
  NOW accounts.........................        190,858      1,755       1.23          170,127      2,220        1.74
  Money market access accounts.........        343,823      9,734       3.79          325,925      6,709        2.75
  Certificates of deposit..............      1,066,161     43,901       5.51        1,085,401     36,304        4.47
                                         -------------  ---------               -------------  ---------
    Total interest-bearing deposits....      1,924,537     62,371       4.33        1,852,250     50,934        3.68
Borrowed funds.........................        437,068     19,182       5.87          354,208     12,940        4.88
                                         -------------  ---------               -------------  ---------
    Total interest-bearing
     liabilities.......................      2,361,605     81,553       4.62        2,206,458     63,874        3.87
                                         -------------  ---------               -------------  ---------
Demand accounts........................        220,654                                184,091
Other liabilities (3)..................         34,286                                 30,159
Shareholders' equity (3)...............        244,124                                222,384
                                         -------------                          -------------
    Total liabilities and shareholders'
     equity............................  $   2,860,669                          $   2,643,092
                                         -------------                          -------------
                                         -------------                          -------------
Net earning assets.....................  $     317,906                          $     244,664
                                         -------------                          -------------
                                         -------------                          -------------
Net interest income (fully-taxable
 equivalent)...........................                    92,927                                 79,448
Less:  fully-taxable equivalent
 adjustments...........................                      (749)                                  (376)
                                                        ---------                              ---------
Net interest income....................                 $  92,178                              $  79,072
                                                        ---------                              ---------
                                                        ---------                              ---------
Net interest rate spread (fully-taxable
 equivalent)...........................                                 4.09%                                   3.95%
Net interest margin (fully-taxable
 equivalent)...........................                                 4.64%                                   4.33%

(1) Annualized.

(2) Loans and leases includes loans available for sale.

(3) Excludes effect of unrealized gains or losses on investment securities.

Net interest income on a fully-taxable equivalent basis increased by $3.5 million and $13.1 million for the three and nine months ended September 30, 1995, respectively, compared with the same periods in 1994. The increase in net interest income for the nine months ended September 30, 1995 was attributable to both an increase in net earning assets and an increase in the net interest margin. The increase in net interest income for the three months ended September 30, 1995 was primarily attributable to an increase in net earning assets which was offset in part by a slight decrease in the net interest margin.

The weighted average yield on loans increased to 9.25% from 8.62% and the average outstanding balances increased by $264.8 million, or 13.1%, for the three months ended September 30, 1995 as compared with the same period in 1994. For the nine months ended September 30, 1995, the weighted average yield on loans increased to 9.24% from 8.37%, and the average outstanding balance increased $198.3 million, or 10.0%, as compared with the same period in 1994. The increases in the weighted average yield on loans and leases were attributable to the upward repricing of adjustable and variable rate loans as a result of rising interest rates during the latter half of 1994, the decrease in the level of loans classified as nonperforming and the increase in higher yielding commercial business loans.

Interest expense on deposits increased by $6.1 million and $11.4 million, or 35.8% and 22.5%, for the three and nine months ended September 30, 1995, respectively, as compared with the same respective periods in 1994. The most significant impact on the increase in interest expense on deposits was an increase in the weighted average rate paid, which increased from 3.68% and 3.68% for the three and nine months ended September 30, 1994, respectively, to 4.49% and 4.33% for the three and nine months ended September 30, 1995, respectively. In particular, the Company has paid higher rates on certificates of deposit in 1995 as compared with 1994 as a result of lower costing certificates maturing and being repriced in a more competitive and higher interest rate environment. In addition, the Company has seen a change in the mix of its deposits, with lower yielding regular savings deposits being replaced by higher costing money market access account balances. Total average interest-bearing deposit balances outstanding increased by $210.6 million or 11.4% for the three months ended September 30, 1995, as compared with the same period in 1994, and increased $72.3 million, or 3.9%, for the nine months ended September 30, 1995, as compared with the same period in 1994.

Interest expense on borrowed funds increased by $1.1 million and $6.2 million, or 23.5% and 48.2%, for the three and nine months ended September 30, 1995, respectively, as compared with the same respective periods in 1994. The increases in interest expense on borrowed funds were attributable to both an increase in average outstanding borrowings in 1995 as well as an increase in the weighted average rate paid.

The Company's net interest rate spread decreased from 4.20% for the three months ended September 30, 1994 to 3.95% for the three months ended September 30, 1995 and increased from 3.95% for the nine months ended September 30, 1994 to 4.09% for the nine months ended September 30, 1995. The decrease in the net interest rate spread for the three months ended September 30, 1995 as compared with the same period in 1994 was attributable to increased rates on interest-bearing liabilities exceeding increased rates on earning assets. The increase in the net interest rate spread for the nine months ended September 30, 1995 as compared with the same period in 1994 was attributable to increased rates on earning assets exceeding the increase in rates paid on interest-bearing liabilities.

The Company's net interest margin decreased from 4.61% for the three months ended September 30, 1994 to 4.57% for the three months ended September 30, 1995. The decrease in the net interest margin for the three months ended September 30, 1995 as compared with the same period in 1994 was attributable to the decrease in the net interest rate spread, the effects of which were more than offset by an increase in the level of net earning assets. The net interest margin increased from 4.33% for the nine months ended September 30, 1994 to 4.64% for the nine months ended September 30, 1995. The increase in the net interest margin for the nine months ended September 30, 1995 as compared with the same period in 1994 was attributable both to the increased net interest rate spread and to higher levels of net earning assets.

PROVISION FOR LOAN LOSSES. The provision for loan losses of $630 thousand and $1.8 million for the three and nine months ended September 30, 1995 increased $630 thousand and $48 thousand compared to the same respective periods in 1994. The provisions resulted from management's ongoing evaluation of the adequacy of the allowance for loan losses after taking into account recent trends in nonperforming loans, delinquent loans and net loan chargeoffs, as well as other asset quality factors. See "Financial Condition -- Nonperforming Assets" below.

    Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for possible loan and lease losses in the future as a result of changing markets for real estate and economic conditions in the Company's primary market area, future changes in nonperforming assets or for other reasons, which would affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize changes to the allowance for loan and lease losses based on their judgments about information available to them at the time of the examination. The Company was most recently examined by the Federal Reserve Board as of December 31, 1994; the Bank was most recently examined by the FDIC and the Maine Bureau of Banking as of December 31, 1994; and Portsmouth was most recently examined by the Comptroller of the Currency as of December 31, 1994.

NONINTEREST INCOME

Noninterest income increased $1.2 million, or 25.7%, and $885 thousand, or 5.9%, for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994.

The following table shows the composition of net gains (losses) on the sales of securities for the periods indicated:

                          Three Months Ended        Nine Months Ended
                             September 30,            September 30,
                         --------------------     ---------------------
                           1995        1994         1995        1994
                         --------    --------     --------    ---------
                                           (In Thousands)
Securities losses        $  -0-      $  -0-       $ (174)     $  -0-
Securities gains             39           2           68         354
                         ------      ------       ------      ------
                         $   39      $    2       $ (106)     $  354
                         ------      ------       ------      ------
                         ------      ------       ------      ------


Included in securities gains during the nine months ended September 30, 1994 is a $296 thousand recovery on a security previously written down to zero.

The following table sets forth certain information relating to mortgage banking services income for the periods indicated:

                                     At or for the            At or for the
                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                 ----------------------   -----------------------
                                    1995        1994         1995         1994
                                 ----------  ----------   ----------  -----------
                                                  (In Thousands)
Residential mortgages serviced
  for investors at end
  of period                       $2,391,742  $1,932,368   $2,391,742  $1,932,368
                                  ----------  ----------   ----------  ----------
                                  ----------  ----------   ----------  ----------
Residential mortgage
  sales income (loss)             $    1,052  $      (41)  $    2,612  $    1,813
Gain on sale of residential
  mortgage servicing rights              440         -0-          440         -0-
Residential mortgage
  servicing income                     1,558       1,784        4,690       4,345
                                  ----------  ----------   ----------  ----------
    Total                         $    3,050  $    1,743   $    7,742  $    6,158
                                  ----------  ----------   ----------  ----------
                                  ----------  ----------   ----------  ----------

The Company's portfolio of mortgages serviced for investors increased by $459 million, or 23.8%, net of amortization and prepayments, from September 30, 1994 to September 30, 1995. The Company's portfolio of mortgages serviced for others continues to increase as a result of its strategy to originate and sell primarily fixed rate residential mortgages to the secondary market while retaining the rights to service these loans for the investors purchasing them. In addition, the outstanding amount of residential mortgages serviced for investors is impacted, from time to time, by the purchase and sale of mortgage servicing rights for portfolios of residential mortgage loans.

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights"--An Amendment of FASB Statement No. 65," which changes the method of accounting for certain mortgage banking activities. The Company elected early adoption of SFAS No. 122 and as a result capitalized $908 thousand and $1.6 million of originated mortgage servicing rights during the three months and nine months ended September 30, 1995, respectively. Income related to the capitalization of originated mortgage servicing rights is included in residential mortgage sales income.

Residential mortgage sales income was $1.1 million for the three months ended September 30, 1995 compared with a $41 thousand loss for the same period in 1994 and $2.6 million for the nine months ended September 30, 1995 compared with $1.8 million for the same period in 1994. A significant portion of the increase in residential mortgage sales income in 1995 was related to the adoption of SFAS No. 122 as noted above. Excluding the income related to the Company's adoption of SFAS No. 122, residential mortgage sales income would have increased $185 thousand for the three months ended September 30, 1995 as compared with the same period in 1994 and would have decreased $831 thousand for the nine months ended September 30, 1995, compared with the same period in 1994. The decrease in mortgage sales income, excluding the income related to SFAS No. 122, for the nine months period ending September 30, 1995 compared with 1994 was attributable in part to a more competitive market for retail and correspondent originations resulting in lower gains on sales of residential mortgages and an increase in the amount of costs directly allocated to retail mortgage originations. The $41 thousand loss for the three months ended September 30, 1994 reflected a rising interest rate environment which resulted in a significantly decreased level of refinancing activity and a more competitive environment for purchased mortgage originations.

The generation of mortgage sales income and the recognition of net gains on the sales of securities and nonresidential mortgage loans are dependent on market and economic conditions and, accordingly, there can be no assurance that the income and net gains reported in prior periods can be achieved in the future or that there will not be significant inter-period variations in the results from such activities.

The Company recorded a $440 thousand gain on the sale of residential mortgage servicing rights during the three months ended September 30, 1995. The sale of mortgage servicing rights was associated with $107.5 million of residential mortgages serviced for others.

Residential mortgage servicing income decreased $226 thousand, or 12.7%, for the three months ended September 30, 1995 compared with the same period in 1994, and increased $345 thousand, or 7.9%, for the nine months ended September 30, 1995, as compared with the same period in 1994. Mortgage servicing income during 1995 was negatively impacted by the Company's adoption of SFAS No. 122, which has effectively accelerated mortgage servicing income into the current period as a component of residential mortgage sales income and increased the amount of capitalized mortgage servicing rights. The mortgage servicing rights that have been created as a result of the implementation of SFAS No. 122 are amortized and recorded as an offset to mortgage servicing income. In conjunction with the adoption of SFAS No. 122, the Company elected to accelerate the amortization of capitalized mortgage servicing rights and excess servicing fees related to numerous pools of loans with small outstanding balances which, from an ongoing operational standpoint, were inefficient to amortize on a monthly basis. The cumulative impact of accelerating amortization of capitalized mortgage servicing rights and excess servicing fees associated with small pools of loans with small outstanding balances and the amortization expense related to adoption of SFAS No. 122 during the three and nine months ended September 30, 1995 were $81 thousand and $358 thousand, respectively.

In order to mitigate the prepayment risk associated with mortgage servicing rights and protect economic value, the Company purchased a $30 million (notional amount) constant maturity treasury floor (CMT) for $555 thousand. The cost of the CMT is being amortized over five years using the straight line method of amortization and is recorded at the lower of amortized cost or market value. The CMT's value is related to movements in market interest rates to which it is indexed (the 10 year Constant Maturity Treasury Daily Yield) and the remaining term of the CMT. The CMT's value is inversely related to movements in market interest rates. As interest rates decline, the value of the CMT increases. Market interest rate movements also influence the behavior of borrowers, which impacts the value of mortgage servicing rights as a result of an increase or decrease in mortgage loan prepayment speeds. The value of mortgage servicing rights, generally, increases as market interest rates increase and declines as rates decrease. While not accorded hedge accounting treatment due to the uncertainty of strict correlation, in the event that interest rates fall any resulting increase in the value of the CMT is intended to offset, in part, the prospective impairment to mortgage servicing rights. The CMT is included in other assets on the Company's balance sheet at September 30, 1995 at amortized cost of $501 thousand (market value approximates amortized cost).

Other categories of noninterest income include customer services income, which increased $1.1 million, or 21.7%, loan related services income, which increased $28 thousand, or 3.7%, and trust and investment advisory services, which decreased $14 thousand,or 1.2%, for the nine months ended September 30, 1995 as compared with the same period in 1994. The changes in these categories of noninterest income resulted primarily from the related volume of customer transactions.

Other noninterest income decreased $1.3 million for the nine months ended September 30, 1995, compared with the same period in 1994, primarily as a result of $1.3 million in interest income accrued and received on federal income tax receivables during 1994.

NONINTEREST EXPENSES

Total noninterest expenses decreased $651 thousand, or 2.7%, and increased $1.7 million, or 2.6%, for the three and nine months ended September 30, 1995, respectively, compared to the same respective periods in 1994.

Salaries and employee benefits increased $1.3 million, or 10.8%, and $3.3 million, or 10.2%, for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. These increases were principally the result of normal salary and wage increases, the addition of five branches and associated employee costs related to the Bankcore acquisition, staff additions related to start-up costs associated with the establishment of a trust department at the Bank, expanded telephone banking services, implementation of supermarket banking and expanded operations staff to support new deposit products.

Deposit and other assessments expenses decreased $1.2 million, or 85.2%, and $1.4 million, or 31.8%, for the three and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994. These decreases were attributable to the reduction in deposit insurance premiums from $0.23 per $100 of deposits to $0.04 per $100 of deposits beginning in June, 1995 paid by the Bank and Portsmouth to the Bank Insurance Fund ("BIF") which is administered by the FDIC. See Item 5 below, however.

Collection and carrying costs of nonperforming assets decreased $743 thousand, or 77.1%, and $2.0 million, or 63.4%, for the three and nine months ended September 30, 1995, respectively, compared to the same respective periods in 1994. The decrease in collection and carrying expenses reflects the lower level of nonperforming assets at the Company in recent periods.

Data processing expenses increased $149 thousand, or 9.1%, and $732 thousand, or 16.3%, for the three and nine months ended September 30, 1995, respectively, compared with the same respective periods in 1994.
The investment in expanded
operational capabilities to support new product offerings and improve customer service, as well as a higher level of transactions related to the larger mortgage servicing portfolio, were the primary factors behind the increase in data processing expenses in 1995.

Advertising and marketing expense increased $281 thousand, or 11.8%, for the nine months ended September 30, 1995 as compared to the same period in 1994. The increase in advertising and marketing expense reflected the Company's business strategy to improve the visibility of its products and services, communicate its improved financial condition and take advantage of the opportunity created by the confusion and related consumer dissatisfaction caused by the major changes that have occurred and are anticipated to occur in the structure of the banking industries in Maine and New Hampshire.

Other categories of noninterest expenses include net occupancy expense, which decreased $62 thousand for the nine months ended September 30, 1995 compared to the same period in 1994, and equipment expense, which increased $76 thousand for the nine months ended September 30, 1995 compared to the same period in 1994.

Other noninterest expenses decreased $131 thousand, or 3.0%, and increased $806 thousand, or 7.0%, for the three and nine months ended September 30, 1995, respectively, compared with the same respective periods in 1994.

The following table sets forth information relating to other noninterest expenses during the periods indicated:

                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
                          ---------------------  ----------------------
                            1995       1994        1995        1994
                          --------   ---------   ---------   ----------
                                          (In Thousands)
Postage and Freight       $   413    $   316     $ 1,324     $ 1,032
Office Supplies               524        367       1,404       1,227
Amortization of goodwill      479        515       1,332       1,267
Telephone                     436        360       1,220         999
Other                       2,442      2,867       7,113       7,062
                          -------    -------     -------     -------
                          $ 4,294    $ 4,425     $12,393     $11,587
                          -------    -------     -------     -------
                          -------    -------     -------     -------


INCOME TAX EXPENSE

Income tax expense was $4.9 million and $1.9 million for the three months ended September 30, 1995 and 1994, respectively, which amounted to effective income tax rates of 34.4% and 20.5%, respectively. Income tax expense was $12.5 million and $6.6 million for the nine months ended September 30, 1995 and 1994, respectively, which amounted to effective income tax rates of 33.8% and 26.5%, respectively. The lower effective income tax rates for the three and nine months ending September 30, 1994 as compared with the same periods in 1995 are primarily attributable to the recording of a one-time $1.7 million tax benefit from the recognition of net deferred tax assets related to the merger of MMSB.

FINANCIAL CONDITION

Set forth below is a discussion of the material changes in the Company's financial condition from December 31, 1994 to September 30, 1995.

SECURITIES AVAILABLE FOR SALE

Securities available for sale increased $79.1 million, or 18.4%.
Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. At September 30, 1995, $710 thousand of net unrealized gain (net
of related taxes) was included in shareholders' equity.   A summary of
the carrying values of securities available for sale follows:


                                         September 30,      December 31,
                                             1995               1994
                                         -------------      ------------
                                                  (In Thousands)
U.S. Government obligations and
  obligations of U.S. Government
  agencies and corporations               $265,283           $219,220
Other bonds and notes                       30,471             13,792
Mortgage-backed securities                 188,154            172,465
                                          --------           --------
    Total debt securities                  483,908            405,477
Equity securities                           24,185             23,526
                                          --------           --------
    Total securities available for sale   $508,093           $429,003
                                          --------           --------
                                          --------           --------

LOANS HELD FOR SALE

Loans held for sale, all of which were residential mortgage loans, increased $53.1 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period as a result of mortgage origination levels, timing and delivery of loan sales, changes in market interest rates and asset liability management strategies. The change in loans held for sale from December 31, 1994 to September 30, 1995 was primarily attributable to the higher level of fixed rate mortgage originations in the months preceding September 30, 1995 as compared with December 31, 1994. At September 30, 1995 and December 31, 1994, loans held for sale had a weighted average rate of 7.42% and 7.71%, respectively.

LOANS AND LEASES

Total loans and leases held for investment increased $124.2 million, or 5.9%, for the nine months ended September 30, 1995. The increase was attributable to $78.0 million of loans acquired through the Bankcore acquisition and $16.5 million in loans in connection with an acquisition of branch offices in Aroostook County, Maine, as discussed above, as well as increases in commercial business loan originations. Sales of residential real estate loans substantially offset residential loan originations.

The following table sets forth total loans and leases originated or purchased and sold, repaid or otherwise reduced, by loan type, for the periods indicated including loans held for sale:

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                ---------------------  ---------------------
                                   1995       1994         1995      1994
                                ---------  ---------   ----------  ---------
                                              (In Thousands)
Originations and purchases:
  Residential real estate loans  $231,947   $130,761   $  408,273  $311,356
  Commercial real estate loans     31,240     63,330       81,119   120,742
  Commercial business loans
    and leases                    110,207     79,417      285,434   199,957
  Consumer loans                   77,728     89,067      197,745   219,520
                                ---------  ---------   ----------  --------
                                  451,122    362,575      972,571   851,575
                                ---------  ---------   ----------  --------
  Loans acquired through
    acquisitions                   77,994        -0-       94,452       -0-
                                ---------  ---------   ----------  --------

     Total originations,
      purchases and
      acquisitions                529,116    362,575    1,067,023   851,575
                                ---------  ---------   ----------  --------

Sales and principal reductions:
  Sales                           189,873     34,422      350,517   202,344
  Principal reductions            200,951    263,057      539,216   574,138
                                ---------  ---------   ----------  --------
     Total sales and principal
      reductions                  390,824    297,479      889,733   776,482
                                ---------  ---------   ----------  --------

Increase in loans held for sale
  and loans and leases           $138,292   $ 65,096   $  177,290  $ 75,093
                                ---------  ---------   ----------  --------
                                ---------  ---------   ----------  --------

Residential real estate loan originations increased $101.2 million for the three months ended September 30, 1995 as compared with the same period in 1994 and increased $96.9 million for the nine months ended September 30, 1995 as compared with the same period in 1994. The increase in residential loan originations during the three months ended September 30, 1995 reflected a lower interest rate environment and a substantial increase in loans originated through the Bank's correspondent network.

Commercial real estate loan originations decreased $32.1 million and $39.6 million for the three and nine months ended September 30, 1995, respectively, as compared with the same respective periods in 1994. The decrease in commercial real estate loan originations reflects the Bank's strategy to reduce its relative exposure to commercial real estate loans in favor of other types of loans. The increase in the balance of commercial real estate loans from December 31, 1994 to September 30, 1995 was attributable to the Company's acquisitions during the period.

Commercial business loan and lease originations increased $30.8 million and $85.5 million for the three and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994. The increase in commercial business loans and lease originations is consistent with the Company's strategy to focus on lending to sound small business customers within its geographic market as well as an increase in tax exempt loans to municipalities.

Originations of consumer loans continue to include a significant amount of consumer loans accounted for approximately 24.7% of the total originations of consumer loans during the nine months ended September 30, 1995 and amounted to $304.5 million or 47.2% of the Company's consumer loan portfolio at September 30, 1995.

NONPERFORMING ASSETS

The following table sets forth information regarding nonperforming assets at the dates indicated:


                                         September 30,  June 30,    March 31,  December 31,
                                             1995         1995        1995         1994
                                             ----         ----        ----         ----
                                                         (Dollars in Thousands)
Residential real estate loans:
  Nonaccrual loans                          $ 5,231     $ 4,517      $ 4,040     $ 1,799
  Accruing loans which are 90 days overdue    2.013       2,833        2,174       2,883
                                            -------     -------      -------     -------
    Total                                     7,244       7,350        6,214       4,682
                                            -------     -------      -------     -------

Commercial real estate mortgages:
  Nonaccrual loans                           16,106      15,327       22,336      20,413
  Troubled debt restructurings                3,946       4,870        6,113       5,704
                                            -------     -------      -------     -------
    Total                                    20,052      20,197       28,449      26,117
                                            -------     -------      -------     -------

Commercial business loans and leases:
  Nonaccrual loans                            5,940       6,620        5,589       6,270
  Troubled debt restructurings                1,953       2,098        1,455       2,013
                                            -------     -------      -------     -------
    Total                                     7,893       8,718        7,044       8,283
                                            -------     -------      -------     -------

Consumer loans and leases:
  Nonaccrual loans                            3,190       2,963        2,840       2,727
  Accruing loans which are 90 days overdue      343         112          303         468
                                            -------     -------      -------     -------
    Total                                     3,533       3,075        3,143       3,195
                                            -------     -------      -------     -------

Total nonperforming loans:
  Nonaccrual loans                           30,467      29,427       34,805      31,209
  Accruing loans which are 90 days overdue    2,356       2,945        2,477       3,351
  Troubled debt restructurings                5,899       6,968        7,568       7,717
                                            -------     -------      -------     -------
    Total nonperforming loans                38,722      39,340       44,850      42,277
                                            -------     -------      -------     -------

Other nonperforming assets:
  Other real estate owned, net of
   related reserves                           6,589       8,555        4,173       6,651
  In-substance foreclosures, net of
   related reserves                             -0-         -0-          -0-       2,096
  Repossessions, net of related reserves      1,629       1,591        1,930       1,983
                                            -------     -------      -------     -------
    Total other nonperforming assets          8,218      10,146        6,103      10,730
                                            -------     -------      -------     -------
Total nonperforming assets                  $46,940     $49,486      $50,953     $53,007
                                            -------     -------      -------     -------
                                            -------     -------      -------     -------

Total nonperforming loans as a percentage
  of total loans (1)                          1.74%       1.86%        2.12%       2.01%
Total nonperforming assets as a percentage
  of total assets                             1.55%       1.73%        1.82%       1.90%
Total nonperforming assets as a percentage
  of total loans (1) and total other
  nonperforming assets                        2.10%       2.33%        2.40%       2.51%


(1) Exclusive of loans held for sale.

It is the policy of the Company to place all commercial real estate loans and commercial business loans which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. All such loans 90 days or more past due, whether on nonaccrual status or not are considered as nonperforming loans. Residential real estate loans and consumer loans are placed on nonaccrual and nonperforming status generally when they are 90 days or more past due or when in management's judgment the collectibility of interest and/or principal is doubtful.

It is also the policy of the Company to place on nonaccrual and nonperforming status loans currently performing in accordance with their terms but which in management's judgment are likely to present future principal and/or interest repayment problems and thus ultimately could be classified as nonperforming. At September 30, 1995, $17.4 million of commercial real estate and commercial business loans and leases, or 62.3% of total nonperforming commercial real estate and commercial business loans, were on nonaccrual status and thus disclosed as nonperforming loans even though they were less than 90 days past due.

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements require changes in both the disclosure and impairment measurement of nonperforming loans. Certain loans which had previously been reported as nonperforming and certain in-substance foreclosures are currently required to be disclosed as impaired loans. At adoption, the Company reclassified $2.2 million of in-substance foreclosures and related reserves of $96 thousand to loans and the allowance for loan losses, respectively. Prior year balances were not reclassified as management deemed the amounts to be immaterial.

Restructured accruing loans entered into subsequent to the adoption of these statements are reported as impaired loans. In the year subsequent to restructure these loans may be removed from impaired loan status provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. Restructured, accruing loans entered into prior to the adoption of these statements are not required to be reported as impaired loans unless such loans are not performing in accordance with the restructured terms.

Commercial business and commercial real estate loans are considered impaired when it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The amount of impairment for impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. The Company recognizes income on impaired loans also classified as nonperforming on a cash basis when the ability to collect the principal balance is not in doubt.

At September 30, 1995, total impaired loans were $28.2 million, of which $24.9 million had related allowances of $6.3 million. During the three months ended September 30, 1995, the income recognized related to impaired loans was $351 thousand and the average balance of outstanding impaired loans was $31.3 million. During the nine months ended September 30, 1995, the income recognized related to impaired loans was $883 thousand and the average balance of outstanding impaired loans was $30.1 million.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure generally is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value less estimated selling costs at the date of acquisition or classification and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property and subsequent reductions in value are expensed.

Nonperforming assets at September 30, 1995 included $6.6 million of other real estate owned and $1.6 million of repossessed assets, in each case net of related reserves.

The following table summarizes the gross activity in other real estate owned for the nine months ended September 30, 1995.


                                                            (In Thousands)
Balance at beginning of period                                 $  6,658
Property acquired through foreclosure or acceptance
  of a deed-in-lieu of foreclosure                                9,855
Property acquired through purchase acquisition                    2,910
Sales and rental proceeds                                       (13,190)
Writedowns and provisions for losses
  (credit to operations)                                           (356)
                                                               --------
Balance at end of period                                       $  6,589
                                                               --------
                                                               --------

POTENTIAL NONPERFORMING ASSETS

At September 30, 1995, the Company had classified a total of $81.7 million of commercial real estate loans and commercial business loans and leases as substandard or lower on its risk rating system, as compared to $99.9 million at December 31, 1994. Included in this amount was the Company's $27.9 million of nonperforming commercial business and commercial real estate loans. In the opinion of management, the remaining $53.8 million of commercial real estate loans and commercial business loans and leases classified as substandard or lower at September 30, 1995 evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become nonperforming assets in future periods. These loans are net of any previously established specific reserves which have resulted in chargeoffs, but not general reserves which have been established based on the Company's internal rating of such loans and evaluation of the adequacy of its allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth information regarding activity in the allowance for loan losses for the three and nine months ended September 30, 1995 and 1994, as well as certain related ratios:


                                             Three Months Ended               Nine Months Ended
                                                September 30,                    September 30,
                                         ---------------------------      -------------------------
                                            1995             1994           1995            1994
                                         ----------       ----------      ----------     ----------
                                                              (Dollars in Thousands)
Average loans and leases
 outstanding during the period           $2,283,235       $2,018,355      $2,180,887     $1,982,546
                                         ----------       ----------      ----------     ----------
                                         ----------       ----------      ----------     ----------
Allowance at beginning of period         $   45,832       $   53,306      $   50,484     $   52,804
Chargeoffs:
  Residential real estate                       420              588             944          1,432
  Commercial real estate                        699            1,336           6,614          3,490
  Commercial business loans and
    leases                                      368              459           1,453          2,381
  Consumer                                      644              376           1,694          1,159
                                         ----------       ----------      ----------     ----------
    Total loans charged off                   2,131            2,759          10,705          8,462
                                         ----------       ----------      ----------     ----------
Recoveries:
  Residential real estate                        47              175             120            397
  Commercial real estate                      1,666            1,168           3,132          3,198
  Commercial business loans and
    leases                                      473              630           1,458          2,591
  Consumer                                        3              107             231            347
                                         ----------       ----------      ----------     ----------
    Total loans recovered                     2,189            2,080           4,941          6,533
                                         ----------       ----------      ----------     -----------
  Net chargeoffs (recoveries)                   (58)             679           5,764          1,929
Additions charged to operating
  expenses                                      630              -0-           1,800          1,752
Additions due to purchase
  acquisition                                 2,314              -0-           2,314            -0-
                                         ----------       ----------      ----------     -----------
Allowance at end of period               $   48,834       $   52,627      $   48,834     $    52,627
                                         ----------       ----------      ----------     -----------
                                         ----------       ----------      ----------     -----------

Ratio of net chargeoffs to average
  loans and leases outstanding
  during the period -
  annualized (1)                              (0.01)%           0.13%           0.35%          0.10%

Ratio of allowance to total loans
  and leases at end of period (2)              2.20%            2.60%           2.20%          2.60%

Ratio of allowance to nonperforming
  loans at end of period                     126.11%          124.50%         126.11%        124.50%


(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Excludes loans held for sale.

The following table sets forth the manner in which the Company's total allowance for loan losses was allocated by type of loan at the dates indicated:



                                         September 30, 1995               December 31, 1994
                                      --------------------------     ---------------------------
                                               Percent of Total                  Percent of Total
                                      Amount   Loans by Category       Amount    Loans by Category
                                     --------  -----------------      -------    -----------------
                                                        (Dollars in Thousands)
Residential real estate loans         $ 3,315         0.53%           $ 3,078          0.49%
Commercial real estate loans           28,322         4.57             30,545          5.13
Commercial business loans
  and leases                            8,410         2.54              8,219          3.09
Consumer Loans                          8,787         1.36              8,642          1.43
                                      -------                         -------
                                      $48,834         2.20            $50,484          2.91
                                      -------                         -------
                                      -------                         -------


DEPOSITS AND BORROWINGS

Total deposits increased by $267.2 million, or 12.9%, during the nine months ended September 30, 1995. This increase resulted from an increase in money market accounts of $137.9 million, or 50.0%, an increase in certificates of deposit of $117.1 million, or 11.6%, a combined increase in NOW and demand deposits of $56.9 million, or 13.8%, and a decrease in regular savings of $44.7 million, or 12.4%. The changes in deposit balances reflect the Company's current strategy to emphasize relationship banking, cash management services, core deposits and the deposit mix of acquisitions completed in 1995. The Bank introduced a new money market account in December 1994 which has attracted new customer deposits as well as resulted in the transfer of customer funds from regular savings accounts during the first nine months of 1995. The new money market account is only available to relationship customers of the Company who are required to maintain minimum overall balances and a transaction account. The increase in deposits during the nine months ended September 30, 1995 was in part attributable to the purchase of $46.1 million in deposits in Northern Maine and $110.8 million of deposits acquired in the Bankcore transaction, as described above.

Total borrowings decreased by $46.5 million, or 10.1%, for the nine months ended September 30, 1995. The decrease in total borrowings was primarily attributable to an $86.5 million decrease in Federal Home Loan Bank borrowings offset in part by a $30.0 million increase in securities sold under repurchase agreements and a net increase in other borrowings (including Federal funds purchased) of $10.0 million. Included in other borrowings are the five-year debentures which were issued in conjunction with the Bankcore acquisition on July 1, 1995, which had an outstanding balance of $8.3 million at September 30, 1995. The decrease in total borrowings reflects the Company's efforts to replace higher-costing borrowings with lower-costing core deposits. The Company maintains the ability to access Federal Home Loan Bank borrowings if market conditions or business strategy warrants. At September 30, 1995, the Company estimates its additional available borrowing capacity from the Federal Home Loan Bank to be approximately $323.3 million.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased by $32.3 million during the nine months ended September 30, 1995. This increase was the result of $24.5 million of net income, a $9.8 million net unrealized gain (net of tax effect) in the market value of securities available for sale, $1.1 million of treasury stock sales related to various employee benefit plans of the Company, and $11.3 million related to the issuance of treasury stock in conjunction with the Bankcore acquisition, the effects of which were offset in part by $8.3 million in treasury stock purchases and cash dividends of $6.1 million.

As authorized by the Board of Directors, the Company initiated a share repurchase program on December 20, 1994 and repurchased 751,600 shares of its common stock at a total cost of $9.6 million. A total of 646,600 of these shares, with a total cost of $8.3 million, were purchased during the three months ended March 31, 1995. No additional shares were repurchased during the six months ended September 30, 1995. The Company currently does not anticipate repurchasing any additional shares.

REGULATORY CAPITAL REQUIREMENTS

At September 30, 1995 the Company and each of its subsidiaries were in compliance with all applicable regulatory capital requirements.

The following table sets forth the minimum regulatory capital requirements and the actual capital ratios of the Company and its two banking subsidiaries at September 30, 1995:




                                                         Actual
                                             ------------------------------
                                 Required    The                    The
                                 Minimums    Bank     Portsmouth    Company
                                 --------    -----    ----------    -------
Risk-based capital ratios:
   Tier I                           4%       10.84%     10.37%      11.82%
   Total                            8        12.10      11.63       13.09
Tier I leverage capital ratios      3 (1)     7.45       6.39        8.07


(1) The federal banking agencies have indicated that the most highly-rated institutions which meet certain criteria will be subject to a 3% requirement and all other institutions will be required to maintain an additional 1% to 2% of capital. The federal banking agencies have not specified any requirements in this regard with respect to the Company and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity increased slightly during the nine months ended September 30, 1995. Net cash, short term and marketable assets amounted to $497.0 million, or 21.0% of net deposits and short term liabilities at September 30, 1995. This compares to a ratio of 20.0% at December 31, 1994. Liquidity is considered adequate by the Company to meet anticipated cash needs in the foreseeable future.

ASSET AND LIABILITY MANAGEMENT

The Company analyzes the future impact on net interest income as a result of changing interest rates based on budget projections, including anticipated business activity, anticipated changes in interest rates and other variables which are adjusted periodically to reflect the interest rate environment and other factors. Based on this analysis and the information and assumptions in effect at September 30, 1995, management of the Company estimates that a 100 to 200 basis point gradual change in interest rates would not significantly affect the Company's annualized net interest income. This assessment is primarily based on management's ability to exert some control with respect to the extent and timing of the change in rates paid on the Company's interest-bearing liabilities and, therefore, to manage the effects of a negative or positive gap position on net interest income.

The Company's methods for analyzing the effects of changes in interest rates on its operations incorporate assumptions concerning, among other things, the amortization and prepayment of assets and liabilities. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

PROSPECTIVE BRANCH, DEPOSIT AND LOAN ACQUISITION IN NEW HAMPSHIRE

Portsmouth has entered into an agreement with Shawmut Bank NH ("Shawmut") dated as of September 29, 1995 and amended as of October 31, 1995 to acquire five branches of Shawmut that are being divested as part of the planned merger of Fleet Financial Group, Inc. and Shawmut National Corporation. The purchase is expected to be completed during the first quarter of 1996 and will result in the transfer of approximately $250 million in loans to the Company and its assumption of approximately $172 million in deposits.

PROSPECTIVE ACQUISITION OF BANK OF NEW HAMPSHIRE CORPORATION

On October 25, 1995, the Company, First Coastal and Bank of New Hampshire Corporation ("BNHC") entered into an Agreement and Plan of Merger (the "Agreement"), pursuant to which, among other things, First Coastal will merge into BNHC (the "Merger"). Simultaneous with the Merger, each share of common stock of BNHC will be converted into and represent the right to receive two shares of common stock of the Company. As of November 1, 1995, BNHC had 4,064,156 shares of common stock outstanding. As part of the Agreement, BNHC gave the Company an option to purchase 19.9% of its outstanding common stock under certain circumstances and the Company gave BNHC an option to purchase 9.9% of its outstanding common stock under certain circumstances. At September 30, 1995, BNHC had total assets of $962.3 million and total shareholders' equity of $82.8 million. Consummation of the Merger is subject to, among other things, the receipt of all necessary regulatory and shareholder approvals and other customary conditions.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2.   Changes in securities  -  not applicable.

Item 3.   Defaults upon senior securities  -  not applicable.

Item 4.   Submission of matters to a vote of security holders - not applicable.

Item 5.   Other Information.

In October 1995, the U.S. Senate and the U.S. House of Representatives approved bills which would, among other things, recapitalize the Savings Association Insurance Fund ("SAIF") administered by the FDIC by a one-time assessment on the deposits of all SAIF-insured institutions and provide for an eventual merger of the SAIF and the BIF. The deposit assessment rate will be determined by the FDIC and set at a level which will be sufficient to recapitalize the SAIF to the designated statutory reserve ratio. Currently, it is anticipated that the assessment rate will be approximately $.85 for every $100.00 of assessable deposits as of March 31, 1995 and that the one-time assessment will be due January 1, 1996.

Each of the foregoing bills contains provisions which provide certain relief for institutions, such as the Bank and Portsmouth, which are members of the BIF but have acquired SAIF-insured deposits as a result of acquisitions of savings institutions in transactions effected pursuant to
Section 5(d)(3) of the Federal Deposit Insurance Act (FDIA"). Such institutions do not pay SAIF assessments based on the actual amount of the SAIF deposits acquired, as adjusted to reflect increases or decreases in such deposits subsequent to the date of acquisition, but on the actual amount of the SAIF deposits acquired as adjusted by a growth attribution rule set forth in Section 5(d)(3) of the FDIA.. The bill passed by the U.S. House of Representatives provides that the assessment rate determined for all SAIF-insured institutions may be adjusted by the FDIC, after consideration of specified factors, for BIF-insured institutions which have acquired SAIF-insured deposits pursuant to Section 5(d)(3) of the FDIA, provided that any such adjustment may be not less than two thirds of the general assessment rate for SAIF-insured institutions. The bill passed by the U.S. Senate provides that the amount of any deposits which are treated as insured by SAIF under Section 5(d)(3) of the FDIA shall be reduced by ten percent if the adjusted attributable amount of SAIF deposits of the BIF member is less than fifty percent of the total deposits of that member as of June 30, 1995 (which is the case for both the Bank and Portsmouth). The Company currently is unable to predict the likelihood of legislation effecting the foregoing changes, although a consensus among legislators, regulators and bankers appears to be developing in this regard.

At March 31, 1995, the adjusted attributable amount of SAIF deposits of the Company's banking subsidiaries amounted to $352.4 million, or 17.0%, of the Company's total deposits. If an assessment of $.85 per $100.00 of assessable deposits was effected on these deposits (and assuming no downward adjustment on the assessment rate for institutions such as the Bank and Portsmouth), the one-time assessment which would be payable by the Company's banking subsidiaries would aggregate approximately $3.0 million on a pre-tax basis.

Item 6.  Exhibits and reports on Form 8-K.

On November 3, 1995 the Company filed a report on Form 8-K regarding the signing of a definitive agreement to Bank of New Hampshire Corporation and the agreement to acquire branch offices from Shawmut Bank NH.

                               SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         PEOPLES HERITAGE FINANCIAL GROUP, INC.





Date    November 8, 1995     By:  /s/ William J. Ryan
     --------------------        ------------------------------
                                  William J. Ryan
                                  Chairman, President and
                                  Chief Executive Officer





Date    November 8, 1995     By:  /s/ Peter J. Verrill
     -------------------          -----------------------------
                                  Peter J. Verrill
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (principal financial and
                                  accounting officer)