Form 10-K
period 1995-12-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1996-03-29
CIK 829750

                   ==========================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [$250 FEE]

For the fiscal year ended December 31, 1995


/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________.

Commission File Number:  0-16947

                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Maine                                             01-0437984
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

           P.O. Box 9540
        One Portland Square
          Portland, Maine                                      04112-9540
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (207) 761-8500

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                 Title of Class

                         Preferred Stock Purchase Rights
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1996, the aggregate market value of the 17,028,129 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 262,577 shares held by all directors and executive officers of the Registrant as a group (excluding the effects of unexercised stock options), was $356.3 million. This figure is based on the last sale price of $21.25 per share of the Registrant's Common Stock on March 19, 1996, as reported in The Wall Street Journal on March 20, 1996. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 19, 1996:  17,028,129

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 14 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1996 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                   ==========================================
                      Exhibit Index appears on page 44.

PART I.

ITEM 1.  BUSINESS

GENERAL

         Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank and financial services holding company which is incorporated under the laws of the State of Maine and headquartered in Portland, Maine. The Company's direct subsidiaries, both of which are wholly-owned, are Peoples Heritage Bank (the "Bank") and First Coastal Banks, Inc. ("First Coastal"), a New Hampshire corporation which wholly-owns The First National Bank of Portsmouth ("FNB"). At December 31, 1995, the Company had total consolidated assets of $3.1 billion and total shareholders' equity of $270.5 million.

         The Company acquired all of the capital stock of the Bank upon consummation of the Bank's reorganization into the holding company form of organization in June 1988. The Bank conducts business from its headquarters and main office in Portland, Maine and 60 full-service offices located throughout the State of Maine. At December 31, 1995, the Bank had total assets of $2.5 billion and total shareholder's equity of $187.2 million.

         The Company acquired all of the capital stock of First Coastal and FNB in July 1989. FNB conducts business from its headquarters and main office in Portsmouth, New Hampshire and 20 full-service offices (inclusive of five offices purchased in February 1996) located in the east, southeast and central regions of New Hampshire. At December 31, 1995, FNB had $570.6 million of total assets and $41.9 million of shareholder's equity.

         Unless the context otherwise requires, references herein to the Company include the Bank and First Coastal and their respective subsidiaries.

         The principal business of the Company consists of attracting deposits from the general public through its offices and using such deposits to originate loans secured by first mortgage liens on existing single-family (one-to-four units) residential real estate ("residential real estate") and existing multi-family (over four units) residential and commercial real estate (together "commercial real estate"), construction loans, commercial business loans and leases and consumer loans. The Company also provides various mortgage banking, trust and investment advisory services and, through subsidiaries of the Bank, engages in equipment leasing, financial planning and securities brokerage activities. The Company also invests in investment securities and other permitted investments.

         The Company derives its income principally from interest charged on loans and, to a lesser extent, from interest and dividends earned on investments, fees received in connection with the sale and servicing of loans, deposit services and for other services and gains on the sale of assets. The Company's principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense. Funds for activities are provided principally by deposits, advances from the Federal Home Loan Bank ("FHLB") of Boston, securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investments and other sources.

         The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company also is registered as a Maine financial institution holding company under Maine law and as such is subject to regulation and examination by the Superintendent of Banking of the State of Maine ("Superintendent").

         As a Maine-chartered financial institution, the Bank is subject to regulation and examination by the Superintendent, and as a national bank, FNB is subject to regulation and examination by the Comptroller of the Currency ("Comptroller"). The deposit accounts of the Bank and FNB are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law and, as a result, these entities are subject to examination by the FDIC. Each of these entities also is subject to certain requirements established by the Federal Reserve Board.

RECENT AND PROSPECTIVE ACQUISITIONS

         For information about recent and prospective acquisitions of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Acquisitions" included in Item 7 hereof and Note 18 to the Consolidated Financial Statements included in Item 14 hereof.

LENDING ACTIVITIES

         General. At December 31, 1995, the Company's net loan portfolio totalled $2.2 billion, representing approximately 70.4% of its $3.1 billion of total assets at that date. The principal categories of loans in the Company's portfolio are residential real estate loans, which are secured by single-family residences; commercial real estate loans, which are secured by multi-family residential and commercial real estate; commercial business loans and leases; and consumer loans. Substantially all of the Bank's mortgage loans are conventional loans, which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA").

         Substantially all of the mortgage loans in the Company's loan portfolio are secured by properties located in Maine and New Hampshire. Moreover, substantially all of the Company's non-mortgage loan portfolio consists of loans made to residents of and businesses located in Maine and New Hampshire.

         During 1994, the Company adopted a policy generally to limit loans to one borrower, including related entities, to $8.0 million. In addition, during 1994, the Company's largest banking subsidiary, the Bank, adopted a policy generally to limit loans to one borrower, including related entities, to $5.0 million. These limitations are substantially below the limitations set forth in applicable laws and regulations.

         Loan Portfolio Composition and Maturity. The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated.

                                                                      December 31,
                                -----------------------------------------------------------------------------------------
                                         1995                 1994                   1993                   1992
                                --------------------   --------------------   --------------------   --------------------
                                              % of                   % of                   % of                   % of
                                   Amount     Loans      Amount      Loans      Amount      Loans      Amount      Loans
                                   ------     -----      ------      -----      ------      -----      ------      -----
                                                                             (Dollars in Thousands)
Residential real estate
 loans:
  Conventional                  $  567,538     25.6%      589,826     28.1%   $  509,999     26.7%   $  447,447     23.9%
  FHA/VA                            26,612      1.2        32,981      1.6        27,897      1.5        34,628      1.8
  Construction                      13,219      0.6         9,555      0.5         8,243      0.4        11,814      0.6
                                ----------    -----    ----------    -----    ----------    -----    ----------    -----
    Total residential
     real estate loans(1)          607,369     27.4       632,361     30.1       546,139     28.6       493,889     26.4
                                ----------    -----    ----------    -----    ----------    -----    ----------    -----

Commercial real estate loans:
  Permanent first mortgage
   loans(2)                        584,806     26.4       572,298     27.3       543,418     28.4       565,744     30.2
  Construction                      38,880      1.7        23,057      1.1        18,885      1.0        23,138      1.2
                                ----------    -----    ----------    -----    ----------    -----    ----------    -----
  Total commercial real
   estate loans                    623,686     28.1       595,355     28.4       562,303     29.4       588,882     31.5
                                ----------    -----    ----------    -----    ----------    -----    ----------    -----

Commercial business
 loans and leases(3)               332,755     15.0       265,644     12.7       248,164     13.0       252,761     13.5
                                ----------    -----    ----------    -----    ----------    -----    ----------    -----

Consumer loans and leases:
  Home equity                      256,813     11.6       217,889     10.4       188,823      9.9       183,565      9.8
  Mobile home                      196,408      8.8       201,297      9.6       185,454      9.7       160,000      8.5
  Automobile                       109,738      4.9       106,666      5.1        91,434      4.8        71,913      3.8
  Home improvement, second
    mortgage and land               36,900      1.7        32,921      1.6        36,337      1.9        40,899      2.2
  Boat and recreational
   vehicle                          17,013      0.8        18,836      0.9        22,780      1.2        26,380      1.4
  Other                             36,955      1.7        27,309      1.3        29,456      1.5        53,573      2.9
                                ----------    -----    ----------    -----    ----------    -----    ----------    -----
    Total consumer loans           653,827     29.5       604,918     28.8       554,284     29.0       536,330     28.7
                                ----------    -----    ----------    -----    ----------    -----    ----------    -----
    Total loans receivable       2,217,637    100.0%    2,098,278    100.0%    1,910,890    100.0%    1,871,862    100.0%
                                ----------    =====    ----------    =====    ----------    =====    ----------    =====
Allowance for loan losses          (49,138)               (50,484)               (52,804)               (54,604)
                                ----------             ----------             ----------             ----------
    Net loans receivable        $2,168,499             $2,047,794             $1,858,086             $1,817,258
                                ==========             ==========             ==========             ==========


                                     December 31,
                                ---------------------
                                         1991
                                ----------------------
                                                 % of
                                  Amount         Loans
                                  ------         -----
                                (Dollars in Thousands)
Residential real estate
 loans:
  Conventional                  $  475,613        23.3%
  FHA/VA                            49,808         2.4
  Construction                       6,472         0.3
                                ----------       -----
    Total residential
     real estate loans(1)          531,893        26.0
                                ----------       -----

Commercial real estate loans:
  Permanent first mortgage
   loans(2)                        604,335        29.6
  Construction                      56,015         2.7
                                ----------       -----
  Total commercial real
   estate loans                    660,350        32.3
                                ----------       -----

Commercial business
 loans and leases(3)               339,007        16.6
                                ----------       -----

Consumer loans and leases:
  Home equity                      176,904         8.7
  Mobile home                      134,709         6.6
  Automobile                        60,702         3.0
  Home improvement, second
    mortgage and land               48,253         2.4
  Boat and recreational
   vehicle                          30,731         1.5
  Other                             61,664         3.0
                                ----------       -----
    Total consumer loans           512,963        25.1
                                ----------       -----
    Total loans receivable       2,044,213       100.0%
                                ----------       =====
Allowance for loan losses          (67,955)
                                ----------
    Net loans receivable        $1,976,258
                                ==========

(1) At December 31, 1995, $402.7 million and $204.7 million of residential real estate loans had adjustable and fixed rates, respectively.

(2) At December 31, 1995, permanent commercial real estate loans consisted of $524.2 million of permanent commercial real estate loans and $60.6 million of multi-family residential loans.

(3) At December 31, 1995, commercial business loans and leases included $62.0 million of lines and letters of credit and $10.9 million of leases.


         The following table sets forth scheduled contractual amortization of loans in the Company's portfolio at December 31, 1995, as well as the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

                                                                    Commercial
                                    Residential     Commercial       Business
                                    Real Estate     Real Estate     Loans and       Consumer
                                       Loans           Loans          Leases          Loans           Total
                                    -----------     -----------     ----------      ---------       ----------
                                                                  (In Thousands)
Amounts due:
  Within one year                   $   31,139      $   79,233      $  132,035      $   68,129      $  310,537
  After one year through five
   years                                76,738         316,142         149,185         170,031         712,096
  Beyond five years                    499,492         228,311          51,535         415,666       1,195,004
                                    ----------      ----------      ----------      ----------      ----------
  Total                             $  607,369      $  623,686      $  332,755      $  653,827      $2,217,637
                                    ==========      ==========      ==========      ==========      ==========
Interest rate terms on amounts
  due after one year:
    Fixed                           $  255,102      $  159,942      $   45,989      $  263,248      $  724,281
                                    ==========      ==========      ==========      ==========      ==========
    Adjustable                      $  321,128      $  384,511      $  154,731      $  322,449      $1,182,819
                                    ==========      ==========      ==========      ==========      ==========

         Scheduled contractual amortization does not reflect actual maturities of loans due to prepayments and in the case of single-family residential loans due-on-sale clauses, which give the Company the right to declare a loan due and payable in the event of a sale of the security property.

         Origination, Purchase and Sale of Loans. Historically, the Company has originated loans and engaged in other lending activities primarily through its banking subsidiaries. In addition, the Bank has a mortgage banking subsidiary which engages in mortgage banking activities outside of the primary market areas of the Company's banking subsidiaries in Maine and New Hampshire; the activities of this subsidiary have not been material to date. See "Subsidiaries - Mortgage Banking Activities" below.

         Applications for all types of loans may be taken at most of the Company's branch offices. Residential loan applications are primarily attributable to correspondent lending institutions, referrals from real estate brokers, whom the Company actively solicits, and builders, existing customers and walk-in customers. Commercial real estate applications are obtained primarily from previous borrowers, direct contacts with the Company and referrals. Commercial business loan and lease applications are primarily obtained through existing customers, walk-in customers, solicitation by the Company and referrals. Consumer loans are primarily obtained through existing and walk-in customers who have been made aware of the Company's programs by advertising, phonebank and other means, as well as indirectly through a network of dealers in the various products financed by the Company. During 1995, the Company also utilized a marketing campaign to attract all types of loans.

         Applications also are obtained through several field loan originators who solicit and refer residential mortgage loan applications to the Company. These representatives are compensated in part on a commission basis and provide convenient origination services during banking and nonbanking hours. The Bank also operates a residential loan production office in Londonderry, New Hampshire, and the Bank's mortgage banking subsidiary maintains a residential loan office in Burlington, Massachusetts. See "Business Subsidiaries."

         During 1995, the Company significantly expanded its correspondent lending operations in order to leverage existing secondary market capabilities and add mortgage servicing income at a low marginal cost. Substantially all loans originated through the Company's correspondent lending network are sold in the secondary mortgage market. The vast majority of correspondent originations come from correspondent lenders located outside of New England. Residential real estate mortgage originations from correspondent lenders increased by $285.0 million, or 304.7%, from $93.5 million in 1994 to $378.5 million in 1995.

         Loans may be approved by branch managers, including assistants, and various lending officers of the Company within designated limits, which are established and modified from time to time to reflect expertise and experience. All loans in excess of an individual's designated limits are referred to the nearest officer with the requisite authority. Commercial business and commercial real estate loan relationships at the Bank in excess of $1.25 million and less than $3.0 million are reviewed and approved by a senior management loan committee, and relationships in excess of $3.0 million are reviewed and approved by the Board of Directors or a committee of the Board of Directors.

         The Company believes that its decentralized approach to approving loan applications allows it to process and approve applications faster than many of its competitors. The Company also believes that its decentralized approach to lending is conducive to providing direct and personal service to borrowers located in its market areas. The Company also has established a telephone application center for consumer loans, which the Company believes has further improved efficiencies and service to consumer borrowers.

         The Company emphasizes residential mortgage loans that are made on terms, conditions and documentation which permit sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and other institutional investors in the secondary market. Currently, substantially all of such long-term, fixed-rate mortgage loans originated by the Company are sold in the secondary market to the FHLMC and the FNMA and the Company both sells and retains adjustable-rate mortgage loans originated by it in its loan portfolio. In recent years, the Company also has held a portion of its originations of ten and 15 year fixed-rate residential loans for its loan portfolio.

         The Company has retained credit risk on certain residential mortgage loans sold with full or partial recourse, which amounted to $48.2 million at December 31, 1995. Loan sales in the secondary market provide additional funds for lending and other business activities.

         The long-term, fixed-rate loans originated by the Bank include loans which are originated for sale to the Maine State Housing Authority ("MSHA"). MSHA is an independent agency of the State of Maine which issues tax-exempt bonds in order to purchase low-rate mortgages made to eligible borrowers. The Company sold $11.7 million, $9.5 million and $10.7 million of loans to the MSHA in 1995, 1994 and 1993, respectively.

         For additional information relating to the Company's activities in the secondary market for loans, see "Loan Servicing Activities" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans and Leases" included in Item 7 hereof.

         Residential Real Estate Loans. At December 31, 1995, $607.4 million or 27.4% of the Company's total loan portfolio consisted of single-family residential loans, substantially all of which were conventional loans.

         The Company originates single-family residential loans which provide for periodic adjustments to the interest rate. The Company's ability to originate adjustable rate loans is dependent on market and economic conditions, including the level of interest rates. Approximately 16%, 38% and 24% of the permanent single-family residential loans originated by the Company in 1995, 1994 and 1993, respectively, had adjustable interest rates. At December 31, 1995, approximately $402.7 million or 66.3% of the single-family residential loans in the Bank's loan portfolio consisted of loans which provided for adjustable rates of interest.

         The Company's adjustable-rate loans have 15 to 30-year terms and an interest rate which adjusts annually in accordance with an index which is based on one-year securities issued by the United States government. There generally is a 2% cap on any increase or decrease in the interest rate per year, and various caps depending on when the loan was originated (currently 6%) on the interest rate over the life of the loan. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. The Company often offers discounts on the initial interest rate on its adjustable-rate residential mortgage loans, as compared to the index plus its normal margin, for up to one year for competitive reasons, but evaluates the borrower's ability to pay at the rate which would be in effect without the discount.

         The Company originates long-term, fixed-rate loans, but generally only under terms, conditions and documentation which permit sale in the secondary market. At December 31, 1995, approximately $204.7 million or 33.7% of the permanent single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans have remained outstanding for a substantially shorter period of time.

         The Company will lend up to 95% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio), and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the security property. The Company's general policy is to emphasize loans with loan-to-value ratios of 80% or less (which may be higher in the case of sales of other real estate owned).

         The Company generally requires title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. The properties securing all of the Company's mortgage loans are appraised by independent appraisers approved by senior lending officers of the Company.

         Commercial Real Estate Loans. The Company originates mortgage loans for acquisition, development and construction of commercial real estate properties. At December 31, 1995, $623.7 million or 28.1% of the Company's total loan portfolio consisted of such loans, including construction and development loans totalling $38.9 million or 1.7% of total loans.

         Commercial real estate loans originated by the Company are primarily secured by office buildings, industrial buildings, warehouses and various special purpose properties, including hotels, restaurants and nursing homes. Commercial real estate loans also include multi-family residential loans, which are primarily secured by townhouse condominiums and apartment buildings.

         Although terms vary, commercial real estate loans secured by existing properties generally have maturities of ten years or less and are amortized over a period of up to 30 years, thus requiring a balloon payment at maturity. Commercial real estate loans generally have interest rates which float in accordance with a designated prime lending rate or, to a lesser extent, adjust every one, three or five years in accordance with a designated index, subject in some instances to ceilings and floors which may be negotiated at the time of origination. Permanent commercial real estate loans are also made with fixed rates of interest for terms of up to five years or longer if they can be funded with a comparably maturing liability at an acceptable positive interest rate spread.

         Construction loans, including loans for the acquisition and development of land for construction, generally have maturities of 12 to 18 months. Interest rates on construction loans generally float at a spread above a designated prime lending rate or adjust in accordance with a designated index, and occasionally may be made on a fixed-rate basis. Advances are generally made to cover actual construction costs. Loan proceeds are disbursed as inspections of construction progress warrant and as pre-construction sale and leasing requirements generally imposed by the Company are met.

         Loan-to-value ratios on the Company's commercial real estate loans generally range from 60% to 80% (which may be higher in the case of sales of other real estate owned), although in prior years the Company would finance a greater amount of the value of the property which secures the loan. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 115% to 125%. It is also the Company's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower.

         Commercial Business Loans and Leases. The Company is authorized to make secured or unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit. At December 31, 1995, $332.8 million or 15.0% of the Company's total loan portfolio consisted of commercial business loans and leases.

         The Company's current strategy is to focus on lending to sound, small to medium business customers within its market areas. The Company's commercial business loans consist primarily of loans secured by various equipment, machinery and other corporate assets. Commercial business loans also are made to provide working capital to businesses in the form of lines of credit which may be secured by inventory, accounts receivable or other assets or unsecured and which are generally required to be paid out for 30 consecutive days annually, as well as for various other miscellaneous purposes.

         Commercial business loans are generally provided to closely-held businesses which are primarily located in Maine and New Hampshire, and the Company's commercial business loans are well distributed by type of business. Commercial business loans generally have terms of five years or less and are amortized over a period of up to 30 years, thus requiring a balloon payment at maturity. Commercial business loans generally have interest rates which float in accordance with a designated base lending rate, although the Company also originates commercial business loans with adjustable and fixed rates of interest. Loan-to-value ratios generally are 80% or less. The Company generally obtains personal guarantees of its commercial business loans from the principals of the borrower.

         The Company originates commercial business leases through Peoples Heritage Leasing Company, Inc. (the "Leasing Company"), which was formerly known as Northeast Leasing Company, Inc. The Leasing Company is a wholly-owned subsidiary of the Bank. For a further description of the activities of this subsidiary, which had $10.9 million of leases outstanding at December 31, 1995, see "Subsidiaries" below.

         At December 31, 1995, commitments under unused commercial lines and standby letters of credit amounted to $120.8 million.

         Consumer Loans. The Company also is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 1995, $653.8 million or 29.5% of the Company's total loan portfolio consisted of consumer loans.

         The Company has been emphasizing a wide variety of consumer loans in recent years in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans offered by the Company include home improvement loans, home equity credit lines and loans that are secured by personal property, including automobiles, boats, mobile homes and recreational vehicles.

         Originations of consumer loans increased substantially in recent years primarily as a result of increased originations of loans indirectly obtained by the Company through various dealers in products financed by the Company. In general, each such loan is underwritten by the Company prior to its acquisition of the loan. Indirect consumer loans accounted for approximately 23.2%, 35% and 40% of the Company's total originations of consumer loans in 1995, 1994 and 1993, respectively, and amounted to $300.1 million or 45.9% of the Company's consumer loan portfolio at December 31, 1995.

         The following table sets forth information regarding the Company's indirect consumer loan portfolio at the dates indicated.

                                              December 31,
                                    --------------------------------

                                      1995        1994        1993
                                      ----        ----        ----

Mobile home loans                   $188,201    $197,634    $180,669
Auto loans                            88,532     100,884      70,422
Boat, home improvement and other
  loans                               23,391      18,391      46,504
                                    --------    --------    --------
    Total indirect loans            $300,124    $316,909    $297,595
                                    ========    ========    ========

         The largest category of loans in the Company's consumer loan portfolio consists of home equity lines, which are a form of revolving credit and are secured by the underlying equity in the borrower's home. Home equity lines amounted to $256.8 million or 39.3% of the Company's total consumer loan portfolio at December 31, 1995. Credit generally is extended for up to 90% of the appraised value of the home, less any loans outstanding secured by such collateral.

         The second largest category of loans in the Company's consumer loan portfolio is loans secured by mobile homes. Mobile home loans amounted to $196.4 million or 30.0% of the Company's total consumer loan portfolio at December 31, 1995. In recent years, the Company's originations of mobile home loans have been obtained primarily through two mobile home loan brokers who have been selected by the Company based on their experience in the industry, market area and experience with the Company. The mobile homes which secure these loans are primarily located in Maine, New Hampshire, Massachusetts and upstate New York. A loss reserve deposit account funded by the broker is maintained at the Company to cover any future losses and prepayments on mobile home loans. (The loss and prepayment reserve for each loan is calculated based on a percentage of the difference between the total finance charge to be paid by the borrower compared to the total finance charge retained by the Company (assuming no prepayments); this percentage generally ranges from 50% to 55%). During 1995 and 1994, the Company charged net credit losses of $883,668 or .46% of average indirect mobile home loans and $743,000 or .39% of average indirect mobile home loans, respectively, against the dealer reserve deposit accounts. In addition, during 1995 and 1994, the Company charged $2.4 million and $2.2 million, respectively, of prepayment losses against the dealer reserve deposit accounts. At December 31, 1995, dealer reserve deposit accounts amounted to $3.0 million. Additionally, the Company has established a credit loss reserve for its mobile home loans as part of its allowance for loan losses, which amounted to $5 million at December 31, 1995.

         The third largest category of loans in the Company's consumer loan portfolio is loans secured by new and used automobiles. Automobile loans amounted to $109.7 million or 16.8% of the Company's total consumer loan portfolio at December 31, 1995. These loans have fixed rates of interest and terms up to five years, depending on the age of the automobile. Such loans are obtained primarily indirectly through a network of new car dealers located within the States of Maine and New Hampshire, who are selected based on their stability and location, among other factors. The dealer generally retains a reserve on each loan originated. Indirect loans are generally made under terms which do not allow the Company to seek recourse from the dealer in the event of default. During 1995 and 1994, the Company charged net credit losses against its allowance for loan losses of $266,000 or .30% of its average indirect auto loans and $180,000 or .19% of its average indirect auto loans, respectively.

         Together, home improvement, second mortgage and land loans and boat and recreational vehicle loans amounted to $53.9 million or 8.3% of the Company's total consumer loan portfolio at December 31, 1995. Home improvement loans, etc. and boat and recreational vehicle loans generally have a fixed rate of interest and a term of five to 15 years, or terms of up to 20 years and provisions which provide for adjustment of the interest rate every one or three years in accordance with a designated prime lending rate.

Such loans generally have loan-to-value ratios of 80% or less. Some of these loans are obtained by the Company through various dealers in products financed by the Company. Collectively, during 1995 and 1994, the Company charged-off $296,000 and $307,000, respectively, of these types of loans against the allowance for loan and lease losses.

         Loan Fee Income. In addition to interest earned on loans, the Company receives income through servicing of loans, unamortized loan fees in connection with loan sales and fees in connection with loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         In its lending, the Company often charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination fees generally are not obtained in connection with consumer loans and may or may not be obtained in connection with commercial business and commercial real estate loans.

         The Company's policy is to defer all loan fees net of direct origination costs and amortize those fees over the estimated remaining lives of the related loans. Amortization of loan fees is included in interest income.

         Loan Servicing Activities. Residential real estate mortgages are originated by the Company primarily for sale into the secondary market. Such loans generally are sold to institutional investors such as the FNMA and the FHLMC. Under loan sale and servicing agreements with these investors, the Company generally continues to service the residential real estate mortgages. Servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. The Company pays the investor an agreed-upon rate on the loan, which, including a guarantee fee paid to FNMA and FHLMC, is less than the interest rate the Company receives from the borrower. The difference is retained by the Company as a fee for servicing the residential real estate mortgages.

         In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights -- An Amendment of FASB Statement No. 65," which changed the method of accounting for certain mortgage banking activities. The Company elected early adoption of SFAS No. 122 and as a result capitalized $2.5 million of originated mortgage servicing rights in 1995. For additional information regarding SFAS No. 122 and the mortgage banking activities of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income" and "- Risk Management Interest Rate Risk and Asset Liability Management" included in Item 7 hereof and Note 9 to the Consolidated Financial Statements included in Item 14 hereof.

         The Company periodically purchases residential mortgage servicing rights through a closed bid process from brokers representing financial institutions with mortgage servicing portfolios available for sale. The payment made to purchase such mortgage servicing rights is capitalized by the Company upon consummation of the purchase. During 1995, 1994 and 1993, the Company paid $707,000, $11.4 million and $5.9 million, respectively, to acquire the servicing rights related to approximately $76 million, $780 million and $700 million of mortgages secured by real estate located primarily in New England. Although the Company currently intends to continue to expand its loan servicing portfolio primarily through the origination and sale of loans on a servicing-retained basis, the Company from time to time may evaluate additional purchases of loan servicing portfolios. In addition, depending on current mortgage origination volumes and other factors, from time to time, the Company may sell a portion of newly-originated loans on a servicing-released basis or sell a portion of its servicing portfolio. During 1995, the Company sold the servicing rights related to approximately $158 million of loans for a gain of $642,000.

         Mortgage servicing rights are amortized on an accelerated method over the estimated weighted average life of the loans. Amortization is recorded as a charge against mortgage service fee income ( a component of mortgage banking services income). The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances and to ensure that the carrying value of the remaining mortgage servicing rights does not exceed the present value of estimated future net servicing income. Mortgage servicing rights generally are adversely affected by accelerated prepayments resulting primarily from decreasing interest rates. In evaluating the realizability of the carrying value of mortgage servicing rights, the Company assesses the estimated life of its servicing portfolio based on data which is disaggregated to reflect the coupon rates on the underlying loans whose servicing rights have been acquired in connection with the Company's lending activities or as a result of purchases of servicing rights from third parties. Included in the amortization of mortgage servicing rights charged to service fee income were writedowns of $0, $0 and $400,000 during 1995, 1994 and 1993, respectively, to adjust for changes in prepayment experience.

         The following table sets forth an analysis of the Company's mortgage servicing rights during the periods indicated.

                                                   Year Ended December 31,
                                           --------------------------------------
                                             1995           1994           1993
                                           --------       --------       --------
                                                       (In Thousands)
Balance at beginning of period             $ 17,275       $  6,483       $  1,985
Mortgage servicing rights capitalized         9,101         12,535          6,764
Amortization charged against mortgage
  servicing fee income                       (3,483)        (1,743)        (2,266)
Mortgage servicing rights sold               (2,584)          --             --
                                           --------       --------       --------
Balance at end of period                   $ 20,309       $ 17,275       $  6,483
                                           ========       ========       ========

         The following table presents information regarding the loans serviced by the Company for investors at the dates indicated.

                                                          December 31,
                                           ------------------------------------------
                                              1995            1994            1993
                                           ----------      ----------      ----------
                                                         (In Thousands)
Mortgage loans serviced for investors      $2,511,795      $2,001,208      $1,512,974
                                           ==========      ==========      ==========

         At December 31, 1995, the $2.5 billion of loans serviced by the Company for others consisted of approximately 35,750 loans with an average loan balance of approximately $70,300, a weighted average service fee of approximately .46% per annum (inclusive of excess servicing) and a weighted average remaining term of approximately 23 years.

         The following table sets forth the coupon distribution of the loans serviced by the Company for investors at December 31, 1995.

                    Coupon                          Principal Balance
------------------------------------------    -------------------------------
                                                  (Dollars in Thousands)
                 4.99% or less                         $    4,131
                 5.00% - 5.99%                             39,054
                 6.00% - 6.99%                            284,262
                 7.00% - 7.99%                          1,095,984
                 8.00% - 8.99%                            752,070
                 9.00% - 9.99%                            250,997
                10.00% - 10.99%                            71,799
              11.00% and greater                           13,497
                                                       ----------
                                                       $2,511,795
                                                       ==========

         The following table sets forth the geographic locations of properties securing the Company's portfolio of loans serviced for investors at December 31, 1995.

                                                                                       Percentage of Total
            State                              Principal Balance                        Principal Balance
-------------------------------       -----------------------------------     --------------------------------------
                                                (In Thousands)

Maine                                             $1,035,270                                   41.2%
New Hampshire                                        157,556                                    6.3
Massachusetts                                        638,899                                   25.4
Connecticut                                          152,740                                    6.1
Rhode Island                                          46,422                                    1.8
Other                                                480,908                                   19.1
                                                  ----------                                  -----
  Total                                           $2,511,795                                  100.0%
                                                  ==========                                  =====

         Nonperforming Loans and Other Real Estate Owned. The following table sets forth information regarding nonperforming loans and leases and other nonperforming assets held by the Company at the dates indicated.

                                                                             December 31,
                                                 --------------------------------------------------------------------
                                                   1995           1994           1993           1992           1991
                                                 --------       --------       --------       --------       --------
                                                                        (Dollars in Thousands)
Residential real estate loans:
  Non-accrual loans                              $  4,990       $  1,799       $  1,819       $  4,167       $  5,690
  Accruing loans 90 days overdue                    2,274          2,883          2,930          3,281          5,229
  Troubled debt restructurings                       --             --              111          1,097           --
                                                 --------       --------       --------       --------       --------
    Total                                           7,714          4,682          4,860          8,545         10,919
                                                 --------       --------       --------       --------       --------
Commercial real estate loans:
  Non-accrual loans                                13,247         20,413         24,453         36,239         59,176
  Accruing loans 90 days overdue                     --             --              279          1,631          1,424
  Troubled debt restructurings                      2,595          5,704         14,406         16,633         28,862
                                                 --------       --------       --------       --------       --------
    Total                                          15,842         26,117         39,138         54,503         89,462
                                                 --------       --------       --------       --------       --------
Commercial business loans and leases:
  Non-accrual loans                                 6,235          6,270         12,232         20,767         32,099
  Accruing loans 90 days overdue                     --             --              318          1,113          2,491
  Troubled debt restructurings                      1,859          2,013          2,404          1,543          1,224
                                                 --------       --------       --------       --------       --------
    Total                                           8,094          8,283         14,954         23,423         35,814
                                                 --------       --------       --------       --------       --------
Consumer loans:
  Non-accrual loans                                 2,846          2,727          1,828          2,012          1,098
  Accruing loans 90 days overdue                      532            468            633            656          2,560
  Troubled debt restructurings                       --             --               26           --               70
                                                 --------       --------       --------       --------       --------
    Total                                           3,378          3,195          2,487          2,668          3,728
                                                 --------       --------       --------       --------       --------
Total nonperforming loans:
  Non-accrual loans                                27,318         31,209         40,332         63,185         98,063
  Accruing loans 90 days overdue                    3,256          3,351          4,160          6,681         11,704
  Troubled debt restructurings                      4,454          7,717         16,947         19,273         30,156
                                                 --------       --------       --------       --------       --------
    Total                                          35,028         42,277         61,439         89,139        139,923
                                                 --------       --------       --------       --------       --------
Other nonperforming assets:
  Other real estate owned, net of related
    reserves                                        5,073          6,658         19,002         30,370         30,678
  In-substance foreclosures, net of related
reserves                                             --            2,096          8,224         28,013         33,289
  Repossessions, net of related reserves            1,528          1,976          1,961          2,566          2,664
                                                 --------       --------       --------       --------       --------
      Total                                         6,601         10,730         29,187         60,949         66,631
                                                 --------       --------       --------       --------       --------
Total nonperforming assets                       $ 41,629       $ 53,007       $ 90,626       $150,088       $206,554
                                                 ========       ========       ========       ========       ========
Total nonperforming loans as a
  percentage of total loans                          1.58%          2.01%          3.22%          4.76%          6.84%
Total nonperforming assets as a
  percentage of total assets                         1.35           1.90           3.43           5.89           7.55
Total nonperforming assets as a
  percentage of total loans and total
  other nonperforming assets                         1.87           2.51           4.67           7.77           9.79

         For additional information about the Company's nonperforming assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - Nonperforming Assets" included in Item 7 hereof and Notes 5 and 10 to the Consolidated Financial Statements included in Item 14 hereof.

         Allowance for Loan and Lease Losses. The allowance for loan and lease losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible and losses on loans sold with recourse. The allowance for loan and lease losses is increased by provisions charged to operating expense and by recoveries on loans previously charged off. Arriving at an appropriate level of the allowance for loan and lease losses necessarily involves a high degree of judgment.

         The following table sets forth information concerning the activity in the Company's allowance for loan and lease losses during the periods indicated.

                                                                          Year Ended December 31,
                                               ------------------------------------------------------------------------------

                                                 1995              1994             1993             1992             1991
                                               ----------       ----------       ----------       ----------       ----------

                                                                          (Dollars in Thousands)

Average loans and leases outstanding           $2,209,900       $2,009,372       $1,900,105       $1,990,672       $2,119,394
                                               ==========       ==========       ==========       ==========       ==========
Allowance at the beginning of the year         $   50,484       $   52,804       $   54,604       $   68,055       $   62,854
Additions due to acquisitions and
  purchases                                         2,314             --               --               --               --
                                               ----------       ----------       ----------       ----------       ----------
Charges-offs:
  Residential real estate mortgages                 1,467            1,857            2,438            8,867            4,500
  Commercial real estate mortgages                  7,339            5,168            6,254           17,058           42,795
  Commercial business loans and leases              1,914            3,023            8,594           15,665           11,171
  Consumer loans and leases                         2,262            1,714            3,084            4,529            4,151
                                               ----------       ----------       ----------       ----------       ----------
    Total loans charged off                        12,982           11,762           20,370           46,119           62,617
                                               ----------       ----------       ----------       ----------       ----------
Recoveries:
  Residential real estate mortgages                   245              408              540              613              403
  Commercial real estate mortgages                  4,626            4,184            5,676            2,430            1,080
  Commercial business loans and leases              1,615            2,506            1,260            2,663            4,450
  Consumer loans and leases                           406              487            1,315            1,737            2,947
                                               ----------       ----------       ----------       ----------       ----------
    Total loans recovered                           6,892            7,585            8,791            7,443            8,880
                                               ----------       ----------       ----------       ----------       ----------
  Net charge-offs                                   6,090            4,177           11,578           38,676           53,737
Additions charged to operating expenses             2,430            1,857            9,779           25,225           58,938
                                               ----------       ----------       ----------       ----------       ----------
Allowance at end of year                       $   49,138       $   50,484       $   52,804       $   54,604       $   68,055
                                               ==========       ==========       ==========       ==========       ==========
Ratio of net charge-offs to average loans
  and leases outstanding                             0.28%            0.21%            0.61%            1.94%            2.54%
Ratio of allowance to end of period loans
  and leases                                         2.22             2.41             2.76             2.74             3.32
Ratio of allowance to nonperforming
  loans and leases at end of period                140.28           119.41            85.95            61.26            48.57

         The following table sets forth information concerning the allocation of the Company's allowance for loan and lease losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Loan Portfolio Composition and Maturity."

                                                                        December 31,
                                 ------------------------------------------------------------------------------------------
                                          1995                              1994                            1993
                                 ------------------------      -----------------------------   ----------------------------
                                                 Allowance to                   Allowance to                   Allowance to
                                                 Percent of                     Percent of                     Percent of
                                                 Total Loans                    Total Loans                    Total Loans
                                 Amount          by Category     Amount         by Category     Amount         by Category
                                 ------          -----------     ------         -----------     ------         -----------
                                                                   (Dollars in Thousands)
Residential real estate          $ 2,872              0.5%      $ 3,078              0.5%     $ 5,425              1.0%
Commercial real estate            29,240              4.7        30,545              5.1       32,916              5.9
Commercial business
  loans and leases                 8,201              2.5         8,219              3.1        5,833              2.4
Consumer                           8,824              1.4         8,642              1.4        8,630              1.6
                                 -------                        -------                       -------
                                 $49,138              2.2       $50,484              2.4      $52,804              2.8
                                 =======                        =======                       =======

                                                       December 31,
                                 ----------------------------------------------------------
                                             1992                           1991
                                 -----------------------------  ---------------------------
                                                  Allowance to                 Allowance to
                                                  Percent of                   Percent of
                                                  Total Loans                  Total Loans
                                  Amount          by Category    Amount        by Category
                                  ------          -----------    ------        -----------
                                                  (Dollars in Thousands)
Residential real estate          $ 8,112              1.6%      $ 7,700              1.4%
Commercial real estate            33,624              5.7        41,884              6.3
Commercial business
  loans and leases                 9,607              3.8        14,721              4.3
Consumer                           3,261              0.6         3,750              0.7
                                 -------                        -------
                                 $54,604              2.9       $68,055              3.3
                                 =======                        =======

         For additional information relating to the Company's allowance for loan and lease losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Loan and Lease Losses" included in Item 7 hereof.

INVESTMENT ACTIVITIES

         The Company invests in investment securities in accordance with the requirements of federal and state law. The Company's investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by individual officers of the Company within specified limits and must be approved in advance by the Investment Committee for transactions over certain limits.

         The Company's investment securities portfolio currently consists primarily of U.S. Government and federal agency securities and mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA or the GNMA. Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted effective December 31, 1993, debt and equity securities that an institution has the positive intent and ability to hold to maturity are to be reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and other debt and equity securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At December 31, 1995, all of the Company's investment securities were classified as available for sale and an aggregate of $2.2 million of net unrealized gains (net of related taxes) on investment securities available for sale was included in the Company's shareholders' equity.

         The following table sets forth the Company's investment securities available for sale at the dates indicated.

                                                         December 31,
                                            ------------------------------------

                                              1995          1994          1993
                                            --------      --------      --------
                                                       (In Thousands)
Bonds and other debt securities:
  U.S. Government and federal agencies      $249,697      $219,220      $201,607
  Tax-exempt bonds and notes                  10,299        11,085         6,779
  Other bonds and notes                        5,417         2,706         7,581
  Mortgage-backed securities                 195,823       172,466       225,609
                                            --------      --------      --------
    Total debt securities                    461,236       405,477       441,576
                                            --------      --------      --------
Equities:
  FHLB stock                                  23,793        23,236        17,321
  Other securities                               189           290           178
                                            --------      --------      --------
    Total equity securities                   23,982        23,526        17,499
                                            --------      --------      --------
    Total investment securities             $485,218      $429,003      $459,075
                                            ========      ========      ========

         The following table sets forth the scheduled maturities and weighted average yields of the Company's debt securities available for sale at December 31, 1995, based on amortized cost.

                                                                  Amortized Cost Maturing in
                                --------------------------------------------------------------------------------------------
                                   One Year or Less              More than One to Five Years     More than Five to Ten Years
                                ------------------------         ---------------------------     ---------------------------
                                Amount             Yield(1)      Amount              Yield(1)     Amount          Yield(1)
                                ------              -----        ------              -----        ------          -----
                                                                   (Dollars in Thousands)
U.S. Government and
  federal agencies             $125,088              5.86%      $120,263              6.19%      $  2,076              5.57%
Tax-exempt bonds and
  notes                           5,390              4.81          4,881              4.29           --                --
Other bonds and notes             3,157              6.86          2,106              7.07            104              7.19
Mortgage-backed
 securities                         256              8.14          1,993              6.29         32,537              6.98
                               --------                         --------                         --------
  Total                        $133,891              5.85       $129,243              6.14       $ 34,718              6.89
                               ========                         ========                         ========


                                    Amortized Cost Maturing in
                                    ---------------------------
                                        More than Ten Years                      Total
                                      -----------------------         ---------------------------

                                      Amount            Yield(1)      Amount                Yield(1)
                                      ------            -----         ------                -----
                                                       (Dollars in Thousands)
U.S. Government and
  federal agencies                  $    670              7.55%      $248,096                 6.03%
Tax-exempt bonds and
  notes                                 --                --           10,271                 4.57
Other bonds and notes                   --                --            5,368                 6.95
Mortgage-backed
 securities                          159,231              6.91        194,018                 6.91
                                    --------                          ---------
  Total                             $159,901              6.91        457,753(2)              6.38
                                    ========                          =========

--------------------
(1)      Fully-taxable equivalent basis.

(2) The market value of these securities amounted to $461.2 million at December 31, 1995.

         Actual maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         At December 31, 1995, investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed more than 1.7% of the Company's total shareholders' equity.

         For additional information, see Notes 3 and 12 to the Consolidated Financial Statements included in Item 14 hereof.

SOURCES OF FUNDS

         Deposits. Deposits obtained through offices of the Company have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company's current deposit products include regular savings and club accounts, personal and commercial demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to ten years. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates (collectively "retirement accounts"), as well as negotiable-rate certificates of deposit with balances of $100,000 or more ("negotiated-rate jumbo certificates").

         The Company's deposits are obtained primarily from residents of the State of Maine and, to a lesser extent, the State of New Hampshire. Management of the Company estimates that an insignificant amount of the Company's deposits are obtained from customers residing outside of these states. The Company attracts deposit accounts primarily by offering a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company does not rely on brokered deposits. See "Regulation - Banking Subsidiaries - Brokered Deposits."

         The Company's office locations and service hours are supplemented by the Company's BankCard, which may be used to conduct various deposit and/or withdrawal transactions at the 77 automated teller machines ("ATMs") maintained by the Company at December 31, 1995. The BankCard also may be used in the "Passkey," "NYCE," "Yankee 24," "TX" and the "Exchange" regional ATM networks, as well as in the nationwide ATM network known as "Plus." These networks provide the Company's customers with access to over 200 ATMs in the State of Maine and thousands of ATMs across the United States.

         The following table shows the distribution of the Company's deposits by type of deposit as of the dates indicated.

                                                                                December 31,
                                      ----------------------------------------------------------------------------------------------

                                                 1995                                1994                               1993
                                      ---------------------------       -----------------------------         ----------------------
                                                           % of                               % of                            % of
                                        Amount           Deposits           Amount           Deposits            Amount     Deposits
                                        ------           --------           ------           --------            ------     --------
                                                                        (Dollars in Thousands)
Non-brokered deposits:
  Regular savings                     $  303,504           12.9%          $  361,657           17.5%          $  248,069       12.0%
  Money market deposit
    accounts                             448,998           19.0              276,064           13.4              389,191       18.8
  NOW accounts                           215,529            9.1              195,161            9.5              192,916        9.3
  Demand accounts                        269,830           11.4              218,559           10.6              199,815        9.6
  Certificates:
    3 - 5 months                          12,728            0.5               19,293            0.9               30,430        1.5
    6 - 8 months                         109,161            4.6               90,505            4.4              325,594       15.7
    9 - 11 months                            907            0.0                1,115            0.1                1,789        0.1
    12 - 23 months                       225,631            9.6              113,596            5.5              148,424        7.1
    24 - 35 months                       118,737            5.0               85,742            4.1              117,738        5.7
    36 - 47 months                       192,436            8.1              280,029           13.6               68,813        3.3
    48 - 59 months                        14,679            0.6               14,684            0.7               16,360        0.8
    60 - 120 months                      212,774            9.0              202,803            9.8              126,870        6.1
  Negotiated-rate jumbo
    certificates                          30,094            1.3               19,623            0.9               18,564        0.9
                                      ----------          -----           ----------          -----           ----------      -----
    Total certificates                   917,147           38.8              827,390           40.0              854,582       41.2
                                      ----------          -----           ----------          -----           ----------      -----
  Retirement accounts                    206,957            8.8              184,936            9.0              174,918        8.4
                                      ----------          -----           ----------          -----           ----------      -----
    Total non-brokered
      deposits                         2,361,965          100.0            2,063,767          100.0            2,059,491       99.3
                                      ----------          -----           ----------          -----           ----------      -----
  Brokered deposits                         --             --                   --              0.0               15,000        0.7
                                      ----------          -----           ----------          -----           ----------      -----
    Total deposits at end of
      period                          $2,361,965          100.0%          $2,063,767          100.0%          $2,074,491      100.0%
                                      ==========          =====           ==========          =====           ==========      =====

         At December 31, 1995, the Company had $103.7 million of certificates of deposit in amounts of $100,000 or more outstanding maturing as follows: $24.1 million within three months; $16.8 million over three months through six months; $13.3 million over six months through 12 months; and $49.5 million thereafter.

         The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposits have been, and will continue to be, significantly affected by economic and competitive conditions.

         Borrowings. The following table sets forth certain information concerning the Company's borrowings at the dates indicated.

                                         December 31,
                             ------------------------------------

                               1995          1994         1993
                             --------      --------      --------
                                      (In Thousands)

FHLB advances                $252,446      $362,450      $251,760
Repurchase agreements         139,942        86,631        68,450
Federal funds purchased         1,500         4,404         1,600
Other                          18,928         7,902         2,859
                             --------      --------      --------
    Total                    $412,816      $461,387      $324,669
                             ========      ========      ========

         Each of the Bank and FNB is a member of the Federal Home Loan Bank System ("FHLB System"), which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Each member of the FHLB of Boston is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Boston, whichever is greater. The Bank and FNB had an aggregate investment of $23.8 million in stock of the FHLB of Boston at December 31, 1995. For additional information, see Note 13 to the Consolidated Financial Statements included in Item 14 hereof.

         The Company's borrowings also include funds received from sales of securities under agreements to repurchase ("repurchase agreements"), which are considered for reporting purposes borrowings secured by the securities sold. These agreements generally have maturities of 180 days or less.

         The following table presents certain information regarding the Company's repurchase agreements at the dates and for the periods indicated.

                                              At or For the Year Ended December 31,
                                             --------------------------------------
                                               1995          1994            1993
                                             --------       --------       --------
                                                     (Dollars in Thousands)
Average balance outstanding                  $113,599       $ 75,870       $ 45,655
Maximum outstanding at any
  month-end during the period                 167,618        110,176         68,450
Balance outstanding at end of period          139,942         86,631         68,450
Average interest rate during the period          5.13%          3.62%          2.47%
Average interest rate at end of period           4.78           4.82           2.43

         For additional information relating to the Company's borrowings, see Notes 12 and 13 to the Consolidated Financial Statements included in Item 14 hereof.

TRUST ACTIVITIES

         FNB and, commencing in February 1995, the Bank, provide full trust services to their customers. Each of the Bank and FNB focuses on offering employee benefit trust services in which it will act as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans for corporate, self-employed, municipal and not-for-profit employers throughout the Company's market areas. In addition, each of the Bank and FNB serve as trustee of both living trust and trusts under wills and as such hold, account for and manage financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered by the Bank and FNB. At December 31, 1995, the Company had $401.3 million of investments held by the trust departments of its banking subsidiaries, which are not included in the Company's consolidated balance sheet for financial reporting purposes.

SUBSIDIARIES

         At December 31, 1995, the Company's only direct subsidiaries were the Bank and First Coastal. A description of certain indirect non-banking subsidiaries follows.

         Mortgage Banking Activities. During 1993, the Bank formed Peoples Heritage Mortgage Company (the "Mortgage Company") for the purpose of expanding its residential real estate mortgage origination business outside of the Company's principal lending areas of Maine and New Hampshire. At December 31, 1995, the Mortgage Company had only one office, which was located in Burlington, Massachusetts. Currently, the activities of the Mortgage Company are not material.

         Investments in Real Estate. The Bank holds certain investments in real estate primarily through Four-Eighty-One Corp. and Apex, Inc., each of which is a wholly-owned subsidiary of the Bank, and, to a lesser degree, other wholly-owned subsidiaries of the Bank. Exclusive of other real estate owned and investments in office properties and facilities, which are discussed under Item 2 hereof, at December 31, 1995 the Bank's investments in real estate consisted entirely of interests in limited partnerships formed for the purpose of investing in real estate for lower income families, elderly housing projects and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1995, the Bank's investments in these limited partnerships had a carrying value of $1.5 million and the largest single limited partnership investment was $1.1 million.

         For information relating to federal laws and regulations which limit the authority of FDIC-insured, state-chartered banks such as the Bank to engage in real estate investment and other activities, see "Regulation - Banking Subsidiaries - Activities and Investments of Insured State-Chartered Banks."

         Equipment Leasing Activities. The Bank conducts equipment leasing activities through the Leasing Company, which it acquired in June 1987. In July 1988, the Leasing Company acquired substantially all of the assets of Emerald Leasing Co. of Keene, New Hampshire. The Leasing Company is headquartered in Portland, Maine and engages in direct equipment leasing activities, primarily involving office equipment, in the Portland, Maine metropolitan area and elsewhere in the States of Maine, New Hampshire and Massachusetts. At December 31, 1995, the Leasing Company had $10.9 million of leases outstanding.

         Financial Planning and Securities Brokerage Activities. The Bank also conducts financial planning, investment planning and securities brokerage activities through Heritage Investment Planning Group, Inc. ("Heritage"), a subsidiary of the Bank. The Company also offers through Heritage investments in mutual funds and annuities throughout the Company's market areas. Heritage offers its services to individuals and small businesses from its office located in Portland, Maine and from certain of the Company's other locations in Maine and New Hampshire. Sales professionals at Heritage are registered representatives of Royal Alliance, a registered broker/dealer, and all securities brokerage activities are conducted through Royal Alliance. The sales professionals receive referrals from the Company's branch offices throughout its market areas. The Company believes that it will benefit from the growth in the mutual fund area by offering this service through Heritage to its customers.

COMPETITION

         The Company encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from savings institutions, commercial banks and credit unions with offices in the metropolitan areas of Maine and southeastern New Hampshire. The Company also encounters competition for deposits from money market funds, as well as corporate and government securities. The principal methods used by the Company to attract deposit accounts include the variety of services offered, the competitive interest rates offered and the convenience of office locations, ATMs and expanded banking hours.

         The Company's competition for real estate and other loans comes principally from savings institutions, credit unions, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. The Company competes for loans through interest rates, branch locations, loan maturities, loan fees and the quality of service extended to borrowers and brokers.

         In recent years, Maine laws have given Maine-chartered savings banks virtually the same powers as commercial banks, and both Maine laws and New Hampshire laws have enabled the acquisition of Maine-chartered and New Hampshire-chartered financial institutions, respectively, by financial institution holding companies based outside of these states. As a result, the Company has encountered substantial competition in its market areas, particularly from out-of-state banking organizations that have entered the Maine and

New Hampshire banking markets, and the Company expects to continue to encounter such competition in the future.

EMPLOYEES

         The Company had approximately 1500 full-time employees as of December 31, 1995. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

REGULATION OF THE COMPANY

         The following references to laws and regulations which are applicable to the Company and its banking subsidiaries are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

         BHCA - General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. Under the BHCA, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

         BHCA - Activities and Other Limitations. The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. As a result of recent amendments to the BHCA, the Federal Reserve Board generally may approve an application by a bank holding company that is adequately capitalized and adequately managed to acquire control of, or to acquire all or substantially all of the assets of, a bank located in a state other than the home state of such bank holding company, without regard to whether such transaction is prohibited under the law of any state, provided, however, that the Federal Reserve Board may not approve any such application that would have the effect of permitting an out-of-state bank holding company to acquire a bank in a host state that has not been in existence for any minimum period of time, not to exceed five years, specified in the statutory law of the host state.

         The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         Capital Requirements. For a description of the capital adequacy guidelines adopted by the Federal Reserve Board to assess the adequacy of capital of bank holding companies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment - Regulatory Capital Requirements" included in Item 7 hereof.

         Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy. The Federal Reserve Board takes the position that in implementing this policy it may require bank holding companies to provide such support when the holding company otherwise would not consider itself able to do so. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

         A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

         Maine law provides for the enforcement of any pro rata assessment of stockholders of a Maine-chartered financial institution to cover impairment of capital by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. Similarly, the National Bank Act provides for such assessment with respect to the stockholders of national banks. The Company, as the sole stockholder of its banking subsidiaries, is subject to these requirements.

         Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit, investments or purchases of assets. Transfers of this kind are limited to 10% of a bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company, also must be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that would be offered to, or would apply to, non-affiliated companies.

         Limitations of Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

         In addition, any "company" would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Company.

         Maine Law. Under Maine law, the prior approval of the Superintendent is required in any case where any person or company proposes to acquire more than 5% of the voting shares of any Maine financial institution holding company or Maine financial institution. In addition, the prior approval of the Superintendent is required for the acquisition of more than 5% of the voting shares of the financial institution, the operations of which are principally conducted outside the State of Maine, by a Maine financial institution or Maine financial institution holding company.

         In addition, any person or company which directly or indirectly acquires more than 5% of the voting shares of a Maine financial institution or a Maine financial institution holding company is required within five days of the acquisition to file with the Superintendent a statement containing specified information, including the background and identity of the person or company, the source and amount of funds or other consideration for the purchase and any plans or proposals which the acquiring person may have to liquidate the financial institution or financial institution holding company, to sell its assets or merge it with any company or to make any other major change in its business, corporate structure or management. Any person or company also must file a notice with the Superintendent when there is a material change in ownership. Under Maine law, the acquisition of an aggregate of more than another 5% of the voting shares is a material change.

         A Maine financial institution holding company may not engage in any activity other than managing or controlling financial institutions or other activities deemed permissible by the Superintendent. The Superintendent has by regulation determined that, with the prior approval of the Superintendent, a financial institution holding company may engage in those activities which are permissible for bank holding companies under the BHCA and those activities which are permissible for savings and loan holding companies under the Home Owners' Loan Act, and additional activities as specified by regulations.

         New Hampshire Law. New Hampshire law generally prohibits a bank holding company organized under the laws of New Hampshire or doing business in the State of New Hampshire from directly or indirectly acquiring ownership or control of any voting stock of any bank or national bank, if upon such acquisition (i) the bank holding company would have more than twelve bank affiliates in New Hampshire, or (ii) the dollar volume of the total of time, savings and demand deposits in New Hampshire of the bank holding company and all its affiliates would exceed 20% of the dollar volume of the total of time, savings and demand deposits of all banks, national banks and federal savings and loan associations in the State New Hampshire as determined by the New Hampshire Bank Commissioner. The above-referenced 20% limitation may be waived by the New Hampshire Bank Commissioner and the New Hampshire Attorney General if both determine that it is in the best interests of the State of New Hampshire, provided that under no circumstances shall the total dollar volume of total deposits exceed 30%.

REGULATION OF BANKING SUBSIDIARIES

         General. The Bank is subject to extensive regulation and examination by the Bureau of Banking of the State of Maine and FNB is subject to extensive regulation and examination by the Comptroller. Each of the Company's banking subsidiaries also is subject to regulation and examination by the FDIC, which insures the deposits of each of the Company's banking subsidiaries to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. In addition, FNB is subject to regulation by the Federal Reserve Board as a result of its membership in the Federal Reserve System and the

Bank is subject to regulation incidental to its membership in the FHLB System. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Company's banking subsidiaries generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

         Capital Requirements. For a description of regulatory capital requirements which are applicable to the Company's banking subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment Regulatory Capital Requirements" included in
Item 7 hereof.

         Prompt Corrective Action. Section 38 of the Federal Deposit Insurance Act ("FDIA") provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

         An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

         Each of the Bank and FNB had capital levels which qualified it as a "well-capitalized" institution at December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment - Regulatory Capital Requirements" in Item 7 of this report.

         FDIC Insurance Premiums. Each of the Bank and FNB are members of the Bank Insurance Fund ("BIF") administered by the FDIC, although certain deposits of each of these entities acquired in acquisitions are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC.

         As an FDIC-insured institution, each of the Bank and FNB is required to pay deposit insurance premiums to the FDIC. On November 14, 1995, the FDIC adopted a new assessment rate schedule of zero to .27% (subject to a $2,000 minimum) for BIF members beginning on January 1, 1996, while retaining the existing assessment rate schedule for SAIF-member institutions, which currently range from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns.

         The Balanced Budget Act of 1995, which was vetoed by the President of the United States in December 1995, provided for a recapitalization of the SAIF by a one-time assessment on the deposits of all SAIF-insured institutions and an eventual merger of the SAIF and the BIF. The deposit assessment rate was to be determined by the FDIC and set at a level which was sufficient to recapitalize the SAIF to the designated statutory reserve ratio. This assessment rate was estimated to be approximately $.85 for every $100 of assessable deposits as of March 31, 1995, with payment due on January 1, 1996. The Balanced Budget Act of 1995 provided certain relief for institutions, such as the Bank and FNB, which are members of the BIF but have acquired SAIF insured deposits as a result of acquisitions of savings institutions in transactions effected pursuant to
Section 5(d)(3) of the FDIA. Such institutions do not pay SAIF assessments based on the actual amount of the SAIF deposits acquired, as adjusted to reflect increases or decreases in such deposits subsequent to the date of acquisition, but on the actual amount of the SAIF deposits acquired as adjusted by a growth attribution rule set forth in Section 5(d)(3) of the FDIA. Pursuant to the proposed legislation the amount of any deposits which are treated as insured by SAIF under Section 5(d)(3) of the FDIA was to be reduced by ten percent if the adjusted attributable amount of SAIF deposits of the BIF member was less than fifty percent of the total deposits of that member as of June 30, 1995 (which was the case for both the Bank and FNB). The Company currently is unable to predict the likelihood of legislation effecting the foregoing changes, although a consensus among legislators, regulators and bankers appears to be developing in this regard.

         At December 31, 1995, the adjusted attributable amount of SAIF deposits of the Company's banking subsidiaries amounted to $381.3 million or 16.0% of the Company's total deposits. If an assessment of $.85 per $100 of assessable deposits was effected on these deposits (and assuming no downward adjustment on the assessment rate for institutions such as the Bank and FNB), the one-time assessment which would be payable by the Company's banking subsidiaries would aggregate approximately $3.2 million on a pre-tax basis.

         Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank and FNB currently do not accept brokered deposits, and had no such deposits outstanding at December 31, 1995.

         Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA and regulations thereunder generally limit the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under the regulations dealing with equity investments, an insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things,
(i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors' and officers' liability insurance and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. Under the regulations dealing with activities and investments, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. The foregoing regulations have not had a material adverse effect on the Company's banking operations.

         Community Investment and Consumer Protection Laws. In connection with its lending activities, each of the Bank and FNB is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act ("CRA").

         The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Bank and FNB, the FDIC and the OCC, respectively) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 1995, the Bank's CRA rating was "outstanding" and FNB's CRA rating was "satisfactory."

         Safety and Soundness. Other regulations which were recently adopted or are currently proposed to be adopted pursuant to recent legislation include: (i) real estate lending standards for insured institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks posed by "non-traditional activities;" (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; and (iv) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal stockholders of the insured institution.

         Limitations on Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. The Company's principal source of revenue consists of dividends from its banking subsidiaries. The payment of dividends by the Company's banking subsidiaries is subject to various regulatory requirements.

         Maine law generally provides that institutions such as the Bank may pay dividends to stockholders from their undistributed earnings. The Bank cannot declare or pay any dividend, however, which would reduce its capital below (i) the amount required to be maintained by federal and state laws and regulations, or (ii) the amount in the liquidation account established in connection with the Bank's conversion from mutual to stock form.

         Under the National Bank Act, the approval of the Comptroller is required for any dividend by a national bank such as FNB if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined, for that year, combined with its retained net profits for the preceding two years. In addition, a national bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts generally are defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection.

         Miscellaneous. The Company's banking subsidiaries are subject to certain restrictions on loans to the Company or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company or its non-bank subsidiaries. The Company's banking subsidiaries also are subject to certain restrictions on most types of transactions with the Company or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

         Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators is substantial and includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

TAXATION

         Federal Taxation. The Company and its banking subsidiaries are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended ("Code"). The Company and its banking subsidiaries, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

         In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items generally applicable to savings associations include an amount equal to 75% of the amount by which a savings association's adjusted current earnings (generally alternative minimum taxable income computed without regard to this preference and prior to reduction for net operating losses) exceeds its alternative minimum taxable income without regard to this preference. Alternative minimum tax paid can be credited against regular tax due in later years.

         State Taxation. As a financial institution holding company, the Company is subject to a separate state franchise tax in lieu of state corporate income tax. The amount of the tax is the sum of 1% of Maine net income and $.08 per $1,000 of Maine assets as defined in Maine law. Maine assets are the Company's total end of the year assets as reported to the United States Government on the federal income tax return. Maine net income is the Company's net income or loss as reported by the Company on its consolidated financial statements which is apportioned to Maine under Maine law.

         The Company is subject to New Hampshire business profits tax based on federal taxable income attributable to its New Hampshire affiliates. The tax is essentially computed by excluding from taxable income any interest on U.S. Government obligations, adding back New Hampshire business profits taxes used in computing federal taxable income, and then multiplying the resulting New Hampshire taxable income by 7.0%. The computed tax is offset by a credit for any New Hampshire enterprise tax assessed on the affiliates' compensation, interest and dividends paid.

         For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Review of Financial Statements - Results of Operations - Income Tax Expense (Benefit)" included in
Item 7 hereof.

ITEM 2. PROPERTIES

         At December 31, 1995, the Company conducted its business from its headquarters and main office at One Portland Square, Portland, Maine, and 76 other branch offices located throughout the State of Maine and in east and southeast New Hampshire. The Company owns 48 of its branch offices and leases 29 of its branch offices. In addition, the Company owns four operational offices and leases five operational offices. At December 31, 1995, the net book value of the property and leasehold improvements of the offices of the Company amounted to $44.4 million. For additional information regarding the Company's lease obligations, see Note 15 to the Consolidated Financial Statements included in
Item 14 hereof.

         The following tables set forth certain information with respect to the offices of the Company as of December 31, 1995.

STATE OF MAINE

                                         Net Book Value of
                         Number of    Property and Leasehold
      County             Offices            Improvements        Deposits
------------------     ----------     ----------------------  -----------
                                       (Dollars in Thousands)
Androscoggin                   7          $    7,852          $  244,766
Aroostook                     13               2,776             188,975
Cumberland                    17              15,165             705,101
Franklin                       2                 545              38,325
Hancock                        1                 416              48,930
Kennebec                       3               2,439             143,960
Knox                           3                 707             105,011
Oxford                         2                 385              39,865
Penobscot                      5               1,506             154,359
Somerset                       2                 435              55,059
Waldo                          1                  79              17,489
York                           5               2,213             150,555
                              --          ----------          ----------
    Total                     61          $   34,518          $1,892,395
                              ==          ==========          ==========



STATE OF NEW HAMPSHIRE

                                  Net Book Value of
                    Number of   Property and Leasehold
    County           Offices        Improvements        Deposits
---------------     --------      ------------------    --------
                                   (Dollars in Thousands)
Carroll                    5          $  1,780          $116,285
Rockingham                 8             7,167           284,665
Strafford                  3               893            68,620
                          --          --------          --------
                          16          $  9,840          $469,570
                          ==          ========          ========



         In early 1988, the Company moved into new headquarters constructed in One Portland Square, which is a mixed-use development involving six acres of land in the Old Port area adjacent to the financial district in downtown Portland, Maine. The first phase of the project involved the construction of a 185,000 square foot, ten-story office building. The Company is leasing 52,000 square feet of the building, which bears its name, for its corporate headquarters and a retail branch on the street level. In 1988, the Company purchased a 15% limited partnership interest in One Portland Square for $500,000 and received Federal Reserve Board concurrence that this is a permissible investment under the BHCA.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The information contained under the section captioned "Common Stock Prices" on the inside back cover of the Company's Annual Report to Stockholders for the year ended December 31, 1995 ("Annual Report") is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Five-Year Consolidated Financial and Other Data" on page 14 of the Company's Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 29 of the Company's Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required are contained on pages 30 through 51 of the Company's Annual Report and are incorporated herein by reference.

PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to pages 2 through 4 and pages 7 through 8 of the definitive Proxy Statement of the Company, dated March 22, 1996 ("Proxy Statement").

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated by reference to pages 11 through 17 of the Proxy
Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Incorporated by reference to pages 9 through 10 of the Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to pages 18 through 19 of the Proxy
Statement.

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)(1) The following financial statements are incorporated by reference from Item 8 hereof and the Annual Report to Stockholders included herein as
Exhibit 13:

         Consolidated balance sheets at December 31, 1995 and 1994

         Consolidated statements of operations for each of the years in the three-year period ended December 31, 1995

         Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1995

         Consolidated statements of changes in shareholders' equity for each of the years in the three-year period ended December 31, 1995

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

         (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

         (a)(3)   The following exhibits are included as part of this Form 10-K.


Exhibit No.                    Exhibit                                 Location
-----------                    -------                                 --------

   3(a)        Articles of Incorporation of the Company                   (1)

   3(b)        Bylaws of the Company                                      (1)

   4(a)        Specimen Common Stock certificate                          (1)

   4(b)        Form of Indenture between the Company and Mellon
                Bank, N.A., as trustee                                    (2)

   4(c)        Form of Debenture due 2000                                 (2)

  10(a)        Amended and Restated Severance Agreement between
                the Company and William J. Ryan

  10(b)        Amended and Restated Severance Agreement between
                the Company and Peter J. Verrill

  10(c)        Severance Agreement between the Company and
                John W. Fridlington                                       (3)

  10(d)        Severance Agreement between the Company and
                Henry G. Beyer                                            (3)

  10(e)        Employment Agreement between the Company and John
                E. Menaro, including the Severance Agreement included as Attachment A

  10(f)        Supplemental Retirement Agreement among the
                Company, its subsidiaries and William J. Ryan             (4)

  10(g)        Supplemental Retirement Agreement among the
                Company, its subsidiaries and John E. Menario             (4)

  10(h)        Supplemental Retirement Agreement among the
                Company, its subsidiaries and Peter J. Verrill            (4)

  10(i)        Supplemental Retirement Agreement among the
                Company, its subsidiaries and Henry G. Beyer              (3)

  10(j)        Supplemental Retirement Agreement among the
                Company, its subsidiaries and John W. Fridlington

Exhibit No.                    Exhibit                                Location
-----------                    -------                                --------

 10(k)        Senior Officers' Deferred Compensation Plan, as
               amended                                                     (5)

 10(l)        Directors' Deferred Compensation Plan, as amended            (5)

 10(m)        1986 Stock Option and Stock Appreciation Rights
               Plan, as amended                                          (1)(6)

 10(n)        1986 Employee Stock Purchase Plan, as amended              (1)(6)

 10(o)        Restricted Stock Plan for Non-Employee Directors             (7)

 10(p)        1995 Stock Option Plan for Non-Employee Directors            (8)

 10(q)(1)     Thrift Incentive Plan                                        (9)

 10(q)(2)     First Amendment to Thrift Incentive Plan

 10(q)(3)     Second Amendment to Thrift Incentive Plan

 10(r)(1)     Profit Sharing Employee Stock Ownership Plan                 (9)

 10(r)(2)     First Amendment to Profit Sharing Employee Stock
              Ownership Plan

 10(r)(3)     Second Amendment to Profit Sharing Employee Stock
              Ownership Plan

 10(s)        1996 Equity Incentive Plan                                  (10)

 10(t)        Agreement, dated January 1, 1989, by and among the
               Company and Robert P. Bahre                                 (5)

 10(u)        Stockholders Rights Agreement, dated September 12,
               1989, between the Company and Mellon Securities Trust
               Company, as Rights Agent                                   (11)

    13        Certain sections of the Company's Annual Report
               to Stockholders for 1995

    21        Subsidiaries of the Company

    23        Consent of KPMG Peat Marwick LLP

    27        Financial Data Schedule

    99        Annual Report on Form 10-K for the Company's Thrift
               Incentive Plan                                             (12)

-----------------

(1) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by the Company with the Securities and Exchange Commission ("SEC") on February 22, 1988.

(2) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on February 28, 1995.

(3) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1994, filed with the SEC on March 30, 1995 and amended on April 28, 1995.

(4) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1990, filed with the SEC on March 23, 1991.

(5) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1993, filed with the SEC on March 17, 1994.

(6) An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1994, and an amendment to the Employee Stock Purchase Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1993.

(7) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 16, 1990.

(8) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1995.

(9) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33- 53236) filed by the Company with the SEC on November 23, 1992.

(10) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 20, 1996.

(11) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on September 13, 1989.

(12) To be filed by amendment on or before April 30, 1996.

         The Company's management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(t).

         (b) The Company filed a report on Form 8-K on October 25, 1995, reporting under Item 5 thereof the execution of an agreement to acquire Bank of New Hampshire Corporation.

         (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

         (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders which are required to be included herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.


PEOPLES HERITAGE FINANCIAL GROUP, INC.



By: /s/ William J. Ryan                                                   Date:  March 26, 1996
    -------------------------------------------------
    William J. Ryan
    Chairman, President and Chief
         Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Robert P. Bahre                                                       Date:  March 26, 1996
----------------------------------------------------
Robert P. Bahre
Director



/s/ Everett W. Gray                                                       Date:  March 26, 1996
----------------------------------------------------
Everett W. Gray
Director



/s/ Andrew W. Greene                                                      Date:  March 26, 1996
--------------------------------------------------
Andrew W. Greene
Director



/s/ Katherine M. Greenleaf                                                Date:  March 26, 1996
--------------------------------------------------
Katherine M. Greenleaf
Director

/s/ Dana Levenson                                                         Date:  March 26, 1996
----------------------------------------------------
Dana Levenson



/s/ Robert A. Marden, Sr.                                                 Date:  March 26, 1996
----------------------------------------------------
Robert A. Marden, Sr.
Vice Chairman



/s/ Malcolm W. Philbrook, Jr.                                             Date:  March 26, 1996
---------------------------------------------------
Malcolm W. Philbrook, Jr.
Director



/s/ Pamela P. Plumb                                                       Date:  March 26, 1996
-----------------------------------------------------
Pamela P. Plumb
Vice Chairman



/s/ William J. Ryan                                                       Date:  March 26, 1996
------------------------------------------------------
William J. Ryan
Chairman, President and Chief
 Executive Officer
(principal executive officer)



/s/ Curtis M. Scribner                                                    Date:  March 26, 1996
------------------------------------------------------
Curtis M. Scribner
Director



/s/ Peter J. Verrill                                                      Date:  March 26, 1996
--------------------------------------------------------
Peter J. Verrill
Executive Vice President, Chief Operating Officer,
 Chief Financial Officer and Treasurer (principal financial
 and accounting officer)

                             EXHIBIT INDEX


Exhibit No.                     Exhibit                                 Location
-----------                     -------                                 --------

    3(a)        Articles of Incorporation of the Company                   (1)

    3(b)        Bylaws of the Company                                      (1)

    4(a)        Specimen Common Stock certificate                          (1)

    4(b)        Form of Indenture between the Company and Mellon
                 Bank, N.A., as trustee                                    (2)

    4(c)        Form of Debenture due 2000                                 (2)

   10(a)        Amended and Restated Severance Agreement between
                 the Company and William J. Ryan

   10(b)        Amended and Restated Severance Agreement between
                 the Company and Peter J. Verrill

   10(c)        Severance Agreement between the Company and
                 John W. Fridlington                                       (3)

   10(d)        Severance Agreement between the Company and
                 Henry G. Beyer                                            (3)

   10(e)        Employment Agreement between the Company and John
                 E. Menaro, including the Severance Agreement included as Attachment A

   10(f)        Supplemental Retirement Agreement among the
                 Company, its subsidiaries and William J. Ryan             (4)

   10(g)        Supplemental Retirement Agreement among the
                 Company, its subsidiaries and John E. Menario             (4)

   10(h)        Supplemental Retirement Agreement among the
                 Company, its subsidiaries and Peter J. Verrill            (4)

   10(i)        Supplemental Retirement Agreement among the
                 Company, its subsidiaries and Henry G. Beyer              (3)

   10(j)        Supplemental Retirement Agreement among the
                 Company, its subsidiaries and John W. Fridlington

   10(k)        Senior Officers' Deferred Compensation Plan, as
                 amended                                                   (5)

   10(l)        Directors' Deferred Compensation Plan, as amended          (5)

Exhibit No.                     Exhibit                                 Location
-----------                     -------                                 --------
       10(m)        1986 Stock Option and Stock Appreciation Rights
                     Plan, as amended                                    (1)(6)

       10(n)        1986 Employee Stock Purchase Plan, as amended        (1)(6)

       10(o)        Restricted Stock Plan for Non-Employee Directors       (7)

       10(p)        1995 Stock Option Plan for Non-Employee Directors      (8)

       10(q)(1)     Thrift Incentive Plan                                  (9)

       10(q)(2)     First Amendment to Thrift Incentive Plan

       10(q)(3)     Second Amendment to Thrift Incentive Plan

       10(r)(1)     Profit Sharing Employee Stock Ownership Plan           (9)

       10(r)(2)     First Amendment to Profit Sharing Employee Stock
                    Ownership Plan

       10(r)(3)     Second Amendment to Profit Sharing Employee Stock
                    Ownership Plan

       10(s)        1996 Equity Incentive Plan                            (10)

       10(t)        Agreement, dated January 1, 1989, by and among the
                     Company and Robert P. Bahre                           (5)

       10(u)        Stockholders Rights Agreement, dated September 12,
                     1989, between the Company and Mellon Securities Trust
                     Company, as Rights Agent                             (11)

          13        Certain sections of the Company's Annual Report
                     to Stockholders for 1995

          21        Subsidiaries of the Company

          23        Consent of KPMG Peat Marwick LLP

          27        Financial Data Schedule

          99        Annual Report on Form 10-K for the Company's Thrift
                     Incentive Plan                                       (12)


--------------

(1) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by the Company with the Securities and Exchange Commission ("SEC") on February 22, 1988.

(2) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on February 28, 1995.

(3) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1994, filed with the SEC on March 30, 1995 and amended on April 28, 1995.

(4) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1990, filed with the SEC on March 23, 1991.

(5) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1993, filed with the SEC on March 17, 1994.

(6) An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1994, and an amendment to the Employee Stock Purchase Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1993.

(7) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 16, 1990.

(8) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1995.

(9) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33-53236) filed by the Company with the SEC on November 23, 1992.

(10) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 20, 1996.

(11) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on September 13, 1989.

(12) To be filed by amendment on or before April 30, 1996.