Form 10-Q
period 1996-03-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1996-05-14
CIK 829750

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarterly Period Ended March 31, 1996

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

Yes   X     No

The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1996 is:


 Common stock, par value $.01 per share        17,044,776
                (Class)                      (Outstanding)

                         INDEX

   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited).

           Consolidated Balance Sheets - March 31, 1996 and December 31, 1995.

           Consolidated Statements of Income - Three months ended March 31, 1996 and 1995.

           Consolidated Statements of Changes in
           Shareholders' Equity - Three months ended
           March 31, 1996 and 1995.

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 1996 and 1995.

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

  Item 5.  Other information.

  Item 6.  Exhibits and reports on Form 8-K.

        PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
       (In Thousands, Except Number of Shares and Per Share Data)
                              (Unaudited)

                                           March 31,     December 31,
                                              1996          1995
Assets
Cash and due from banks                    $  111,904    $  124,153
Federal funds sold                                -0-        58,255
Securities available for sale,
  at market value                             507,681       485,218
Loans held for sale, market value
  $88,342 and $71,872, respectively            88,185        70,979

Loans and leases:
  Residential real estate mortgages           786,066       607,369
  Commercial real estate mortgages            659,250       623,686
  Commercial business loans and leases        341,944       332,755
  Consumer loans and leases                   667,245       653,827
                                            2,454,505     2,217,637
  Less:  Allowance for loan and
    lease losses                               53,553        49,138
    Net loans and leases                    2,400,952     2,168,499
Bank premises and equipment                    45,400        44,358
Goodwill and other intangibles                 38,512        21,176
Mortgage servicing rights                      23,187        20,309
Other real estate and repossessed
  assets owned                                  6,111         6,601
Deferred income taxes                          26,621        26,621
Interest and dividends receivable              22,480        21,634
Other assets                                   30,614        30,866
                                           $3,301,647    $3,078,669
Liabilities and Shareholders' Equity
Deposits:
  Regular savings                          $  340,044    $  303,504
  Money market access accounts                470,288       448,998
  Certificates of deposit (including
    certificates of $100 or more of
    $124,709 and $103,730, respectively)    1,219,525     1,124,104
  NOW accounts                                219,308       215,529
  Demand deposits                             279,866       269,830
    Total deposits                          2,529,031     2,361,965
Federal funds purchased                        20,337         1,500
Securities sold under repurchase
  agreements                                  131,166       139,942
Borrowings from Federal Home Loan
  Bank of Boston                              291,444       252,446
Other borrowings                               18,572        18,928
Deferred income taxes                           9,296        10,400
Other liabilities                              25,348        23,020
    Total liabilities                       3,025,194     2,808,201

Shareholders' Equity:
Preferred stock (par value $0.01 per share,
  5,000,000 shares authorized, none issued)       -0-           -0-
Common stock (par value $0.01 per share,
  30,000,000 shares authorized, 17,468,220
  shares issued)                                  175           175
Paid-in capital                               186,900       186,900
Retained earnings                              95,613        88,951
Net unrealized gain on securities
  available for sale                              320         2,247
Treasury stock at cost (440,091 shares and
  524,062 shares, respectively)                (6,555)       (7,805)
Total shareholders' equity                    276,453       270,468
                                           $3,301,647    $3,078,669

See accompanying notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands, Except Number of Shares and Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,

                                                  1996           1995

Interest and dividend income:
  Interest on loans and leases                $   54,665     $   47,763
  Interest on mortgage-backed investments          3,496          3,098
  Interest on other investments                    4,151          3,669
  Dividends on equity securities                     373            495

    Total interest and dividend income            62,685         55,025

Interest expense:
  Interest on deposits                            23,733         18,500
  Interest on borrowed funds                       5,642          6,660
    Total interest expense                        29,375         25,160
    Net interest income                           33,310         29,865
Provision for loan losses                            -0-            580
    Net interest income after
      provision for loan losses                   33,310         29,285

Noninterest income:
  Mortgage banking services                        3,296          2,138
  Customer services                                2,417          1,831
  Trust and investment advisory services             510            363
  Loan related services                              272            198
  Net securities gains (losses)                      400            (92)
  Other noninterest income                            11             58
                                                   6,906          4,496

Noninterest expenses:
  Salaries and employee benefits                  13,385         11,458
  Occupancy                                        2,418          1,875
  Data processing                                  2,056          1,689
  Equipment                                        1,566          1,067
  Advertising and marketing                          814            907
  Deposit and other assessments                      317          1,382
  Collection and carrying costs of
    nonperforming assets                             267            550
  Other noninterest expenses                       4,680          4,049
                                                  25,503         22,924

Income before income tax                          14,713         10,804
Applicable income tax                              5,114          3,540
    Net income                                $    9,599     $    7,264

Weighted average shares outstanding           17,000,427     16,349,164
Earnings per share                            $     0.56     $     0.44



See accompanying notes to Consolidated Financial Statements.


                  PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (In Thousands, Except Number of Shares and Per Share Data)
                                                  (Unaudited)

                                                                       Net
                                       Par     Paid in   Retained  Unrealized   Treasury
                                      Value    Capital   Earnings  Gain (loss)   Stock       Total

Balances at December 31, 1994          $175   $186,900   $62,235   $ (9,085)   $(10,960)   $229,265
Treasury stock purchased 646,600
shares at an average price of $12.84)    --         --        --          --     (8,301)     (8,301)

Treasury stock issued for employee
benefit plans (27,789 shares at
an average price of $6.12)               --         --      (162)         --        387         225

Change in unrealized gains (losses)
on securities available for sale,
net of tax                               --         --        --      5,302         --       5,302

Net income                               --         --     7,263         --         --       7,263

Cash dividends $0.11                     --         --    (1,814)        --         --       1,814

Balances at March 31, 1995             $175   $186,900   $67,522   $ (3,783)  $(18,874)   $231,940


Balances at December 31, 1995          $175   $186,900   $88,951   $  2,247   $ (7,805)   $270,468

Treasury stock issued for employee
benefit plans (83,971 shares at
an average price of $8.75)               --         --      (215)        --      1,250      1,035

Change in unrealized gains (losses)
on securities available for sale,
net of tax                               --         --        --     (1,927)        --     (1,927)

Net income                               --         --     9,599         --         --      9,599

Cash dividends $0.16                     --         --    (2,722)        --         --      (2,722)

Balances at March 31, 1996             $175   $186,900   $95,613   $    320   $  (6555)   $276,453


See accompanying notes to Consolidated Financial Statements.

          PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                              1996           1995

Cash flows from operating activities:
  Net income (loss)                        $    9,599     $    7,264
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan losses                   -0-            580
      Provision for depreciation                1,315            980
      Provision for losses and writedowns
        of other real estate owned                -0-           (869)
      Amortization of goodwill and other
        intangibles                               895            483
      Amortization of servicing rights            944            814
      Net (gains) losses realized from sales
        of other real estate owned                 35            898
      Net (gains) losses realized from sales
        of securities and consumer loans         (400)            92
      Net (gains) losses realized from sales
        of loans held for sale (a component
        of mortgage banking services)             510           (446)
      Proceeds from sales of loans held
        for sale                              232,390         47,832
      Residential loans originated and
        purchased for sale                   (251,079)       (52,544)
      Net decrease (increase in interest
        and dividends receivable and
        other assets                             (594)           194
      Net increase (decrease) in other
        liabilities                             2,326         (5,295)

Net cash provided by operating activities  $   (4,059)    $      (17)

Cash flows from investing activities:
  Proceeds from sales of securities
    available for sale                     $   30,416     $    7,228
  Proceeds from maturities and principal
    repayments of securities available
    for sale                                   70,467         39,058
  Purchases of securities available
    for sale                                 (125,975)       (45,262)
  Net (increase) decrease in loans and
    leases                                   (231,169)       (18,319)
  Purchase of mortgage servicing rights        (3,822)          (194)
  Premiums paid on deposits purchased         (18,231)           -0-
  Net additions to premises and equipment      (2,357)        (1,152)
  Proceeds from sales of other real
    estate owned                                 (297)         2,606
  Net (increase) decrease in repossessed
    assets owned                                  441          1,408

Net cash provided (used) by investing
  activities                               $ (280,527)    $  (14,627)

         PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (In Thousands)
                              (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                              1996           1995

Cash flows from financing activities:
  Net increase (decrease) in deposits      $  167,066     $    7,555
    Net increase (decrease) in securities
     sold under repurchase agreements          (8,776)        21,743
    Advances from Federal Home Loan Bank
     of Boston borrowings                     110,000         50,000
    Payments on Federal Home Loan Bank of
      Boston borrowings                       (71,002)       (55,000)
  Net increase (decrease) in other
    borrowings                                   (356)        (3,210)
  Sale of treasury stock                        1,035            225
  Purchase of treasury stock                      -0-         (8,301)
  Cash dividends paid to shareholders          (2,722)        (1,814)

Net cash provided (used) by financing
  activities                               $  195,245     $   11,198

Increase (decrease) in cash and cash
  equivalents                              $  (89,341)    $   (3,446)
  Cash and cash equivalents at beginning
    of period                                 180,908        126,072
  Cash and cash equivalents at end of
    period                                 $   91,567     $  122,626

Supplemental disclosures of information:
  Interest paid on deposits and borrowings $   28,280     $   24,851
    Income taxes paid                             371            -0-
    Income tax refunds                             38             44
Noncash investing transactions:
  Loans transferred to other real estate
    owned                                         660          2,302
  Loans originated to finance the sales of
    other real estate owned                       971          2,886
  Increases (decreases) resulting from the
    adoption of SFAS No. 115:
      Securities available for sale            (3,029)         8,329
      Deferred income taxes - liabilities      (1,102)         3,027
      Net unrealized gain (loss) on
        securities available for sale          (1,927)         5,302

  PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1996



Note 1  -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending December 31, 1996. Certain amounts in prior periods have been reclassified to conform to the current presentation.

On January 1, 1996, the Company adopted Statement of financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of." The implementation of this Statement did not have a material effect on the Company's results of operations or financial condition.

On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to follow the accounting under Accounting Principal Board ("APB") Opinion No. 25. SFAS No. 123 requires companies which elect to continue to follow APB Opinion No. 25 to disclose in the notes to their financial statements the pro forma net income and earnings per share as if the value based method established under SFAS 123 had been applied.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND
                           SUBSIDIARIES
                        PART I  -  ITEM 2



Management's discussion and analysis of financial condition and results of operations.

General
Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank holding company which is incorporated under the laws of the State of Maine and headquartered in Portland, Maine. The Company's direct subsidiaries, both of which are wholly-owned, are Peoples Heritage Savings Bank (the "Bank") and, as of March 31, 1996, First Coastal Banks, Inc. ("First Coastal"), which wholly owns The First National Bank of Portsmouth ("Portsmouth"). Effective April 2, 1996, First Coastal was merged into Bank of New Hampshire Corporation ("BNHC") in connection with the Company's acquisition of BNHC. See "Acquisition of BNHC" below.

The Bank conducts business from its headquarters in Portland, Maine and 60 additional offices located throughout the State of Maine. At March 31, 1996, the Bank had total assets of $2.5 billion and total shareholder's equity of $189.1 million.

Portsmouth conducts business from its headquarters in Portsmouth, New Hampshire and 20 additional offices located throughout the State of New Hampshire. At March 31, 1996,
Portsmouth had $779.2 million of total assets and $55.9 million of shareholder's equity.

On February 16, 1996, five branch offices and $160.9 million in related deposits located in New Hampshire were acquired by Portsmouth from Fleet Bank NH (the "Branch Acquisition"). In addition to various assets related to the acquired branches, approximately $216.4 million of loans were purchased in connection with this transaction, which consisted primarily of $178.6 million of single-family residential loans. A deposit premium of $18.2 million was paid which is being amortized over seven years.

On July 1, 1995, Bankcore, Inc. ("Bankcore"), the New Hampshire-based holding company for North Conway Bank, was acquired and North Conway Bank was merged into Portsmouth. At the time of acquisition, Bankcore had $132.8 million in total assets and shareholders' equity of $17.8 million. The Bankcore acquisition was treated as a purchase for accounting purposes and, accordingly, the Company's financial statements reflect the acquisition from the time of purchase only. As a result of the transaction, $3.4 million of goodwill was created, which is being amortized over 15 years.

On June 15, 1995, the Company purchased all the branches and associated deposits, as well as certain loans, of Fleet Bank of Maine located in Aroostook County, Maine. Five of the seven branches purchased were merged with and into existing branches of the Bank. The purchase resulted in the transfer of $46.1 million in deposits and $17.1 million in loans.

Results of Operations
The Company reported net income of $9.6 million for the three months ended March 31, 1996 as compared to $7.3 million for the same period in 1995. The improved results in 1996 were primarily attributable to the improvement in net interest income as a result of an increase in earning assets and increased noninterest income, which were offset in part by higher noninterest expenses and higher income tax expense.

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

                                         Three Months Ended March 31,    Three Months Ended March 31,
                                                     1996                           1995
                                          Average             Yield/      Average             Yield/
                                          Balance   Interest   Rate (2)   Balance   Interest  Rate (2)
                                                             (Dollars in Thousands)

Loans and leases (1):
  Residential real estate mortgages      $  762,560  $15,226    7.99%    $  650,084  $12,994   8.00%
  Commercial real estate mortgages          643,021   15,981   10.00        595,437   14,212   9.68
  Commercial loans and leases               334,342    8,181    9.84        272,998    6,703   9.96
  Consumer loans and leases                 659,521   15,397    9.39        607,960   14,005   9.34
    Total loans and leases                2,399,444   54,785    9.18      2,126,479   47,914   9.14
Investment securities (3)                   510,458    7,813    6.16        431,619    6,938   6.52
Federal funds sold                           18,331      239    5.24         24,838      364   5.94
    Total earning assets                  2,928,233   62,837    8.63      2,582,936   55,216   8.67
Nonearning assets                           205,342                         179,750
    Total assets                         $3,133,575                      $2,762,686

Interest-bearing deposits:
  Regular savings                           318,499    2,208    2.79        339,892    2,439   2.91
  NOW accounts                              205,579      656    1.26        181,517      569   1.27
  Money market access accounts              463,048    4,374    3.80        294,161    2,441   3.37
  Certificates of deposit                 1,164,494   16,495    5.70      1,025,447   13,051   5.16
    Total interest-bearing deposits       2,155,620   23,733    4.43      1,841,017   18,500   4.08
Borrowed funds                              411,979    5,642    5.51        456,194    6,660   5.92
    Total interest bearing liabilities    2,567,599   29,375    4.60      2,297,211   25,160   4.44
Demand deposits                             259,255                         195,480
Other liabilities (3)                        35,051                          32,764
Shareholders' equity (3)                    271,670                         237,231
    Total liabilities and shareholders'
      equity                             $3,133,575                      $2,762,686

Net earning assets                       $  360,634                      $  285,725

Net interest income (fully-taxable
  equivalent)                                         33,642                           30,056
Less: fully-taxable equivalent adjustments              (152)                            (191)
   Net interest income                               $33,310                           29,865
Net interest rate spread (fully-taxable
  equivalent)                                                   4.03%                          4.23%
Net interest margin (fully-taxable equivalent)                  4.60%                          4.72%

(1)  Loans and leases includes loans available for sale.
(2)  Annualized.
(3)  Excludes effect of unrealized gains or losses on investment securities.

Net interest income on a fully-taxable equivalent basis increased by $3.6 million for the three months ended March
31, 1996 as compared with the same period in 1995. The increase was primarily attributable to an increase in the level of interest-earning assets, which was offset somewhat by a decrease in the Company's net interest rate spread.

The weighted average rate on loans and leases increased slightly to 9.18% from 9.14% and the average outstanding balances increased by $273.0 million, or 12.8% for the three months ended March 31, 1996, compared with the same period in 1995. Interest income earned on loans and leases increased by $6.9 million, or 14.3%, during the three months ended March 31, 1996, as compared with the three months ended March 31, 1995. The increase in interest income on loans was primarily attributable to loan growth from purchases and acquisitions as well as internal loan growth.

Interest expense on deposits increased by $5.2 million, or 28.3%, during the three months ended March 31, 1996 as compared with the three months ended March 31, 1995. The increase in interest expense paid on deposits was attributable to an increase in the weighted average rate paid on interest-bearing deposits from 4.08% during the three months ended March 31, 1995 to 4.43% during the three months ended March 31, 1996 and a $314.6 million, or 17.1%, increase in average interest-bearing deposit balances outstanding during the three months ended March 31, 1996, as compared with the same period in 1995. The increase in average deposit balances was primarily attributable to deposit growth from purchases and acquisitions during the second half of 1995 and the first quarter of 1996. The increase in deposit balances enabled the Company to both fund the increase in earning assets and reduce the level of borrowed funds.

Interest expense on borrowed funds decreased by $1.0 million, or 15.3%, for the three months ended March 31, 1996, as compared with the same period in 1995. This decrease was attributable to a $44.2 million, or 9.7%, decrease in outstanding average balances of borrowed funds and a decrease in the weighted average rate paid to 5.51% for the three months ended March 31, 1996, as compared with 5.51% for the same period in 1995.

The Company's net interest rate spread decreased from 4.23% for the three months ended March 31, 1995 to 4.03% for the three months ended March 31, 1996. This decrease was attributable to the increased rate on interest-bearing deposits and a slight decrease in the yield on earning assets.

The net interest margin decreased from 4.72% for the three months ended March 31, 1995 to 4.60% for the three months ended March 31, 1996. This decrease was attributable to the decreased net interest rate spread, which was offset in part by the higher level of net earning assets during the three months ended March 31, 1996, as compared with the same period in 1995.

Provision for Loan Losses. The Company had a zero provision for loan losses for the three months ended March 31, 1996, as compared with a provision of $580 thousand for the three months ended March 31, 1995. The lower provision resulted from management's ongoing evaluation of the adequacy of the allowance for loan losses after taking into account recent trends in nonperforming loans, delinquent loans and net loan chargeoffs, as well as other asset quality factors. See "Financial Condition - Nonperforming Assets" below.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for possible loan and lease losses in the future as a result of changing markets for real estate and economic conditions in the Company's primary market area, future changes in nonperforming assets or for other reasons which could affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize changes to the allowance for loan and lease losses based on their judgments about information available to them at the time of the examination. The Company was most recently examined by the Federal Reserve Board as of December 31, 1994; the Bank was most recently examined by the FDIC and the Maine Bureau of Banking as of December 31, 1995; and Portsmouth was most recently examined by the Comptroller of the Currency ("Comptroller") as of December 31, 1994.

Noninterest Income. Noninterest income increased $2.4 million, or 53.6%, for the three months ended March 31, 1996, as compared to the same period in 1995. The more significant changes to the components of noninterest income are more fully described below.

The following table sets forth certain information relating to mortgage banking services income:

                                         At or for the
                                       Three Months Ended
                                           March 31,
                                      1996           1995
                                         (In Thousands)
Residential mortgages serviced
  for investors at end of period   $2,621,948     $2,267,063

Gain on sale of residential
  mortgage servicing rights        $      200     $      -0-
Residential mortgage sales
  income                                1,547            446
Residential mortgage servicing
  income                                1,549          1,692
      Total                        $    3,296     $    2,138

The Company's portfolio of residential mortgages serviced for investors increased by $354.9 million, net of amortization and prepayments, or 15.7%, from March 31, 1995 to March 31, 1996. The Company's portfolio of mortgages serviced for others continues to increase as a result of its strategy to originate and sell primarily fixed rate residential mortgages to the secondary market while retaining the rights to service these loans for the investors purchasing them. In addition, the outstanding amount of residential mortgages serviced for investors is impacted, from time to time, by the purchase and sale of mortgage servicing rights for portfolios of residential mortgage loans.

In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which changes the method of accounting for certain mortgage banking activities. The Company elected early adoption of SFAS No. 122 in the second quarter of 1995 and consequently the impact of the adoption is not included in the results of operations of the Company which were reported for the three months ended March 31, 1995. A total of $273 thousand in originated mortgage servicing rights were attributable to mortgage banking sales activities for the three months ended March 31, 1995 but were reported in the results of operations for the three months ended June 30, 1995.

Residential mortgage sales income increased $1.1 million for the three months ended March 31, 1996, as compared with the three months ended March 31, 1995. Including the $273 thousand of originated mortgage servicing rights attributable to mortgage sales activities during the three months ended March 31, 1995, the comparable increase in mortgage sales income during the three months ended March 31, 1996 was $828 thousand, or 115.2%. The increase in residential mortgage sales income reflects the lower interest rate environment during the three months ended March 31, 1996, as compared with the same period in 1995, which increased the level of both refinancing and purchase mortgages as well as an increase in the volume of loans originated by both the Bank and the acquired through the Bank's correspondent network. Residential real estate mortgage originations from correspondent lenders increased by $160.7 million, or 737.2%, from $21.8 million for the three months ended March 31, 1995 to $182.5 million for the three months ended March 31, 1996.

Residential mortgage servicing income decreased $143 thousand, or 8.5%, during the three months ended March 31, 1996, as compared with the same period in 1995. Residential mortgage servicing income was negatively impacted during the three months ended March 31, 1996 by the Company's adoption of SFAS No. 122 in 1995, which effectively accelerated mortgage servicing income into the current period as a component of residential mortgage sales income and increased the amount of capitalized mortgage servicing rights. The mortgage servicing rights that have been created as a result of the adoption of SFAS No. 122 are amortized and recorded as an offset to mortgage servicing income.

In order to mitigate the prepayment risk associated with mortgage servicing rights and protect economic value, the Company has purchased constant maturity treasury floors ("CMT"). The value of a CMT is inversely related to movements in interest rates. As interest rates decline, the value of a CMT floor increases. Market interest rate movements also influence the behavior of borrowers, which impacts the value of mortgage servicing rights as a result of an increase or decrease on mortgage loan prepayment speeds. The value of mortgage servicing rights generally increases as market interest rates increase and decreases as market interest rates decrease. While not accorded hedge accounting treatment due to the uncertainty of strict correlation, in the event that interest rates fall, any resulting increase in the value of the CMTs are intended to offset, in part, the prospective impairment to mortgage servicing rights. The CMT floors are included in other assets on the Company's balance sheet at March 31, 1996 at amortized cost of $868 thousand, which approximates market value.

The following table shows the composition of net gains on the sales of securities for the periods indicated:

                                Three Months Ended March 31,
                                 1996                  1995
                                       (In Thousands)
Securities losses              $(  1)                 $(121)
Securities gains                 401                     29
                               $ 400                  $ (92)

The generation of mortgage sales income and the recognition of net gains on the sales of securities are dependent on market and economic conditions and, accordingly, there can be no assurance that the income and net gains reported in prior periods can be achieved in the future or that there will not be significant inter-period variations in the results from such activities.

Customer services income increased $586 thousand, or 32.0%, for the three months ended March 31, 1996, as compared with the same period in 1995. The increase in customer services income reflects the Company's focus on increasing the number and volume of transaction accounts, the increased use of and fees generated by ATM machines and the increased volume associated with the expansion of the retail branch franchise from 67 branches at March 31, 1995 to 82 at March 31, 1996.

Other categories of noninterest income include loan related services income, which increased $74 thousand; trust and investment advisory services, which increased $147 thousand; and other noninterest income, which decreased $47 thousand for the three months ended March 31, 1996, as compared to the same period in 1995. The changes in these categories of noninterest income resulted primarily from the related volume of customer transactions.

Noninterest Expenses.  Total noninterest expenses increased
$2.6 million, or 11.0%, for the three months ended March 31, 1996, as compared with the same period in 1995.

Salaries and employee benefits increased $1.9 million, or 16.8%, for the three months ended March 31, 1996, as compared to the same period in 1995. This increase was principally the result of the employment of additional employees in connection with the expansion of the retail franchise as well as normal salary and wage increases.

Occupancy expenses increased $543 thousand, or 29.0%, for the three months ended March 31, 1996, as compared with the same period in 1995. This increase was primarily attributable to the expansion of the Company's branch network, which resulted in higher utilities and maintenance expenses during the three months ended March 31, 1996, as compared with the same period in 1995.

Equipment expenses increased $499 thousand, or 46.8%, for the three months ended March 31, 1996, as compared with the same period in 1995. The increase in equipment expenses was primarily attributable to increased investment in alternative delivery systems, office automation equipment and a larger branch network.

Deposit and other assessment expenses decreased $1.1 million, or 77.1%, for the three months ended March 31, 1996, as compared with the same period in 1995. This decrease was directly attributable to the reduction in the deposit insurance premiums from $0.23 per $100 of deposits for the three months ended March 31, 1995 to a minimal amount for the three months ended March 31, 1996 paid by the Bank and Portsmouth to the Bank Insurance Fund ("BIF"). Approximately 83% of the Company's deposits are insured by BIF. The Company continues to pay $0.23 per $100 of deposits for the approximately 17% of its deposits that are insured by the Savings Association Insurance Fund ("SAIF"). For additional information in this regard, see Item 5 below, however.

Other categories of noninterest expenses include data processing expense, which increased $367 thousand for the three months ended March 31, 1996, as compared to the same period in 1995; collection and carrying costs of nonperforming assets, which decreased $283 thousand for the three months ended March 31, 1996, as compared to the same period in 1995; and advertising and marketing expenses, which decreased $93 thousand for the three months ended
March 31, 1996 as compared with the same period in 1995.

Other noninterest expenses increased $631 thousand, or 15.6%, for the three months ended March 31, 1996, as compared to the same period in 1995. The following table sets forth information relating to other noninterest expenses during the periods indicated:

                               Three Months Ended March 31,

                                    1996          1995
                                      (In Thousands)

Postage and freight               $  626         $  484
Telephone                            553            374
Amortization of goodwill             480            430
Amortization of deposit premiums     415             54
Other                              2,606          2,709
                                  $4,680         $4,049

The increase in amortization of deposit premiums was attributable to the Branch Acquisition.

Income Tax Expense. Income tax expense was $5.1 million and $3.5 million for the three months ended March 31, 1996 and 1995, respectively, which amounted to effective income tax rates of 34.8% and 32.8%, respectively.

Financial Condition
Set forth below is a discussion of the material changes in the Company's financial condition from December 31, 1995 to March 31, 1996.

Securities Available for Sale

Securities available for sale increased $22.5 million, or 4.6%. Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity (net of related taxes). At March 31, 1996, $320 thousand of net unrealized gain (net of related taxes) was included in shareholders' equity. A summary of the carrying values of securities available for sale follows:

                                 March 31,     December 31,
                                    1996          1995
                                      (In Thousands)

U.S. Government obligations and
  obligations of U.S. Government
  agencies and corporations      $233,920         $249,697
Other bonds and notes              26,592           15,716
Mortgage-backed securities        223,185          195,823
    Total debt securities         483,697          461,236
Equity securities                  23,984           23,982
    Total securities
      available for sale         $507,681         $485,218

Loans Held for Sale

Loans held for sale, all of which were residential mortgage loans, increased $17.2 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period as a result of mortgage origination levels, timing and delivery of loan sales, changes in market interest rates and asset liability management strategies. The change in loans held for sale from December 31, 1995 to March 31, 1996 was primarily attributable to the higher level of fixed rate mortgage originations in the months preceding March 31, 1996 as compared with December 31, 1995.

Loans and Leases

Total loans and leases held for investment increased $236.9 million, or 10.7%, for the three months ended March 31, 1996. The increase was primarily attributable to $216.4 million of loans acquired through the Branch Acquisition, as well as increases in residential and commercial real estate loan originations.

The following table sets forth loans held for sale and total loans and leases originated or purchased and sold, repaid or otherwise reduced, by loan type, for the periods indicated:

                                         Three Months Ended
                                             March 31,
                                          1996        1995
                                          (In Thousands)
Originations and purchases:
  Residential real estate loans        $251,079    $ 59,709
  Commercial real estate loans           35,870      26,622
  Commercial business loans
    and leases                           99,710      85,717
  Consumer loans                         78,298      61,954
    Total originations and purchases    464,957     234,002

  Loans acquired through
    acquisitions                        218,129         -0-

    Total originations, purchases
      and acquisitions                 $683,086    $234,002

Sales and principal reductions:
  Sales                                $232,390    $ 47,386
  Principal reductions                  196,622     166,908
    Total sales and principal
      reductions                       $429,012    $214,295

Increase in loans held for sale
  and loans and leases                 $254,074    $ 19,708

Residential real estate loan originations increased $191.4 million for the three months ended March 31, 1996, as compared with the same period in 1995. The increase in residential loan originations during the three months ended March 31, 1996 reflected significant refinancing activity due to a favorable interest rate environment and a substantial increase in loans originated through the Bank's correspondent network. For additional information regarding residential loan originations, see discussion of Loans Held for Sale and Noninterest Income above.

Commercial business loan and lease originations increased
$14.0 million for the three months ended March 31, 1996, as compared with the same period in 1995. The increase in commercial business loan and lease originations is consistent with the Company's strategy to focus on lending to sound small and medium-sized business customers within its geographic market as well as an increase in tax exempt loans to municipalities.

Consumer loan originations increased $16.3 million for the three months ended March 31, 1996, as compared with the same period in 1995. The growth in consumer loan originations and balances was concentrated in home equity loans. Originations of consumer loans include a significant amount of loans indirectly obtained by the Company through various dealers in products financed by the Company. Indirect consumer loans accounted for approximately 18.1% of the total originations of consumer loans during the three months ended March 31, 1996 and amounted to $298.8 million, or 44.8%, of the Company's consumer loan portfolio at March 31, 1996.

(CAPTION>
Nonperforming Assets

The following table sets forth information regarding nonperforming assets at the dates indicated:

                                              March 31,   December 31,   September 30,   June 30,
                                                1996          1995           1995          1995
                                                              (Dollars in Thousands)
Residential real estate loans:
  Nonaccrual loans                            $ 6,004       $ 4,990         $ 5,231      $ 4,517
  Accruing loans which are 90 days overdue      2,722         2,724           2,013        2,833
    Total                                       8,727         7,714           7,244        7,350


Commercial real estate mortgages:
  Nonaccrual loans                             13,548        13,247          16,106       15,327
  Troubled debt restructurings                  1,793         2,595           3,946        4,870
    Total                                      15,341        15,842          20,052       20,197

Commercial business loans and leases:
  Nonaccrual loans                              5,458         6,235           5,940        6,620
  Troubled debt restructurings                  1,349         1,859           1,953        2,098
    Total                                       6,807         8,094           7,893        8,718
Consumer loans and leases:
  Nonaccrual loans                              3,277         2,846           3,190        2,963
  Accruing loans which are 90 days overdue        803           532             343          112
    Total                                       4,080         3,378           3,533        3,075

Total nonperforming loans:
  Nonaccrual loans                             28,288        27,318          30,467       29,427
  Accruing loans which are 90 days overdue      3,525         3,256           2,356        2,945
  Troubled debt restructurings                  3,142         4,454           5,899        6,968
    Total                                      34,955        35,028          38,722       39,340

Other nonperforming assets:
  Other real estate owned, net of related
    reserves                                    4,256         5,073           6,589        8,555
Repossessions, net of related reserves          1,855         1,528           1,629        1,591
    Total other nonperforming assets            6,111         6,601           8,218       10,146

Total nonperforming assets                    $41,066       $41,629         $46,940      $49,486

Total nonperforming loans as a percentage
  of total loans (1)                             1.42%         1.58%           1.74%        1.86%
Total nonperforming assets as a percentage
  of total assets                                1.24%         1.35%           1.55%        1.73%
Total nonperforming assets as a percentage
  of total loans (1) and total other
  nonperforming assets                           1.67%         1.87%           2.10%        2.33%

(1) Exclusive of loans held for sale.

It is the policy of the Company to place all commercial real estate loans and commercial business loans which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. All such loans 90 days or more past due, whether on nonaccrual status or not, are considered as nonperforming loans. Residential real estate loans and consumer loans are placed on nonaccrual and nonperforming status generally when they are 90 days or more past due or when in management's judgment the collectibility of interest and/or principal is doubtful.

It is also the policy of the Company to place on nonaccrual and nonperforming status loans currently performing in accordance with their terms but which in management's judgment are likely to present future principal and/or interest repayment problems and thus ultimately could be classified as nonperforming. At March 31, 1996, $11.4 million of commercial real estate and commercial business loans and leases, or 51.3% of total nonperforming commercial real estate and commercial business loans, were on nonaccrual status and thus disclosed as nonperforming loans even though they were less than 90 days past due.

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

At March 31, 1996, total impaired loans were $24.6 million, of which $20.5 million had related allowances of $4.4 million. During the three months ended March 31, 1996, the income recognized related to impaired loans was $333 thousand and the average balance of outstanding impaired loans was $26.2 million.

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

Nonperforming assets at March 31, 1996 included $4.3 million of other real estate owned and $1.9 million of repossessed assets, in each case net of related reserves.

Potential Nonperforming Assets

At March 31, 1996, the Company had classified a total of $79.9 million of commercial real estate loans and commercial business loans and leases as substandard or lower on its risk rating system, as compared to $79.8 million at December 31, 1995. Included in this amount was the Company's $22.1 million of nonperforming commercial business and commercial real estate loans. In the opinion of management, the remaining $57.8 million of commercial real estate loans and commercial business loans and leases classified as substandard or lower at March 31, 1996 evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become nonperforming assets in future periods. These loans are net of any previously established specific reserves which have resulted in chargeoffs, but not general reserves which have been established based on the Company's internal rating of such loans and evaluation of the adequacy of its allowance for loan losses.

Allowance for Loan Losses

The following table sets forth information regarding activity in the allowance for loan losses for the three months ended March 31, 1996 and 1995, as well as certain related ratios:

                                Three Months   Three Months
                                   Ended          Ended
                                  March 31,      March 31,
                                    1996           1995
                                   (Dollars in Thousands)

Average loans and leases
  outstanding during the period  $2,399,444     $2,216,479
Allowance at beginning of
  period                         $   49,138     $   50,484
Chargeoffs:
  Residential real estate               414            208
  Commercial real estate                399          4,275
  Commercial business loans
    and leases                          280            309
  Consumer                              651            517
    Total loans charged off           1,744          5,369
Recoveries:
  Residential real estate                58             43
  Commercial real estate              1,352            427
  Commercial business loans
    and leases                          321            521
  Consumer                              118             25
    Total loans recovered             1,849          1,016
  Net chargeoffs (recoveries)          (105)         4,353
Additions charged to operating
  expenses                              -0-            580
Additions due to purchase
  acquisition                         4,310            -0-
Allowance at end of period       $   53,553     $   46,711

Ratio of net chargeoffs to
  average loans and leases
  outstanding during the
  period - annualized (1)            (0.02)%          0.83%

Ratio of allowance to total loans
  and leases at end of period (2)     2.18%           2.21%

Ratio of allowance to nonperforming
  loans at end of period            153.20%         104.15%

(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Excludes loans held for sale.

The following table sets forth the manner in which the Company's total allowance for loan losses was allocated by type of loan at the dates indicated:

                            March 31, 1996      December 31, 1995
                                   % of Total           % of Total
                                    Loans by             Loans by
                                  Category to          Category to
                         Amount   Total Loans  Amount  Total Loans
                                    (Dollars in Thousands)

Residential real estate
  loans                 $ 4,398      32.0%    $ 2,872     27.4%
Commercial real estate
  loans                  32,621      26.9      29,240     28.1
Commercial business
  loans and leases        8,242      13.9       8,201     15.0
Consumer loans            8,292      27.2       8,824     29.5
                        $53,553     100.0%    $49,138    100.0%

Deposits and Borrowings

Total deposits increased by $167.1 million, or 7.1%, during the three months ended March 31, 1996. This increase was principally attributable to the $160.9 million of deposits that were acquired in the Branch Acquisition, as described above. The increase in deposits resulted from an increase in certificates of deposit of $95.4 million, or 8.5%, an increase in regular savings of $36.5 million, or 12.0%, an increase in money market accounts of $21.3 million, or 4.7%, and a combined increase in NOW and demand deposits of $13.8 million, or 2.8%. The changes in deposit balances principally reflect the impact of the Branch Acquisition completed during February, 1996 but also reflect the Company's current strategy to emphasize relationship banking, cash management services and core deposits.

Total borrowings increased by $48.7 million, or 11.8%, for the three months ended March 31, 1996. The increase was primarily attributable to a $39.0 million increase in Federal Home Loan Bank borrowings and an $18.8 million increase in federal funds purchased, which were offset in part by a $9.1 million decrease in other borrowings. The increase in Federal Home Loan Bank borrowings was directly attributable to the Branch Acquisition. At March 31, 1996, the Company estimates its additional available borrowing capacity from the Federal Home Loan Bank to be approximately $417.0 million.

Shareholders' Equity

Total shareholders' equity increased by $6.0 million, or 2.2%, during the three months ended March 31, 1996. This increase was the result of $9.6 million of net income and $1.0 million of treasury stock sales related to various employee benefit plans of the Company, the effects of which were offset in part by cash dividends of $2.7 million and a $1.9 million reduction in the net unrealized gain (net of tax effect) in the market value of securities available for sale.

Regulatory Capital Requirements

At March 31, 1996, the Company and each of its banking subsidiaries were in compliance with all applicable regulatory capital requirements.

The following table sets forth the minimum regulatory capital requirements and the actual capital ratios of the Company and its two banking subsidiaries at March 31, 1996:

                                                Actual
                          Required   The                   The
                          Minimums   Bank   Portsmouth   Company
Risk-based capital ratios:
    Tier I                    4%     10.89%    7.22%      10.87%
    Total                     8      12.16     8.48       12.14
Tier I leverage capital
  ratios                      3 (1)   7.58     5.32        7.75

(1) The federal banking agencies have indicated that the most highly-rated institutions which meet certain criteria will be subject to a 3% requirement and all other institutions will be required to maintain an additional 1% to 2% of capital. The federal banking agencies have not specified any requirements in this regard with respect to the Company and its subsidiaries.


Liquidity and Capital Resources

The Company's liquidity increased slightly during the three months ended March 31, 1996. Net cash, short term and marketable assets amounted to $503.0 million, or 19.4% of net deposits and short term liabilities at March 31, 1996. This compares to a ratio of 22.2% at December 31, 1995. Liquidity is considered adequate by the Company to meet anticipated cash needs in the foreseeable future.

Asset and Liability Management

The Company analyzes the future impact on net interest income as a result of changing interest rates based on budget projections, including anticipated business activity, anticipated changes in interest rates and other variables which are adjusted periodically to reflect the interest rate environment and other factors. Based on this analysis and the information and assumptions in effect at March 31, 1996, management of the Company estimates that a 100 to 200 basis point gradual change in interest rates would not significantly affect the Company's annualized net interest income. This assessment is primarily based on management's ability to exert some control with respect to the extent and timing of the change in rates paid on the Company's interest-bearing liabilities and, therefore, to manage the effects somewhat of a negative or positive gap position on net interest income.

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

Acquisition of BNHC

On April 2, 1996, the Company completed the acquisition of Bank of New Hampshire Corporation ("BNHC"). Pursuant to the Agreement and Plan of Merger, First Coastal was merged with and into BNHC (the "Merger") and, upon consummation thereof, each share of common stock of BNHC was converted into two shares of common stock of the Company. Pursuant to the Merger, First Coastal was merged into BNHC. The acquisition was treated as a pooling of interests for accounting purposes.

The following pro forma condensed balance sheet was prepared as if the Merger had been completed at March 31, 1996:
                                                               Pro Forma    Pro Forma
                                       PHFG         BNHC      Adjustments    Combined
Assets:
  Investments (1)                   $  507,681   $  308,858    $   -0-     $  816,539
  Total loans and leases, net        2,454,505      555,888        -0-      3,010,393
  Other assets                         339,461       91,308        -0-        430,769
    Total assets                    $3,301,647   $  956,054    $   -0-     $4,257,701

Liabilities and equity:
  Deposits                          $2,529,031   $  820,154    $   -0-     $3,349,185
  Borrowings                           461,519       36,200        -0-        497,719
  Other liabilities (2)                 34,644       13,998      3,000         51,642
    Total liabilities                3,025,194      870,352      3,000      3,898,546

  Shareholders' equity (2)             276,453       85,702     (3,000)       359,155

    Total liabilities and
      shareholders' equity          $3,301,647   $  956,054    $   -0-     $4,257,701

(1) Includes federal funds sold.

(2) Reflects an estimated $4.0 million of remaining reorganization and restructuring cost related to the Merger, less related tax benefits of $1.0 million.  The restructuring charges relate primarily to severance obligations, professional fees, branch closures and consolidation of data processing operations.  The Company expects to take a one-time, nonrecurring reorganization and restructuring charge during the second quarter of 1996.


The following pro forma condensed consolidated statement of operations was prepared as if the Merger had been completed as of January 1, 1996:

                                                               Pro Forma    Pro Forma
                                       PHFG         BNHC      Adjustments    Combined
Interest income                     $   62,685   $   18,206    $   -0-     $   80,891
Interest expense                        29,375        6,240        -0-         35,615
Net interest income                     33,310       11,966        -0-         45,276
Provision for loan losses                  -0-          450        -0-            450

Net interest income after
  provision for loan losses             33,310   $   11,516        -0-         44,826
Noninterest income                       6,906        2,722        -0-          9,628
Noninterest expense (1)                 25,503        9,373       (453)        34,423

Income before income taxes              14,713        4,865        453         20,031
Income tax expense                       5,114        1,858        159          7,131

Net income                          $    9,599   $    3,007   $    294     $   12,900

Earnings per common share           $     0.56   $     0.74        -0-      $     0.51

Average shares outstanding          17,000,427    4,064,165        -0-      25,128,757

(1) The operations of BNHC included nonrecurring charges of $453 thousand related to the Merger eliminated for pro forma presentation.

This unaudited pro forma information is not necessarily indicative of the results that would have actually have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.  The pro forma information does not give effect to anticipated cost savings in connection with the Merger.

Part II - Other Information

Item 1.  Legal Proceedings:

The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2.  Changes in securities  -  not applicable

Item 3.  Defaults upon senior securities  -  not applicable.

Item 4. Submission of matters to a vote of security holders.

The Company's Annual Meeting of Stockholders was held on
April 23, 1996, at which the following action was taken by the stockholders of the Company.

1. Election of Directors. The Company's nominees for election as Directors were elected by stockholders as follows:

                                                 WITHHOLD
                                  FOR            AUTHORITY

    Everett W. Gray            12,122,127         335,574
    William J. Ryan            12,125,047         332,654
    Curtis M. Scribner         12,124,954         332,747

2. To amend the Articles of Incorporation to increase the number of authorized shares.

    Total for:         9,709,609
    Against:           3,200,736
    Abstain:              91,923

3.  To adopt a 1996 Equity Incentive Plan for key employees:

    Total for:         9,417,698
    Against:           3,402,386
    Abstain:             156,183

4.  Ratification of appointment of KPMG Peat Marwick LLP:

    Total for:  12,194,189
    Against:        16,081
    Abstain:        35,197

Item 5.  Other Information.

The U.S. Senate and the U.S. House of Representatives have considered bills which would, among other things, recapitalize the Savings Association Insurance Fund ("SAIF") administered by the FDIC by a one-time assessment on the deposits of all SAIF-insured institutions and provide for an eventual merger of the SAIF and the BIF. The deposit assessment rate will be determined by the FDIC and set at a level which will be sufficient to recapitalize the SAIF to the designated statutory reserve ratio. Currently, it is anticipated that the assessment rate will be approximately $.85 for every $100 of assessable deposits as of March 31,

1995 and that the one-time assessment will be due during the second half of 1996.

Most legislative proposals have contained provisions which provide certain relief for institutions, such as the Bank and Portsmouth, which are members of the BIF but have acquired SAIF-insured deposits as a result of acquisitions of savings institutions in the transactions effected pursuant to Section 5(d)(3) of the Federal Deposit Insurance Act ("FDIA"). Such institutions do not pay SAIF assessments based on the actual amount of the SAIF deposits acquired, but as adjusted to reflect increases or decreases in such deposits subsequent to the FDIA. The Company currently is unable to predict the likelihood of legislation effecting the foregoing changes, although a consensus among legislators, regulators and bankers appears to be developing in this regard.

At March 31, 1995, the date most proposals use as the measurement date, the adjusted attributable amount of SAIF deposits of the Company's banking subsidiaries amounted to $352.4 million, or 17.0%, of the Company's total deposits. If an assessment of $.85 per $100 of assessable deposits was effected on these deposits (and assuming no downward adjustment on the assessment rate for institutions such as the Bank and Portsmouth), the one-time assessment which would be payable by the Company's banking subsidiaries would aggregate approximately $3.0 million on a pre-tax basis.

Item 6.  Exhibits and reports on Form 8-K.

(a) The following exhibit required by Item 601 of Regulation S-K accompanies this report:

     (3) Articles of Amendment to Articles of Incorporation of the Company.

(b)  On April 3, 1996, the Company filed a Report on Form
     8-K which disclosed the consummation of the Company's acquisition of BNHC.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                           PEOPLES HERITAGE FINANCIAL GROUP, INC.




Date   May 14, 1996       By:
                               William J. Ryan
                               Chairman, President and
                               Chief Executive Officer




Date   May 14, 1996       By:
                               Peter J. Verrill
                               Executive Vice President,
                               Chief Operating Officer and
                               Chief Financial Officer
                               (principal financial and
                               accounting officer)

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                          PEOPLES HERITAGE FINANCIAL GROUP, INC.



                               /s/ William J. Ryan
Date   May 14, 1996       By:
                               William J. Ryan
                               Chairman, President and
                               Chief Executive Officer



                               /s/ Peter J. Verrill
Date   May 14, 1996       By:
                               Peter J. Verrill
                               Executive Vice President,
                               Chief Operating Officer and
                               Chief Financial Officer
                               (principal financial and
                               accounting officer)