Form 10-Q
period 1996-06-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1996-08-13
CIK 829750

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended June 30, 1996

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

Yes   X     No

The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 1996 is:


 Common stock, par value $.01 per share        25,190,748
                (Class)                      (Outstanding)

                         INDEX

   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited).

           Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.

           Consolidated Statements of Income - Three months ended June 30, 1996 and 1995; six months ended
           June 30, 1996 and 1995.

           Consolidated Statements of Changes in
           Shareholders' Equity - Six months ended
           June 30, 1996 and 1995.

           Consolidated Statements of Cash Flows -
           Six months ended June 30, 1996 and 1995.

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

  Item 5.  Other information.

  Item 6.  Exhibits and reports on Form 8-K.

        PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
       (In Thousands, Except Number of Shares and Per Share Data)
                              (Unaudited)

                                             June 30,     December 31,
                                               1996          1995
Assets
Cash and due from banks                    $  234,481    $  190,436
Federal funds sold                             32,500       100,255
Securities available for sale,
  at market value                             757,453       766,648
Loans held for sale, market value
  $66,190 and $71,872, respectively            65,957        70,979

Loans and leases:
  Residential real estate mortgages         1,022,595       798,076
  Commercial real estate mortgages            820,871       797,686
  Commercial business loans and leases        432,446       408,592
  Consumer loans and leases                   839,177       774,229
                                            3,115,089     2,778,583
  Less:  Allowance for loan and
    lease losses                               63,654        60,975
      Net loans and leases                  3,051,435     2,717,608
Bank premises and equipment                    57,357        56,021
Goodwill and other intangibles                 38,849        22,792
Mortgage servicing rights                      26,326        20,309
Other real estate and repossessed
  assets owned                                 11,349        14,232
Deferred income taxes                          32,194        32,972
Interest and dividends receivable              29,635        30,726
Other assets                                   34,173        35,148
                                           $4,371,709    $4,058,126
Liabilities and Shareholders' Equity
Deposits:
  Regular savings                          $  598,386    $  557,896
  Money market access accounts                508,919       490,575
  Certificates of deposit (including
    certificates of $100 or more of
    $158,657 and $116,472, respectively)    1,443,205     1,363,095
  NOW accounts                                366,664       351,481
  Demand deposits                             465,909       434,091
    Total deposits                          3,383,083     3,197,138
Federal funds purchased                           -0-         1,500
Securities sold under repurchase
  agreements                                  149,417       180,957
Borrowings from Federal Home Loan
  Bank of Boston                              401,442       252,446
Other borrowings                               20,465        22,029
Deferred income taxes                          10,934        12,577
Other liabilities                              40,108        36,554
    Total liabilities                       4,005,449     3,703,201

Shareholders' Equity:
Preferred stock (par value $0.01 per share,
  5,000,000 shares authorized, none issued)       -0-           -0-
Common stock (par value $0.01 per share,
  100,000,000 shares and 30,000,000 shares
  authorized, respectively, 25,596,220
  shares issued)                                  256           256
Paid-in capital                               224,268       224,268
Retained earnings                             149,175       134,443
Net unrealized gain (loss) on securities
  available for sale                           (1,159)        3,763
Treasury stock at cost (421,666 shares and
  524,062 shares, respectively)                (6,280)       (7,805)
Total shareholders' equity                    366,260       354,925
                                           $4,371,709    $4,058,126

See accompanying Notes to Consolidated Financial Statements.

       PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
     (In Thousands, Except Number of Shares and Per Share Data)
                             (Unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,                 June 30,
                                  1996        1995         1996         1995
Interest and dividend income:
  Interest on loans and
    leases (1)                  $71,292     $61,580     $139,222     $121,617
  Interest on mortgage-backed
    investments                   4,011       3,060        7,507        6,158
  Interest on other investments   8,294       9,364       17,198       17,506
  Dividends on equity
    securities                      488         433          912          989

    Total interest and
      dividend income            84,085      74,437      164,839      146,270

Interest expense:
  Interest on deposits           29,788      25,977       59,356       49,565
  Interest on borrowed funds      7,466       6,992       13,513       14,131
    Total interest expense       37,254      32,969       72,869       63,696
    Net interest income          46,831      41,468       91,970       82,574
Provision for loan losses           450       1,040          900        2,070
    Net interest income after
      provision for loan
      losses                     46,381      40,428       91,070       80,504

Noninterest income:
  Customer services               3,647       2,960        6,916        5,677
  Mortgage banking services       3,171       2,628        6,535        4,846
  Trust and investment
    advisory services             1,880       1,456        3,524        2,805
  Loan related services             464         469          906          852
  Net securities gains
    (losses)                        -0-         (54)         504         (149)
  Other noninterest income           34         104          280          629
                                  9,196       7,563       18,665       14,660

Noninterest expenses:
  Salaries and employee
    benefits                     17,393      15,858       35,631       32,277
  Occupancy                       3,102       2,646        6,399        5,303
  Data processing                 2,971       2,093        5,769        4,137
  Equipment                       1,983       1,635        3,991        3,113
  Advertising and marketing       1,005       1,173        1,999        2,349
  Deposit and other assessments     324       1,832          669        3,711
  Collection and carrying costs
    of nonperforming assets         378         410          882        1,224
  Merger expenses                 4,652         300        5,105          600
  Other noninterest expenses      7,778       5,059       13,723       10,435
                                 39,586      31,006       74,168       63,149

Income before income tax         15,991      16,985       35,567       32,015
Applicable income tax             5,848       5,775       12,818       10,744
    Net income                  $10,143     $11,210     $ 22,749     $ 21,271
Weighted average shares
  outstanding                25,169,568  24,220,365   25,149,123   24,348,783
Earnings per share              $  0.40     $  0.46      $  0.90     $   0.87

(1)  Interest on loans and leases includes interest on loans held for sale.

See accompanying Notes to Consolidated Financial Statements.

                   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In Thousands, Except Number of Shares and Per Share Data)
                                              (Unaudited)

                                                                                           <c:
                                                                      Net
                                       Par     Paid in   Retained  Unrealized   Treasury
                                      Value    Capital   Earnings  Gain (loss)   Stock       Total

Balances at December 31, 1995          $256   $224,267   $ 99,955    $(9,079)   $(10,960)  $304,439

Treasury stock purchased (646,600
shares at an average price of $12.84)    --         --         --         --      (8,301)    (8,301)

Treasury stock issued for employee
benefit plans (53,830 shares at
an average price of $9.21)               --         --       (188)        --         743        555

Change in unrealized gains (losses)
on securities available for sale,
net of tax                               --         --         --      9,783          --      9,783

Net income                               --         --     21,271         --          --     21,271

Cash dividends $0.09                     --         --     (5,125)        --          --     (5,125)

Balances at June 30, 1996              $256   $224,267   $115,913   $    704    $(18,518)  $322,622


Balances at December 31, 1995          $256   $224,268   $134,443   $  3,763    $ (7,805)  $354,925

Treasury stock issued for employee
benefit plans (102,396 shares at
an average price of $8.86)               --         --       (242)        --       1,525      1,283

Change in unrealized gains (losses)
on securities available for sale,
net of tax                               --         --         --     (4,922)         --     (4,922)

Net income                               --         --     22,749         --          --     22,749

Cash dividends $0.31                     --         --     (7,775)        --          --     (7,775)

Balances at June 30, 1996              $256   $224,268   $149,175   $ (1,159)   $ (6,280)  $366,260


See accompanying Notes to Consolidated Financial Statements.

         PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                              1996           1995
Cash flows from operating activities:
  Net income                               $   22,749     $   21,271
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan losses                   900          2,070
      Provision for depreciation                3,466          3,153
      Provision for losses and writedowns
        (credits) of other real estate owned      -0-           (983)
      Amortization of goodwill and other
        intangibles                             2,174          1,014
      Amortization of servicing rights          1,928          1,383
      Net decrease in net deferred tax
        assets                                  1,426          3,746
      Net losses realized from sales
        of other real estate owned                 60            706
      Net (gains) losses realized from sales
        of securities and consumer loans         (505)           149
      Net (gains) realized from sales of
        loans held for sale (a component
        of mortgage banking services)          (3,082)        (1,714)
      Proceeds from sales of loans held
        for sale                              496,517        193,629
      Residential loans originated and
        purchased for sale                   (488,413)      (182,464)
      Net decrease (increase) in interest
        and dividends receivable and
        other assets                            2,065            (56)
      Net increase (decrease) in other
        liabilities                             3,554         (4,652)

Net cash provided by operating activities  $   42,839     $   37,252

Cash flows from investing activities:
  Maturities of investment securities      $      -0-     $   84,915
  Purchases of investment securities              -0-        (84,441)
  Proceeds from sales of securities
    available for sale                         31,144         11,703
  Proceeds from maturities and principal
    repayments of securities available
    for sale                                  265,360         55,538
  Purchases of securities available
    for sale                                 (294,017)       (90,284)
  Net increase in loans and leases           (335,410)       (27,873)
  Purchase of mortgage servicing rights        (7,945)        (2,115)
  Premiums paid on deposits purchased         (18,231)          (838)
  Net additions to premises and equipment      (4,802)        (5,162)
  Proceeds from sales of other real
    estate owned                                2,938          3,700
  Net decrease in repossessed assets
    owned                                         569          2,796

Net cash used by investing activities      $ (360,394)    $  (52,061)


See accompanying Notes to Consolidated Financial Statements.

          PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (In Thousands)
                              (Unaudited)

                                                Six Months Ended
                                                   June 30,
                                              1996           1995
Cash flows from financing activities:
  Net increase in deposits                 $  185,945     $  122,823
    Net increase (decrease) in securities
      sold under repurchase agreements        (31,540)        18,422
    Advances from Federal Home Loan Bank
      of Boston borrowings                    258,998        101,000
    Payments on Federal Home Loan Bank of
      Boston borrowings                      (110,002)      (188,000)
  Net increase (decrease) in other
    borrowings                                 (1,564)         6,454
  Sale of treasury stock                        1,283            555
  Purchase of treasury stock                      -0-         (8,301)
  Cash dividends paid to shareholders          (7,775)        (5,125)

Net cash provided by financing
  activities                               $  295,345     $   47,828

Increase (decrease) in cash and cash
  equivalents                              $  (22,210)    $   33,019
  Cash and cash equivalents at beginning
    of period                                 289,191        220,103
  Cash and cash equivalents at end of
    period                                 $  266,981     $  253,122

Supplemental disclosures of information:
  Interest paid on deposits and borrowings $   70,962     $   62,844
    Income taxes paid                           9,692          7,839
    Income tax refunds                          1,108             18

Noncash investing transactions:
  Loans transferred to other real estate
    owned                                       1,728          7,716
  Loans originated to finance the sales of
    other real estate owned                     1,044          4,414
  Increases (decreases) resulting from
    SFAS No. 115:
      Securities available for sale            (7,213)        15,369
      Deferred income taxes - liabilities      (2,291)         5,586
      Net unrealized gain (loss) on
        securities available for sale          (4,922)         9,783





See accompanying Notes to Consolidated Financial Statements.



  PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1996



Note 1  -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.
The results of operations and other data for the three and six months ended June 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending December 31, 1996.
Certain amounts in prior periods have been reclassified to conform to the current presentation.

On April 2, 1996, Peoples Heritage Financial Group, Inc.
(the "Company") acquired Bank of New Hampshire Corporation
("BNHC"). The acquisition was accounted for as a pooling of interests and accordingly, the financial information for all prior periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented.

Subsequent to the acquisition of BNHC, the Company merged its other New Hampshire-based banking subsidiary - The
First National Bank of Portsmouth ("Portsmouth")  -  into
Bank of New Hampshire ("BNH") under the pooling-of-interests method of accounting.

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

General
Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank holding company which is incorporated under the laws of the State of Maine and headquartered in Portland, Maine. The Company's direct subsidiaries, both of which are wholly-owned, are Peoples Heritage Savings Bank (the "Bank") and Bank of New Hampshire Corporation ("BNHC"), which wholly the Bank of New Hampshire ("BNH").

The Bank conducts business from its headquarters in Portland, Maine and 61 additional offices located throughout the State of Maine. At June 30, 1996, the Bank had total assets of $2.6 billion and total shareholder's equity of $189.1 million.

BNH conducts business from its headquarters in Manchester, New Hampshire and 44 additional offices located throughout the State of New Hampshire. At June 30, 1996, BNH had total assets of $1.8 billion and total shareholder's equity of $143.8 million.

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


Results of Operations
The Company reported net income of $10.1 million and $22.7 million for the three and six months ended June 30, 1996, respectively, compared with $11.2 million and $21.3 million for the comparable periods in 1995. The results for both the three and six month periods in 1996 have been impacted by $4.7 and $5.1 million, respectively, of merger related expenses associated with BNHC. Excluding merger related expenses, the Company would have reported net income of $13.6 million and $26.7 million, respectively, for the three and six months ended June 30, 1996. The improved results in 1996 (exclusive of the BNHC merger related expenses) were primarily attributable to the improvement in net interest income as a result of an increase in earning assets and increased noninterest income, which were offset in part by higher noninterest expenses.


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
                                          Three Months Ended June 30,    Three Months Ended June 30,
                                                     1996                           1995
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                                (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,128,536  $22,272    7.89%    $  815,552  $16,682   8.18%
  Commercial real estate mortgages          828,358   19,876    9.65        741,533   18,322   9.91
  Commercial loans and leases               423,868   10,137    9.62        357,242    9,158  10.28
  Consumer loans and leases                 821,400   19,152    9.38        730,371   17,593   9.66
    Total loans and leases                3,202,162   71,437    8.97      2,644,698   61,755   9.37
Investment securities (3)                   794,510   12,418    6.29        762,229   11,697   6.16
Federal funds sold                           39,622      452    4.59         85,292    1,294   6.09
    Total earning assets                  4,036,294   84,307    8.40      3,492,219   74,746   8.58
Nonearning assets                           354,128                         244,580
    Total assets                         $4,390,422                      $3,736,799

Interest-bearing deposits:
  Regular savings                           595,325    4,014    2.71        578,189    4,100   2.84
  NOW accounts                              357,015    1,071    1.21        316,251    1,126   1.43
  Money market access accounts              507,782    4,461    3.53        384,710    3,601   3.75
  Certificates of deposit                 1,462,168   20,242    5.57      1,259,158   17,150   5.46
    Total interest-bearing deposits       2,922,290   29,788    4.10      2,538,308   25,977   4.10
Borrowed funds                              584,974    7,466    5.13        490,981    6,992   5.71
    Total interest bearing liabilities    3,507,264   37,254    4.27      3,029,289   32,969   4.37
Demand deposits                             423,588                         345,981
Other liabilities (3)                        94,342                          43,725
Shareholders' equity (3)                    365,228                         317,804
    Total liabilities and shareholders'
      equity                             $4,390,422                      $3,736,799

Net earning assets                       $  529,030                      $  462,930

Net interest income (fully-taxable
  equivalent)                                         47,053                           41,777
Less: fully-taxable equivalent adjustments              (222)                            (309)
   Net interest income                               $46,831                           41,468
Net interest rate spread (fully-taxable
  equivalent)                                                   4.13%                          4.22%
Net interest margin (fully-taxable equivalent)                  4.69%                          4.80%

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

                                           Six Months Ended June 30,       Six Months Ended June 30,
                                                     1996                           1995
                                          Average             Yield/      Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                             (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,042,090  $41,730    8.01%    $  817,811  $33,480   8.19%
  Commercial real estate mortgages          818,477   39,931    9.81        744,527   36,211   9.81
  Commercial loans and leases               414,689   20,084    9.74        349,590   17,453  10.07
  Consumer loans and leases                 805,434   37,756    9.43        736,052   34,820   9.54
    Total loans and leases                3,080,690  139,501    9.11      2,647,980  121,964   9.29
Investment securities (3)                   764,530   24,050    6.33        741,839   22,525   6.12
Federal funds sold                           67,630    1,686    5.01         77,641    2,309   6.00
    Total earning assets                  3,912,850  165,237    8.49      3,467,460  146,798   8.54
Nonearning assets                           324,308                         249,243
    Total assets                         $4,237,158                      $3,716,703

Interest-bearing deposits:
  Regular savings                           585,500    7,993    2.75        600,916    8,511   2.86
  NOW accounts                              350,323    2,177    1.25        314,418    2,286   1.47
  Money market access accounts              506,072    9,100    3.62        364,257    6,356   3.52
  Certificates of deposit                 1,434,536   40,086    5.62      1,243,143   32,412   5.26
    Total interest-bearing deposits       2,876,431   59,356    4.15      2,522,734   49,565   3.96
Borrowed funds                              519,066   13,513    5.24        496,125   14,131   5.74
    Total interest bearing liabilities    3,395,497   72,869    4.32      3,018,859   63,696   4.25
Demand deposits                             409,363                         337,875
Other liabilities (3)                        71,380                          44,307
Shareholders' equity (3)                    360,918                         315,662
    Total liabilities and shareholders'
      equity                             $4,237,158                      $3,716,703

Net earning assets                       $  517,353                      $  448,601

Net interest income (fully-taxable
  equivalent)                                         92,368                           83,102
Less: fully-taxable equivalent adjustments              (398)                            (528)
   Net interest income                               $91,970                           82,574
Net interest rate spread (fully-taxable
  equivalent)                                                   4.18%                          4.28%
Net interest margin (fully-taxable equivalent)                  4.75%                          4.83%

(1)  Annualized.
(2)  Loans and leases includes loans available for sale.
(3)  Excludes effect of unrealized gains or losses on investment securities.

Net interest income on a fully-taxable equivalent basis increased by $5.4 million and $9.4 million for the three and six months ended June 30, 1996, respectively, compared with the same periods in 1995. The increase was attributable to an increase in the level of interest-earning assets, which was offset somewhat by a decrease in the Company's net interest rate spread.

Interest income earned on loans and leases increased by $9.7 million and $17.5 million, or 15.7% and 14.4%, for the three and six months ended June 30, 1996, respectively, as compared with the same respective periods in 1995. These increases in interest income on loans were attributable to loan growth from purchases and acquisitions as well as internal loan growth, which were offset somewhat by a decrease in the weighted average yield on loans. The weighted average yield on loans decreased in 1996 due to an increase in the percentage of lower yielding residential mortgage loans relative to other loan portfolios, as well as increased competition for both consumer and commercial loans.

Interest expense on deposits increased by $3.8 million and $9.8 million, or 14.7% and 19.8%, for the three and six months ended June 30, 1996, respectively, as compared with the same respective periods in 1995. These increases in interest expense paid on deposits were primarily attributable to deposit growth from purchases and acquisitions during the second half of 1995 and the first quarter of 1996. Total average interest-bearing deposits increased by $384.0 million and $353.7 million, or 15.1% and 14.0%, for the three and six months ended June 30, 1996, respectively, as compared with the same respective periods in 1995. The weighted average rate paid on interest-bearing deposits was 4.10% for both three month periods ended June 30, 1996 and 1995. The weighted average rate paid on interest-bearing deposits increased from 3.96% for the six months ended June 30, 1995 to 4.15% for the six months ended June 30, 1996.

Interest expense on borrowed funds increased $474 thousand, or 6.8%, for the three months ended June 30, 1996, as compared with the same period in 1995. The increase was primarily attributable to an increase in the average outstanding balances of borrowed funds, which was offset in part by a decrease in the weighted average rate paid. The outstanding average balances on borrowed funds increased $94.0 million, or 19.1%, for the three months ended June 30, 1996, as compared with the same period in 1995. The weighted average rate paid decreased from 5.71% for the three months ended June 30, 1995 to 5.13% for the three months ended June 30, 1996.

In contrast, interest expense on borrowed funds decreased
$618 thousand, or 4.4%, for the six months ended June 30, 1996, as compared with the same period in 1995. The decrease was attributable to a decrease in the weighted average rate paid from 5.74% for the six months ended June
30, 1995 to 5.24% for the six months ended June 30, 1996, which was offset somewhat by a $22.9 million, or 4.6%, increase in the average outstanding balances of borrowed funds during the same periods.

The Company's net interest rate spread decreased from 4.22% for the three months ended June 30, 1995 to 4.13% for the three months ended June 30, 1996. This decrease was attributable to a decreased yield on loans and leases, which was offset in part by a decrease in rates paid on interest-bearing liabilities and an increase in the yield on investment securities.

For the six months ended June 30, 1996, the Company's net interest rate spread decreased to 4.18% as compared with 4.28% for the six months ended June 30, 1995. This decrease was attributable to increased rates on interest-bearing deposits and a decreased rate on loans and leases, which were offset in part by higher yields on investment securities and lower rates on borrowed funds.

The net interest margin decreased from 4.80% for the three months ended June 30, 1995 to 4.69% for the three months ended June 30, 1996 and decreased from 4.83% for the six months ended June 30, 1995 to 4.75% for the six months ended June 30, 1996. These decreases were attributable to the decreased net interest rate spread, which was offset in part by the higher level of net earning assets during the three and six month periods ended June 30, 1996, as compared with the same periods in 1995.

Provision for Loan Losses. The provision for loan losses of $450 thousand and $900 thousand for the three and six months ended June 30, 1996 decreased $590 thousand and $1.2 million compared to the same respective periods in 1995. The lower provisions resulted from management's ongoing evaluation of the adequacy of the allowance for loan losses after taking into account recent trends in nonperforming loans, delinquent loans and net loan chargeoffs, as well as other asset quality factors. See "Financial Condition - Nonperforming Assets" below.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for loan and lease losses in the future as a result of changing markets for real estate and economic conditions in the Company's primary market area, future changes in nonperforming assets or for other reasons, which would affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize changes to the allowance for loan and lease losses based on their judgments about information available to them at the time of the examination.

Noninterest Income

Noninterest income increased $1.6 million, or 21.6%, for the three months ended June 30, 1996 compared with the same period in 1995, and increased $4.0 million, or 27.3%, for the six months ended June 30, 1996 compared with the same period in 1995. The more significant changes to the components of noninterest income are more fully described below.

The following table sets forth certain information relating to mortgage banking services income for the periods indicated:

                         At or for the          At or for the
                      Three Months Ended       Six Months Ended
                          June 30,                 June 30,
                       1996        1995        1996        1995
                                   (In Thousands)
Residential mortgages
  serviced for
  investors at end
  of period         $2,819,545  $2,414,091  $2,819,545  $2,414,091

Residential mortgage
  sales income      $    1,550  $    1,108  $    3,082  $    1,550
Residential mortgage
  servicing income       1,621       1,520       3,453       3,296
    Total           $    3,171  $    2,628  $    6,535  $    4,846

The Company's portfolio of residential mortgages serviced for investors increased by $405.5 million, net of amortization and prepayments, or 16.8%, from June 30, 1995 to June 30, 1996. The Company's portfolio of mortgages serviced for others continues to increase as a result of its strategy to originate and sell primarily fixed rate residential mortgages to the secondary market while retaining the rights to service these loans for the investors purchasing them. In addition, the outstanding amount of residential mortgages serviced for investors is impacted, from time to time, by the purchase and sale of mortgage servicing rights for portfolios of residential mortgage loans.

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

Residential mortgage sales income increased $442 thousand, or 39.9%, and $1.5 million, or 98.8%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. Excluding the $273 thousand of originated mortgage servicing rights attributable to mortgage sales activities during the three months ended March 31, 1995, the comparable increase in mortgage sales income during the three months ended June 30, 1996 was $715 thousand, or 85.6%. The increase in residential mortgage sales income reflects the lower interest rate environment during the three and six months ended June 30, 1996, as compared with the same period in 1995, which increased the level of both refinancing and purchase mortgages as well as an increase in the volume of loans originated directly by the Bank and indirectly through the Bank's correspondent network. Residential real estate mortgage originations from correspondent lenders increased $115.5 million, or 158.8%, and $276.2 million, or 292.3%, for the three and six months ended June 30, 1996, respectively, compared with the same periods in 1995.

Residential mortgage servicing income increased $101 thousand, or 6.6%, and $157 thousand, or 4.8%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. The increases in mortgage servicing income relate to the increase in the size of the portfolio of residential mortgages serviced for others. Residential mortgage servicing income has lagged increases in the portfolio of mortgages serviced for investors as a result of the impact of the Company's adoption of SFAS No. 122 in 1995, which effectively accelerates mortgage servicing income into the current period as a component of capitalized mortgage servicing rights. The mortgage servicing rights that have been created as a result of the adoption of SFAS No. 122 are amortized and recorded as an offset to mortgage servicing income.

In order to mitigate the prepayment risk associated with mortgage servicing rights and protect economic value, the Company has purchased constant maturity treasury floors ("CMT"). The value of a CMT is inversely related to movements in interest rates. As interest rates decline, the value of a CMT floor increases. Market interest rate movements also influence the behavior of borrowers, which impacts the value of mortgage servicing rights as a result of an increase or decrease on mortgage loan prepayment speeds. The value of mortgage servicing rights generally increases as market interest rates increase and decreases as market interest rates decrease. While not accorded hedge accounting treatment due to the uncertainty of strict correlation, in the event that interest rates fall, any resulting increase in the value of the CMTs are intended to offset, in part, the prospective impairment to mortgage servicing rights. The CMT floors are included in other assets on the Company's balance sheet at June 30, 1996 at amortized cost of $736 thousand.

The following table shows the composition of net gains
(losses ) on the sales of securities for the periods indicated:

                    Three Months Ended    Six Months Ended
                         June 30,             June 30,
                      1996      1995       1996      1995
                                (In Thousands)
Securities losses    $ -0-    $ (54)      $  (9)    $(188)
Securities gains       -0-      -0-         513        39
                       -0-      (54)      $ 504     $(149)

The generation of mortgage sales income and the recognition of net gains on the sales of securities are dependent on market and economic conditions and, accordingly, there can be no assurance that the income and net gains reported in prior periods can be achieved in the future or that there will not be significant inter-period variations in the results from such activities.

Customer services income increased $687 thousand, or 23.2%, and $1.2 million, or 21.8%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. The increase in customer services income reflects the Company's focus on increasing the number and volume of transaction accounts, the increased use of and fees generated by ATM machines and the increased volume associated with the expansion of the retail branch franchise from 100 branches at June 30, 1995 to 107 at June 30, 1996.

Trust and investment advisory services income increased $424 thousand, or 29.1%, and $719 thousand, or 25.6%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. The increase in trust and investment advisory income in 1996 as compared with 1995 reflects primarily the growth of the trust department at the Bank, which was started during the first quarter of 1995, as well as increased fee based income from the sale of mutual fund and annuity products.

Noninterest Expenses. Total noninterest expenses increased $8.6 million, or 27.7%, and $11.0 million, or 17.4%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. Excluding merger expenses, total noninterest expenses increased $4.2 million, or 13.7%, and $6.5 million, or 10.4%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995.

Salaries and employee benefits increased $1.5 million, or 9.7%, and $3.4 million, or 10.4%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. These increases were principally the result of the employment of additional employees in connection with the expansion of the retail franchise, increased mortgage banking activities and trust services, as well as normal salary and wage increases.

Occupancy expenses increased $456 thousand, or 17.2%, and $1.1 million, or 20.7%, for the three and six months ended June 30, 1996, respectively, compared with the same periods in 1995. These increases were primarily attributable to the expansion of the Company's branch network, which resulted in higher rent, depreciation, utilities and maintenance expenses.

Data processing expenses increased $878 thousand, or 41.9%, and $1.6 million, or 39.5%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. The increases in data processing expenses were primarily attributable to BNH, which in 1995 processed checks in-house as opposed to outsourcing check processing in 1996. Consequently, the cost to outsource check processing is included in data processing in 1996, with no equivalent charge in 1995. In addition to the above, the increase in transaction accounts, a larger retail delivery system, the expanded mortgage banking operation and expanded operational capabilities to support new product offerings and services are the other factors accounting for the increase in data processing costs in 1996 as compared with

1995. Effective July 1, 1996, the computer systems and other back office functions of BNH were merged with those of the Bank.

Equipment expenses increased $348 thousand, or 21.3%, and $878 thousand, or 28.2%, for the three and six months ended
June 30, 1996, respectively, as compared with the same periods in 1995. The increases in equipment expenses were primarily attributable to increased investment in alternative delivery systems, office automation equipment and a larger branch network.

Deposit and other assessment expenses decreased $1.5 million, or 82.3%, and $3.0 million, or 82.0%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. The decrease is directly attributable to the reduction in deposit insurance premiums paid by the Bank and BNH to the Bank Insurance Fund ("BIF") from $0.23 per $100.00 of deposits to $0.04 per $100 of deposits in June, 1995 and then to the minimum annual amount of $2,000 starting January, 1996. Approximately 89% of the Company's deposits are insured by BIF. The Company continues to pay $0.23 per $100 of deposits for the approximately 11% of its deposits that are insured by the Savings Association Insurance Fund ("SAIF").

Merger expenses of $4.7 million and $5.1 million for the three and six month periods in 1996, respectively, relate to the acquisition of BNHC by the Company. Significant BNHC related merger expenses included employee severance costs, professional fees, branch consolidation costs and operational consolidation costs. Merger expenses during the three and six month periods in 1995 related to the acquisition of Bankcore by the Company.

Other categories of noninterest expenses include collection and carrying costs of nonperforming assets, which decreased
$342 thousand for the six months ended June 30, 1996, as compared to the same period in 1995, and advertising and marketing expenses, which decreased $350 thousand for the six months ended June 30, 1996 as compared with the same period in 1995.

Other noninterest expenses increased $2.7 million, or 53.7%, and $3.3 million, or 31.5%, for the three and six months ended June 30, 1996, respectively, compared with the same respective periods in 1995.

The following table sets forth information relating to other noninterest expenses during the periods indicated:

                    Three Months Ended    Six Months Ended
                         June 30,             June 30,
                      1996      1995       1996      1995
                                (In Thousands)
Telephone           $   838   $   588    $ 1,515   $ 1,101
Amortization of
  deposit premiums      743        52      1,158       105
Office supplies         677       668      1,354     1,234
Postage and freight     673       589      1,488     1,258
Amortization of
  goodwill              508       451      1,016       909
Other                 4,339     2,711      7,192     5,828
                    $ 7,778   $ 5,059    $13,723   $10,435

The increase in amortization of deposit premiums was attributable to the Branch Acquisition noted above.

Income Tax Expenses

Income tax expense was $5.8 million and $5.8 million for the three months ended June 30, 1996 and 1995, respectively, which amounted to effective income tax rates of 36.6% and 34.0%, respectively. Income tax expense was $12.8 million and $10.7 million for the six months ended June 30, 1996 and 1995, respectively, which amounted to effective income tax rates of 36.0% and 33.6%, respectively.



Financial Condition
Set forth below is a discussion of the material changes in the Company's financial condition from December 31, 1995 to June 30, 1996.

Securities Available for Sale

Securities available for sale decreased $9.2 million, or 1.2%. Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity (net of related taxes). At June 30, 1996, $1.2 million of net unrealized loss (net of related taxes) was included in shareholders' equity. A summary of the carrying values of securities available for sale follows:

                                  June 30,     December 31,
                                    1996          1995
                                      (In Thousands)
U.S. Government obligations and
  obligations of U.S. Government
  agencies and corporations      $451,827         $526,576
Other bonds and notes              30,041           16,531
Mortgage-backed securities        245,121          195,823
    Total debt securities         726,989          738,930
Equity securities                  30,464           27,718
    Total securities
      available for sale         $757,453         $766,648

Loans Held for Sale

Loans held for sale, all of which were residential mortgage loans, decreased $5.0 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period as a result of mortgage origination levels, timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies. The change in loans held for sale from December 31, 1995 to June 30, 1996 was primarily attributable to timing and delivery of loan sales.

Loans and Leases

Total loans and leases held for investment increased $336.5 million, or 12.1%, for the six months ended June 30, 1996. The increase was primarily attributable to $216.4 million of loans acquired through the Branch Acquisition, as well as internal loan growth in the consumer, residential and commercial loan portfolios.

Residential real estate mortgages increased $224.5 million, or 28.1%, for the six months ended June 30, 1996. This increase was primarily attributable to $177.6 million of residential mortgage loans that were acquired in conjunction with the Branch Acquisition. In addition, the increase reflects significant refinancing activity due to a favorable interest rate environment and a decision by the Company to retain a portfolio of 15 year fixed rate residential mortgages and certain adjustable rate residential mortgages. While the Company generally originates fixed rate residential mortgages for sale on the secondary market, the Company will, from time to time, retain a portion of originated residential mortgages in its loan portfolio.

Commercial real estate mortgages increased $23.2 million, or 2.9%, for the six months ended June 30, 1996. This increase is primarily attributable to $23.0 million of commercial mortgage loans that were acquired in conjunction with the Branch Acquisition. The Company's business plan is to continue to lend within its geographic markets to sound commercial businesses which collateralize their borrowings with commercial real estate properties.

Commercial business loans and leases increased $23.9 million, or 5.8%, for the six months ended June 30, 1996.
This increase was consistent with the Company's strategy to focus on lending to sound small and medium-sized business customers within its geographic market. The Company acquired $5.9 million in commercial business loans in conjunction with the Branch Acquisition.

Consumer loans increased $64.9 million, or 8.4%, for the six months ended June 30, 1996. The growth in consumer loans was concentrated in home equity loans and automobile loans. The Company acquired $11.6 million in consumer loans in conjunction with the Branch Acquisition.

Nonperforming Assets
The following table sets forth information regarding nonperforming assets at the dates indicated:
                                              June 30,   March 31,   December 31,   September 30,
                                                1996       1996          1995           1995
                                                              (Dollars in Thousands)
Residential real estate loans:
  Nonaccrual loans                            $ 5,032    $ 6,089       $ 5,713         $ 5,856
  Accruing loans which are 90 days overdue      2,238      3,800         3,728           3,988
        Total                                   7,270      9,889         9,441           9,844

Commercial real estate mortgages:
  Nonaccrual loans                             15,628     16,917        17,029          20,552
  Accruing loans which are 90 days overdue        -0-        128           -0-             356
  Troubled debt restructurings                  1,878      1,793         3,186           4,540
    Total                                      17,506     18,838        20,215          25,448

Commercial business loans and leases:
  Nonaccrual loans                              7,567      5,631         6,735           6,305
  Accruing loans which are 90 days overdue        -0-        111            25              35
  Troubled debt restructurings                  1,114      1,349         1,859           1,953
    Total                                       8,681      7,091         8,619           8,293

Consumer loans and leases:
  Nonaccrual loans                              4,368      4,099         3,586           4,237
  Accruing loans which are 90 days overdue        602      1,051           659             395
    Total                                       4,970      5,150         4,245           4,632

Total nonperforming loans:
  Nonaccrual loans                             32,595     32,736        33,063          36,950
  Accruing loans which are 90 days overdue      2,840      5,090         4,412           4,774
  Troubled debt restructurings                  2,992      3,142         5,045           6,493
    Total                                      38,427     40,968        42,520          48,217

Other nonperforming assets:
  Other real estate owned, net of related
    reserves                                   10,033     11,089        12,679          14,548
  Repossessions, net of related reserves        1,316      1,865         1,553           1,638
    Total other nonperforming assets           11,349     12,954        14,232          16,186

Total nonperforming assets                    $49,776    $53,922       $56,752         $64,403

Total nonperforming loans as a percentage
  of total loans (1)                             1.23%      1.36%         1.53%           1.75%
Total nonperforming assets as a percentage
  of total assets                                1.14%      1.27%         1.40%           1.61%
Total nonperforming assets as a percentage
  of total loans (1) and total other
  nonperforming assets                           1.59%      1.67%         2.03%           2.33%

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

It is also the policy of the Company to place on nonaccrual and nonperforming status loans currently performing in accordance with their terms but which in management's judgment are likely to present future principal and/or interest repayment problems and thus ultimately could be classified as nonperforming. At June 30, 1996, $9.9 million of commercial real estate and commercial business loans and leases, or 37.9%, of total nonperforming commercial real estate and commercial business loans, were on nonaccrual status and thus disclosed as nonperforming loans even though they were less than 90 days past due.

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements require changes in both the disclosure and impairment measurement of nonperforming loans. Certain loans which had previously been reported as nonperforming and certain in-substance foreclosures are currently required to be disclosed as impaired loans. At adoption, the Company reclassified $2.2 million of in-substance foreclosures and related reserves of $96 thousand to loans and the allowance for loan losses, respectively. Prior year balances were not reclassified, as management deemed the amounts to be immaterial.

Restructured accruing loans entered into subsequent to the adoption of these statements are reported as impaired loans. In the year subsequent to restructure, these loans may be removed from impaired loan status provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. Restructured, accruing loans entered into prior to the adoption of these statements are not required to be reported as impaired loans unless such loans are not performing in accordance with the restructured terms.

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

At June 30, 1996, total impaired loans were $27.8 million, of which $22.1 million had related allowances of $4.8 million. During the three months ended June 30, 1996, the income recognized related to impaired loans was $423 thousand and the average balance of outstanding impaired loans was $28.0 million. During the six months ended June
30, 1996, the income recognized related to impaired loans was $756 thousand and the average balance of outstanding impaired loans was $28.6 million.

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

Nonperforming assets at June 30, 1996 included $10.0 million of other real estate owned and $1.3 million of repossessed assets, in each case net of related reserves.

Potential Nonperforming Assets

At June 30, 1996, the Company had classified a total of $86.5 million of commercial real estate loans and commercial business loans and leases as substandard or lower on its risk rating system, as compared to $91.1 million at December 31, 1995. Included in this amount was the Company's $26.2 million of nonperforming commercial business and commercial real estate loans. In the opinion of management, the remaining $60.3 million of commercial real estate loans and commercial business loans and leases classified as substandard or lower at June 30, 1996 evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become nonperforming assets in future periods. These loans are net of any previously established specific reserves which have resulted in chargeoffs, but not general reserves which have been established based on the Company's internal rating of such loans and evaluation of the adequacy of its allowance for loan losses.

Allowance for Loan Losses

The following table sets forth information regarding activity in the allowance for loan losses for the three and six months ended June 30, 1996 and 1995, as well as certain related ratios:
                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                            1996         1995            1996         1995
                                                         (Dollars in Thousands)
Average loans and leases outstanding
  during the period                      $3,202,162   $2,644,698      $3,080,690   $2,647,980

Allowance at beginning of period         $   65,533   $   59,462      $   60,975   $   63,675
Chargeoffs:
  Residential real estate                     1,163        1,184           1,597        2,003
  Commercial real estate                      1,158        1,959           2,046        6,550
  Commercial business loans and leases          679          904           1,534        1,236
  Consumer                                    1,092          626           1,833        1,239
    Total loans charged off                   4,092        4,673           7,010       11,028
Recoveries:
  Residential real estate                       248          106             310          175
  Commercial real estate                      1,169        1,510           3,229        1,878
  Commercial business loans and leases           92          648             512        1,228
  Consumer                                      254          290             428          385
    Total loans recovered                     1,763        2,554           4,479        3,666
  Net chargeoffs                              2,329        2,119           2,531        7,632
Additions charged to operating expenses         450        1,040             900        2,070
Additions due to purchase acquisition           -0-          -0-           4,310          -0-
Allowance at end of period               $   63,654   $   58,383      $   63,654   $   58,383

Ratio of net chargeoffs to average
  loans and leases outstanding during
  the period - annualized (1)                  .29%         0.32%          0.16%        0.56%

Ratio of allowance to total loans
  and leases at end of period (2)             2.04%         2.22%          2.04%        2.22%

Ratio of allowance to nonperforming
  loans at end of period                     165.6%        117.4%         165.6%       117.4%




(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Excludes loans held for sale.

The following table sets forth the manner in which the Company's total allowance for loan losses was allocated by type of loan at the dates indicated:

<caaption>
                         June 30, 1996        December 31, 1995
                              Allowance as           Allowance as
                               % of Total             % of Total
                                Loans by               Loans by
                       Amount   Category      Amount   Category
                               (Dollars in Thousands)

Residential real
  estate loans        $ 7,809    0.76%       $10,118     1.27%
Commercial real
  estate loans         37,634    4.58         31,673     3.97
Commercial business
  loans and leases      8,831    2.04          9,491     2.32
Consumer loans          9,380    1.12          9,693     1.25
                      $63,654    2.04        $60,975     2.19

Deposits and Borrowings

Total deposits increased by $185.9 million, or 5.8%, during the six months ended June 30, 1996. This increase was principally attributable to the $160.9 million of deposits that were acquired in the Branch Acquisition, as described above. The increase in deposits resulted from an increase in certificates of deposit of $80.1 million, or 5.9%, an increase in regular savings of $40.5 million, or 7.3%, an increase in money market accounts of $18.3 million, or 3.7%, and a combined increase in NOW and demand deposits of $47.0 million, or 6.0%. The changes in deposit balances principally reflect the impact of the Branch Acquisition completed during February, 1996 but also reflect the Company's current strategy to emphasize relationship banking, cash management services and core deposits.

Total borrowings increased by $114.4 million, or 25.0%, for the six months ended June 30, 1996. The increase was attributable to a $149.0 million increase in Federal Home Loan Bank borrowings, which was offset in part by a $31.5 million decrease in securities sold under repurchase agreements and a decrease in other borrowings of $3.1 million. The increase in Federal Home Loan Bank borrowings was attributable to the Branch Acquisition and loan growth. At June 30, 1996, the Company estimates its additional available borrowing capacity from the Federal Home Loan Bank to be approximately $506 million.

Shareholders' Equity

Total shareholders' equity increased by $11.3 million, or 3.2%, during the six months ended June 30, 1996. This increase was the result of $22.7 million of net income and $1.3 million of treasury stock sales related to various employee benefit plans of the Company, the effects of which were offset in part by cash dividends of $7.8 million and a $4.9 million reduction in the net unrealized gain (net of tax effect) in the market value of securities available for sale.

Regulatory Capital Requirements

At June 30, 1996, the Company and each of its banking subsidiaries were in compliance with all applicable regulatory capital requirements.

The following table sets forth the minimum regulatory capital requirements and the actual capital ratios of the Company and its banking subsidiaries at June 30, 1996:

                                              Actual
                            Required   The              The
                            Minimums   Bank    BNH    Company

Risk-based capital ratios:
          Tier I               4%     11.08%  16.42%   11.82%
          Total                8      12.35   17.68    13.08
Tier I leverage
  capital ratios               3 (1)   7.54    8.52     7.66

(1) The federal banking agencies have indicated that the most highly-rated institutions which meet certain criteria will be subject to a 3% requirement and all other institutions will be required to maintain an additional 1% to 2% of capital. The federal banking agencies have not specified any requirements in this regard with respect to the Company and its subsidiaries.

Liquidity and Capital Resources

The Company's liquidity decreased during the six months ended June 30, 1996. Net cash, short term and marketable assets amounted to $804.5 million, or 23.2% of net deposits and short term liabilities at June 30, 1996. This compares to a ratio of 26.5% at December 31, 1995. Liquidity is considered adequate by the Company to meet anticipated cash needs in the foreseeable future.

Asset and Liability Management

The Company analyzes the future impact on net interest income as a result of changing interest rates based on budget projections, including anticipated business activity, anticipated changes in interest rates and other variables which are adjusted periodically to reflect the interest rate environment and other factors. Based on this analysis and the information and assumptions in effect at June 30, 1996, management of the Company estimates that a 100 to 200 basis point gradual change in interest rates would not significantly affect the Company's annualized net interest income. This assessment is primarily based on management's ability to exert some control with respect to the extent and timing of the change in rates paid on the Company's interest-bearing liabilities and, therefore, to manage the effects somewhat of a negative or positive gap position on net interest income.

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

Prospective Acquisition of Family Bancorp

The Company, Peoples Heritage Merger Corp. ("PHMC"), a newly-formed wholly-owned subsidiary of the Company, and Family Bancorp ("Family") have entered into an Agreement and Plan of Merger, dated as of May 30, 1996, which provides, among other things, for (i) the merger of Family with and into PHMC (the "Family Merger") and (ii) the conversion of each share of Family Common Stock outstanding immediately prior to the Family Merger (other than any dissenting shares under Massachusetts law and certain shares held by the Company) into the right to receive 1.26 shares of Company Common Stock, subject to possible adjustment under certain circumstances, plus cash in lieu of any fractional share interest. At June 30, 1996, there were 4,215,211 shares of Family Common Stock outstanding. At June 30, 1996, Family had total assets of $925.2 million and shareholders' equity of $70.0 million. Consummation of the Family Merger is subject to, among other things, the receipt of all necessary regulatory and shareholder approvals and other customary conditions.

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

Item 4. Submission of matters to a vote of security holders - none.

Item 5.  Other Information.

In recent periods, the U.S. Senate and the U.S. House of Representatives have considered various bills which would, among other things, recapitalize the Savings Association Insurance Fund ("SAIF") administered by the FDIC by a one-time assessment on the deposits of all SAIF-insured institutions and provide for an eventual merger of the SAIF and the Bank Insurance Fund ("BIF") administered by the FDIC. Under the proposals accepted by the U.S. Congress in late 1995 but not signed into law, the deposit assessment rate would be based on deposits as of March 31, 1995 and set by the FDIC at a level which would be sufficient to recapitalize the SAIF to the designated statutory reserve ratio. It was estimated at the time the assessment rate under this proposal would be approximately $.85 for every $100 of assessable deposits as of March 31, 1995.

Most legislative proposals have contained provisions which provide certain relief for institutions, such as the Bank and BNH (as successor to Portsmouth), which are members of the BIF but have acquired SAIF-insured deposits as a result of acquisitions of savings institutions in the transactions effected pursuant to Section 5(d)(3) of the Federal Deposit Insurance Act ("FDIA"). Such institutions do not pay SAIF assessments based on the actual amount of the SAIF deposits acquired, but as adjusted to reflect increases or decreases in such deposits subsequent to the FDIA. The Company currently is unable to predict the likelihood of legislation effecting the foregoing changes, although a consensus among legislators, regulators and bankers appears to be developing in this regard.

At March 31, 1995, the date the proposal adopted by the U.S. Congress uses as the measurement date, the adjusted attributable amount of SAIF deposits of the Company's banking subsidiaries amounted to $352.4 million, or 12.3%, of the Company's total deposits. If an assessment of $.85 per $100 of assessable deposits was effected on these deposits (and assuming no downward adjustment on the assessment rate for institutions such as the Bank and BNH), the one-time assessment which would be payable by the Company's banking subsidiaries would aggregate approximately $3.0 million on a pre-tax basis. Management of the Company currently is unable to predict whether there will be legislation to recapitalize SAIF and, if so, whether and to what extend the Company's banking subsidiaries may be assessed in order to recapitalize the SAIF.

Item 6.  Exhibits and reports on Form 8-K.

(a) On June 5, 1996, the Company filed a report on form 8-K announcing the execution of an agreement to acquire Family
Bancorp by the Company.

(b) On June 21, 1996, the Company filed a report on Form 8-K reporting that an issuer tender offer likely would be the means by which the Company would seek to acquire 2,600,000 shares of Common Stock of the Company in connection with the pending acquisition of Family Bancorp.

(c) July 2, 1996, the Company filed a report on Form 8-K regarding (i) supplemental financial information, including restated supplemental consolidated financial statements, as of December 31, 1995 and 1994 and for the three years ended December 31, 1995 and (ii) supplemental financial information, including restated supplemental consolidated financial statements, as of March 31, 1996 and for the three months ended March 31, 1996 and 1995, in each case giving retroactive effect to the acquisition of BNHC for all periods presented.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                           PEOPLES HERITAGE FINANCIAL GROUP, INC.




Date August 13, 1996      By:
                               William J. Ryan
                               Chairman, President and
                               Chief Executive Officer




Date August 13, 1996      By:
                               Peter J. Verrill
                               Executive Vice President,
                               Chief Operating Officer and
                               Chief Financial Officer
                               (principal financial and
                               accounting officer)

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                          PEOPLES HERITAGE FINANCIAL GROUP, INC.



                               /s/ William J. Ryan
Date August 13, 1996      By:
                               William J. Ryan
                               Chairman, President and
                               Chief Executive Officer



                               /s/ Peter J. Verrill
Date August 13, 1996      By:
                               Peter J. Verrill
                               Executive Vice President,
                               Chief Operating Officer and
                               Chief Financial Officer
                               (principal financial and
                               accounting officer)