Form 10-Q
period 1996-09-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1996-11-14
CIK 829750

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended September 30, 1996

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

Yes   X     No

The number of shares outstanding of each of the Registrant's classes of common stock as of November 1, 1996 is:


 Common stock, par value $.01 per share       22,734,434
                (Class)                      (Outstanding)

                         INDEX

   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited).

           Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.

           Consolidated Statements of Income - Three months ended September 30, 1996 and 1995; nine months ended September 30, 1996 and 1995.

           Consolidated Statements of Changes in
           Shareholders' Equity - Nine months ended
           September 30, 1996 and 1995.

           Consolidated Statements of Cash Flows - Nine months ended September 30, 1996 and 1995.

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

  Item 5.  Other information.

  Item 6.  Exhibits and reports on Form 8-K.

        PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
       (In Thousands, Except Number of Shares and Per Share Data)
                              (Unaudited)
                                           September 30,  December 31,
                                               1996          1995
Assets
Cash and due from banks                    $  211,162     $  190,436
Federal funds sold                             41,000        100,255
Securities available for sale,
  at market value                             758,920        766,648
Loans held for sale, market value
  $91,450 and $71,872, respectively            89,747         70,979

Loans and leases:
  Residential real estate mortgages         1,030,897        798,076
  Commercial real estate mortgages            813,559        797,686
  Commercial business loans and leases        430,794        408,592
  Consumer loans and leases                   904,006        774,229
                                            3,179,256      2,778,583
  Less:  Allowance for loan and
    lease losses                               61,663         60,975
      Net loans and leases                  3,117,593      2,717,608
Bank premises and equipment                    57,302         56,021
Goodwill and other intangibles                 37,822         22,792
Mortgage servicing rights                      26,710         20,309
Other real estate and repossessed
  assets owned                                 11,246         14,232
Deferred income taxes                          32,194         32,972
Interest and dividends receivable              29,799         30,726
Other assets                                   42,749         35,148
                                           $4,456,244     $4,058,126
Liabilities and Shareholders' Equity
Deposits:
  Regular savings                          $  595,353     $  557,896
  Money market access accounts                503,681        490,575
  Certificates of deposit (including
    certificates of $100 or more of
    $173,646 and $116,472, respectively)    1,441,327      1,363,095
  NOW accounts                                357,435        351,481
  Demand deposits                             487,409        434,091
    Total deposits                          3,385,205      3,197,138
Federal funds purchased                        16,814          1,500
Securities sold under repurchase
  agreements                                  182,114        180,957
Borrowings from Federal Home Loan
  Bank of Boston                              413,938        252,446
Other borrowings                               19,838         22,029
Deferred income taxes                          11,222         12,577
Other liabilities                              50,102         36,554
    Total liabilities                       4,079,233      3,703,201

Shareholders' Equity:
Preferred stock (par value $0.01 per share,
  5,000,000 shares authorized, none issued)       -0-            -0-
Common stock (par value $0.01 per share,
  100,000,000 shares and 30,000,000 shares
  authorized, respectively, 25,596,550
  shares issued)                                  256            256
Paid-in capital                               224,267        224,267
Retained earnings                             159,100        134,444
Net unrealized gain (loss) on securities
  available for sale                             (704)         3,763
Treasury stock at cost (396,655 shares and
  524,062 shares, respectively)                (5,908)        (7,805)
Total shareholders' equity                    377,011        354,925
                                           $4,456,244     $4,058,126

See accompanying Notes to Consolidated Financial Statements.

       PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
     (In Thousands, Except Number of Shares and Per Share Data)
                             (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  1996        1995         1996         1995
Interest and dividend income:
  Interest on loans and
    leases (1)                  $72,715     $65,548     $211,937     $187,165
  Interest on mortgage-backed
    investments                   4,706       3,262       12,213        9,420
  Interest on other investments   7,606      10,103       24,804       27,609
  Dividends on equity
    securities                      479         485        1,391        1,474

    Total interest and
      dividend income            85,506      79,398      250,345      225,668

Interest expense:
  Interest on deposits           29,477      28,949       88,833       78,514
  Interest on borrowed funds      8,085       6,395       21,598       20,526
    Total interest expense       37,562      35,344      110,431       99,040
    Net interest income          47,944      44,054      139,914      126,628
Provision for loan losses           -0-       1,080          900        3,150
    Net interest income after
      provision for loan
      losses                     47,944      42,974      139,014      123,478

Noninterest income:
  Customer services               3,986       3,174       10,902        8,851
  Mortgage banking services       3,315       3,113        9,850        7,959
  Trust and investment
    advisory services             1,930       1,474        5,454        4,279
  Loan related services             549         590        1,455        1,442
  Net securities gains
    (losses)                        (1)          42          503         (107)
  Other noninterest income           25          33          305          662
                                  9,804       8,426       28,469       23,086

Noninterest expenses:
  Salaries and employee
    benefits                     18,388      17,721       54,019       49,998
  Occupancy                       2,923       2,552        9,322        7,855
  Data processing                 3,126       2,242        8,895        6,379
  Equipment                       2,204       1,786        6,195        4,899
  Advertising and marketing         901       1,091        2,900        3,440
  Deposit and other assessments   2,270         165        2,939        3,876
  Collection and carrying costs
    of nonperforming assets         502         757        1,384        1,981
  Merger expenses                   -0-         658        5,105        1,258
  Other noninterest expenses      5,942       4,938       19,665       15,373
                                 36,256      31,910      110,424       95,059

Income before income tax         21,492      19,490       57,059       51,505
Income tax expense                7,300       6,701       20,118       17,445
    Net income                  $14,192     $12,789     $ 36,941     $ 34,060
Weighted average shares
  outstanding                25,191,163  25,009,519   25,163,246   24,573,433
Earnings per share              $  0.56     $  0.51      $  1.47     $   1.39

(1)  Interest on loans and leases includes interest on loans held for sale.

See accompanying Notes to Consolidated Financial Statements.

                   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In Thousands, Except Number of Shares and Per Share Data)
                                              (Unaudited)
                                                                      Net
                                       Par     Paid in   Retained  Unrealized   Treasury
                                      Value    Capital   Earnings  Gain (loss)   Stock       Total
Balances at December 31, 1994          $256   $224,267   $ 99,955    $(9,079)   $(10,960)  $304,439

Treasury stock purchased (646,600
shares at an average price of $12.84)    --         --         --         --      (8,301)    (8,301)

Treasury stock issued for employee
benefit plans (105,227 shares at
an average price of $10.66)              --         --       (387)        --       1,508      1,121

Reissuance of treasury stock
pursuant to acquisition
(751,600 shares at $15.00)               --         --      1,710         --       9,564     11,274

Change in unrealized gains (losses)
on securities available for sale,
net of tax                               --         --         --      9,844          --      9,844

Net income                               --         --     34,060         --          --     34,060

Cash dividends $0.37                     --         --     (8,034)        --          --     (8,034)

Balances at September 30, 1995         $256   $224,267   $127,304   $    765    $ (8,189)  $344,403


Balances at December 31, 1995          $256   $224,267   $134,444   $  3,763    $ (7,805)  $354,925

Treasury stock issued for employee
benefit plans (127,407 shares at
an average price of $13.43)              --         --       (186)        --       1,897      1,711

Change in unrealized gains (losses)
on securities available for sale,
net of tax                               --         --         --     (4,467)         --     (4,467)

Net income                               --         --     36,941         --          --     36,941

Cash dividends $0.48                     --         --    (12,099)        --          --    (12,099)

Balances at September 30, 1996         $256   $224,267   $159,100   $   (704)   $ (5,908)  $377,011


See accompanying Notes to Consolidated Financial Statements.

         PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)
                                              Nine Months Ended
                                                 September 30,
                                               1996          1995
Cash flows from operating activities:
  Net income                               $   36,941    $   34,060
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan losses                   900         3,150
      Provision for depreciation                5,442         4,712
      Provision for losses and writedowns
        (credits) of other real estate owned      -0-          (983)
      Amortization of goodwill and other
        intangibles                             3,200         1,614
      Amortization of servicing rights          3,001         2,802
      Net decrease in net deferred tax
        assets                                  1,816         3,481
      Net losses realized from sales
        of other real estate owned                243           838
      Net (gains) realized from sales
        of securities and consumer loans         (503)          (98)
      Net (gains) realized from sales of
        loans held for sale (a component
        of mortgage banking services)          (5,150)       (3,052)
      Proceeds from sales of loans held
        for sale                              740,748       353,569
     Residential loans originated and
        purchased for sale                   (754,366)     (403,575)
      Net increase in interest and
      dividends receivable and
        other assets                           (6,674)       (3,121)
      Net increase (decrease) in other
        liabilities                            13,548        (3,060)

Net cash provided (used) by
  operating activities                     $   39,146    $   (9,663)

Cash flows from investing activities:
  Maturities of investment securities      $      -0-    $  124,266
  Purchases of investment securities              -0-      (113,368)
  Proceeds from sales of securities
    available for sale                         31,385        11,066
  Proceeds from maturities and principal
    repayments of securities available
    for sale                                  356,961        75,640
  Purchases of securities available
    for sale                                 (386,975)     (150,752)
  Net increase in loans and leases           (401,724)     (124,422)
  Purchase of mortgage servicing rights       (11,984)       (5,097)
  Sale of mortgage servicing rights             2,582           -0-
  Premiums paid on deposits purchased         (18,230)       (4,290)
  Net additions to premises and equipment      (6,723)      (10,684)
  Proceeds from sales of other real
    estate owned                                3,670        10,826
  Net increase decrease in repossessed
    assets owned                                  (88)          167

Net cash used by investing activities      $ (431,126)   $ (186,648)


See accompanying Notes to Consolidated Financial Statements.

         PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (In Thousands)
                              (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                              1996          1995
Cash flows from financing activities:
  Net increase in deposits                 $  188,067    $  278,477
  Net increase in securities sold
    under repurchase agreements                 1,157        19,526
  Advances from Federal Home Loan Bank
      of Boston borrowings                    401,998       274,498
  Payments on Federal Home Loan Bank of
      Boston borrowings                      (240,506)     (361,000)
  Net increase (decrease) in other
    borrowings                                 (2,191)       13,809
  Sale of treasury stock                        1,711         1,121
  Purchase of treasury stock                      -0-        (8,301)
  Issuance of treasury stock for
    acquisition                                   -0-        11,274
  Cash dividends paid to shareholders         (12,099)       (8,034)

Net cash provided by financing
  activities                               $  338,137    $  221,370

Increase (decrease) in cash and cash
  equivalents                              $  (53,843)   $   25,059
  Cash and cash equivalents at beginning
    of period                                 289,191       220,103
  Cash and cash equivalents at end of
    period                                 $  235,348    $  245,162

Supplemental disclosures of information:
  Interest paid on deposits and borrowings $  108,623    $   97,136
    Income taxes paid                          16,334         9,855
    Income tax refunds                            580         2,900

Noncash investing transactions:
  Loans transferred to other real estate
    owned                                       2,599         9,761
  Loans originated to finance the sales of
    other real estate owned                     1,720         4,801
  Increases (decreases) resulting from
    SFAS No. 115:
      Securities available for sale             6,860        15,449
      Deferred income taxes - liabilities       2,393         5,605
      Net unrealized gain on securities
        available for sale                      4,467         9,844




See accompanying Notes to Consolidated Financial Statements.


  PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996



Note 1  -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending December 31, 1996. Certain amounts in prior periods have been reclassified to conform to the current presentation.

On April 2, 1996, Peoples Heritage Financial Group, Inc. (the "Company") acquired Bank of New Hampshire Corporation ("BNHC"). The acquisition was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented.

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



Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank holding company which is incorporated under the laws of the State of Maine and headquartered in Portland, Maine. The Company's direct subsidiaries, both of which are wholly-owned, are Peoples Heritage Bank (the "Bank") and Bank of New Hampshire Corporation ("BNHC"), which wholly owns the Bank of New Hampshire ("BNH").

The Bank conducts business from its headquarters in Portland, Maine and 61 additional offices located throughout the State of Maine. At September 30, 1996, the Bank had total assets of $2.7 billion and total shareholder's equity of $174.4 million.

BNH conducts business from its headquarters in Manchester, New Hampshire and 43 additional offices located throughout the State of New Hampshire. At September 30, 1996, BNH had total assets of $1.8 billion and total shareholder's equity of $133.8 million.

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

Results of Operations
The Company reported net income of $14.2 million and $36.9 million for the three and nine months ended September 30, 1996, respectively, compared with $12.8 million and $34.1 million for the comparable period in 1995. The results for the three and nine month periods in 1996 were impacted by a one-time after-tax Savings Association Insurance Fund
("SAIF") assessment of $1.2 million. The results for the nine month period ended September 30, 1996 were also impacted by after-tax merger related expenses associated with BNHC of $3.9 million. Excluding both SAIF assessment expenses and the BNHC merger related expenses, the Company would have reported net income of $15.4 million and $42.1 million for the three and nine months ended September 30, 1996, respectively. The improved results in 1996 were primarily attributable to the improvement in net interest income as a result of an increase in earning assets and increased noninterest income, which were offset in part by higher noninterest expenses.

Net Interest Income

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income;
(iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the following discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company's equity securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35% and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Information is based on average daily balances during the indicated periods.

                                               Three Months Ended              Three Months Ended
                                               September 30, 1996              September 30, 1995
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                              (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,117,953  $22,105    7.91%    $  880,267  $17,941   8.15%
  Commercial real estate mortgages          820,851   20,127    9.75        769,090   19,643  10.13
  Commercial loans and leases               428,292   10,236    9.51        393,401    9,954  10.04
  Consumer loans and leases                 867,533   20,422    9.36        756,285   18,200   9.55
    Total loans and leases                3,234,629   72,890    8.96      2,799,043   65,738   9.32
Investment securities (3)                   799,857   12,668    6.30        813,607   12,671   6.18
Federal funds sold                           16,129      186    4.59         88,397    1,300   5.83
    Total earning assets                  4,050,615   85,744    8.42      3,701,047   79,709   8.54
Nonearning assets                           343,924                         251,927
    Total assets                         $4,394,539                      $3,952,974

Interest-bearing deposits:
  Regular savings                           599,793    4,089    2.71        586,688    4,195   2.84
  NOW accounts                              357,741    1,086    1.21        339,118    1,201   1.41
  Money market access accounts              502,154    4,521    3.58        442,830    4,285   3.84
  Certificates of deposit                 1,403,091   19,781    5.50      1,351,530   19,268   5.66
    Total interest-bearing deposits       2,889,779   29,477    4.06      2,720,166   28,949   4.22
Borrowed funds                              602,873    8,085    5.34        446,055    6,397   5.69
    Total interest bearing liabilities    3,492,652   37,562    4.28      3,166,221   35,346   4.43
Demand deposits                             463,251                         400,987
Other liabilities (3)                        65,805                          50,847
Shareholders' equity (3)                    372,831                         334,919
    Total liabilities and shareholders'
      equity                             $4,394,539                      $3,952,974

Net earning assets                       $  557,963                      $  534,826

Net interest income (fully-taxable
  equivalent)                                         48,182                           44,363
Less: fully-taxable equivalent adjustments              (238)                            (309)
   Net interest income                               $47,944                           44,054
Net interest rate spread (fully-taxable
  equivalent)                                                   4.14%                          4.11%
Net interest margin (fully-taxable equivalent)                  4.73%                          4.76%



(1)  Annualized.
(2)  Loans and leases includes loans available for sale.
(3)  Excludes effect of unrealized gains or losses on investment securities.

                                               Nine Months Ended               Nine Months Ended
                                               September 30, 1996              September 30, 1995
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                          (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,067,562  $ 63,836   7.97%    $  838,858  $ 51,418   8.17%
  Commercial real estate mortgages          819,274    60,058   9.79        753,468    55,854   9.91
  Commercial loans and leases               419,256    30,333   9.66        363,017    27,393  10.09
  Consumer loans and leases                 826,286    58,179   9.41        742,871    53,022   9.54
    Total loans and leases                3,132,378   212,406   9.06      2,698,214   187,687   9.30
Investment securities (3)                   776,392    36,707   6.32        763,157    35,204   6.17
Federal funds sold                           50,019     1,872   5.00         80,869     3,608   5.97
    Total earning assets                  3,958,789   250,985   8.47      3,542,240   226,499   8.55
Nonearning assets                           281,821                         254,297
    Total assets                         $4,240,610                      $3,796,537

Interest-bearing deposits:
  Regular savings                           590,270    12,082   2.73        596,117    12,706   2.85
  NOW accounts                              352,814     3,263   1.24        322,742     3,486   1.44
  Money market access accounts              503,374    13,621   3.61        390,736    10,642   3.64
  Certificates of deposit                 1,433,043    59,867   5.58      1,279,669    51,680   5.40
    Total interest-bearing deposits       2,879,501    88,833   4.12      2,589,264    78,514   4.05
Borrowed funds                              546,887    21,598   5.28        478,781    20,526   5.73
    Total interest bearing liabilities    3,426,388   110,431   4.31      3,068,045    99,040   4.32
Demand deposits                             427,250                         358,441
Other liabilities (3)                        21,897                          47,496
Shareholders' equity (3)                    365,075                         322,555
    Total liabilities and shareholders'
      equity                             $4,240,610                      $3,796,537

Net earning assets                       $  532,401                      $  474,195

Net interest income (fully-taxable
  equivalent)                                         140,554                         127,459
Less: fully-taxable equivalent adjustments               (640)                           (528)
   Net interest income                               $139,914                        $126,628
Net interest rate spread (fully-taxable
  equivalent)                                                   4.16%                          4.23%
Net interest margin (fully-taxable equivalent)                  4.74%                          4.81%



(1)  Annualized.
(2)  Loans and leases includes loans available for sale.
(3)  Excludes effect of unrealized gains or losses on investment securities.

Net interest income on a fully-taxable equivalent basis increased by $3.8 million and $13.1 million for the three and nine months ended September 30, 1996, respectively, compared with the same periods in 1995. The increase was attributable to an increase in the level of net earning assets, which was offset somewhat by a decrease in the Company's net interest margin.

Interest income earned on loans and leases increased by $7.1 million and $24.7 million, or 10.9% and 13.2%, for the three and nine months ended September 30, 1996, respectively, as compared with the same respective periods in 1995. These increases in interest income on loans were attributable to loan growth from purchases and acquisitions as well as internal loan growth, which were offset somewhat by a decrease in the weighted average yield on loans. The weighted average yield on loans decreased in 1996 due to an increase in the percentage of lower yielding residential mortgage loans relative to other loan portfolios, as well as increased competition for both consumer and commercial loans.

Interest expense on deposits increased by $528 thousand and $10.3 million, or 1.8% and 13.1%, for the three and nine months ended September 30, 1996, respectively, as compared with the same respective periods in 1995. These increases in interest expense paid on deposits were primarily attributable to deposit growth from purchases and acquisitions during the second half of 1995 and the first quarter of 1996. Total average interest-bearing deposits increased by $169.6 million and $290.2 million, or 6.2% and 11.2%, for the three and nine months ended September 30, 1996, respectively, as compared with the same respective periods in 1995. The weighted average rate paid on interest-bearing deposits decreased from 4.22% for the three months ended September 30, 1995 to 4.06% for the three months ended September 30, 1996. The weighted average rate paid on interest-bearing deposits increased from 4.05% for the nine months ended September 30, 1995 to 4.12% for the nine months ended September 30, 1996.

Interest expense on borrowed funds increased by $1.7 million and $1.1 million, or 26.4% and 5.2%, for the three and nine months ended September 30, 1996, respectively, as compared with the same respective periods in 1995. The increases were primarily attributable to an increase in the average outstanding balances of borrowed funds, which was offset in part by a decrease in the weighted average rate paid. The outstanding average balances on borrowed funds increased by $156.8 million and $68.1 million, or 35.2% and 14.2%, respectively, as compared with the same respective periods in 1995. The weighted average rate paid decreased from 5.69% and 5.73% for the three and nine months ended September 30, 1995, respectively, to 5.34% and 5.28% for the same respective periods in 1996.

The Company's net interest rate spread increased from 4.11% for the three months ended September 30, 1995 to 4.14% for the three months ended September 30, 1996. The increase was attributable to a decrease in the yield on interest-bearing liabilities and an increase in the yield on investment securities, which were offset in part by a decrease in the yield on loans and leases.

For the nine months ended September 30, 1996, the Company's net interest rate spread decreased to 4.16% as compared with 4.23% for the nine months ended September 30, 1995. This decrease was attributable to increased rates on interest-bearing deposits and a decreased rate on loans and leases, which were offset in part by higher yields on investment securities and lower rates on borrowed funds.

The net interest margin decreased from 4.76% for the three months ended September 30, 1995 to 4.73% for the three months ended September 30, 1996. This decrease was primarily attributable to an increase in the percentage of interest-bearing liabilities as a percentage of earning assets, which was offset in part by an increase in the net interest rate spread.

The net interest margin decreased from 4.81% for the nine months ended September 30, 1995 to 4.74% for the nine months ended September 30, 1996. This decrease was primarily attributable to the decreased net interest rate spread.

Provision for Loan Losses

The provision for loan losses of $-0- and $900 thousand for the three and nine months ended September 30, 1996 decreased $1.1 million and $2.3 million compared to the same respective periods in 1995. The lower provisions resulted from management's ongoing evaluation of the adequacy of the allowance for loan losses after taking into account recent trends in nonperforming loans, delinquent loans and net loan chargeoffs, as well as other asset quality factors. See "Financial Condition - Nonperforming Assets" below.

Although management utilizes its judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for loan and lease losses in the future as a result of changing markets for real estate and economic conditions in the Company's primary market area, future changes in nonperforming assets or for other reasons, which would affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize changes to the allowance for loan and lease losses based on their judgments about information available to them at the time of the examination.

Noninterest Income

Noninterest income increased $1.4 million, or 16.4%, for the three months ended September 30, 1996 compared with the same period in 1995, and increased $5.4 million, or 23.3%, for the nine months ended September 30, 1996 compared with the same period in 1995. The more significant changes to the components of noninterest income are more fully described below.

The following table sets forth certain information relating to mortgage banking services income for the periods indicated:

                         At or for the          At or for the
                      Three Months Ended      Nine Months Ended
                         September 30,           September 30,
                       1996        1995        1996        1995
                                   (In Thousands)
Residential mortgages
  serviced for
  investors at end
  of period         $2,953,213  $2,476,389  $2,953,213  $2,476,389

Residential mortgage
  sales income      $    2,068  $    1,477  $    5,151  $    3,027
Residential mortgage
  servicing income       1,247       1,636       4,699       4,932
    Total           $    3,315  $    3,113  $    9,850  $    7,959

The Company's portfolio of residential mortgages serviced for investors increased by $476.8 million, net of amortization and prepayments, or 19.3%, from September 30, 1995 to September 30, 1996. The Company's portfolio of mortgages serviced for others continues to increase as a result of its strategy to originate and sell primarily fixed rate residential mortgages to the secondary market while retaining the rights to service these loans for the investors purchasing them. In addition, the outstanding amount of residential mortgages serviced for investors is impacted, from time to time, by the purchase and sale of mortgage servicing rights for portfolios of residential mortgage loans.

Residential mortgage sales income increased $589 thousand, or 39.9%, and $2.1 million, or 70.2%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. The increase in residential sales income reflects the lower interest rate environment that existed during most of the nine month period ended September 30, 1996 as compared with the same period in 1995, which resulted in an increase in direct originations by the subsidiary banks of the Company as well as an increase in the volume of loans originated indirectly through the Bank's correspondent network. Residential real estate mortgage originations from correspondent lenders increased $31.1 million, or 22.6%, and $199.0 million, or 85.4%, for the three and nine months ended September 30, 1996, respectively, compared with the same periods in 1995.

Residential mortgage servicing income decreased $389 thousand and $233 thousand, or 23.8% and 4.7% for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. During the three months ended September 30, 1996 the Company reclassified the amortization expense of the CMT floors (discussed below) to residential mortgage servicing income from other non-interest expenses, which resulted in a $356 thousand decrease in mortgage servicing income in the three and nine months ended September 30, 1996 as compared with the same respective periods in 1995. In addition, the Company accelerated the amortization of the carrying value of the CMT floors by $200 thousand during the three months ended

September 30, 1996 to reflect the underlying market value of the CMT floors. Excluding the CMT floor amortization expense recorded in 1996 as an offset to mortgage servicing income, mortgage servicing income would have been $1.8 million and $5.3 million for the three and nine months ended September 30, 1996, respectively, or $167 thousand and $323 thousand greater than the same respective periods in 1995. The core increases in mortgage servicing income relate to the increase in the size of the portfolio of residential mortgages serviced for others. Residential mortgage servicing income has lagged increases in the portfolio of mortgages serviced for investors as a result of the impact of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 122 in 1995, which effectively accelerates mortgage servicing income into the current period as a component of capitalized mortgage servicing rights. The mortgage servicing rights that have been created as a result of the adoption of SFAS No. 122 are amortized and recorded as an offset to mortgage servicing income.

In order to mitigate the prepayment risk associated with mortgage servicing rights and protect economic value, the Company has purchased constant maturity treasury floors ("CMT"). The value of a CMT is inversely related to movements in interest rates. As interest rates decline, the value of a CMT floor increases. Market interest rate movements also influence the behavior of borrowers, which impacts the value of mortgage servicing rights as a result of an increase or decrease on mortgage loan prepayment speeds. The value of mortgage servicing rights generally increases as market interest rates increase and decreases as market interest rates decrease. While not accorded hedge accounting treatment due to the uncertainty of strict correlation, in the event that interest rates fall, any resulting increase in the value of the CMTs are intended to offset, in part, the prospective impairment to mortgage servicing rights. The CMT floors are included in other assets on the Company's balance sheet at September 30, 1996 at amortized cost of $406 thousand.

The following table shows the composition of net gains
(losses ) on the sales of securities for the periods indicated:

                    Three Months Ended   Nine Months Ended
                      September 30,        September 30,
                      1996      1995       1996      1995
                                (In Thousands)
Securities losses    $  (1)   $  42       $ (10)    $(188)
Securities gains       -0-      -0-         513        81
                        (1)      42       $ 503     $(107)

The generation of mortgage sales income and the recognition of net gains on the sales of securities are dependent on market and economic conditions and, accordingly, there can be no assurance that the income and net gains reported in prior periods can be achieved in the future or that there will not be significant inter-period variations in the results from such activities.

Customer services income increased $812 thousand, or 25.6%, and $2.1 million, or 23.2%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. The increase in customer services income reflects the Company's focus on increasing the number and volume of transaction accounts, the increased use of and fees generated by ATM machines and the increased volume associated with the Branch Acquisition, the purchase of Bankcore and the purchase of all of the branches of Fleet Bank of Maine located in Aroostook County.

Trust and investment advisory services income increased $456 thousand, or 30.9%, and $1.2 million, or 27.5%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995.
The increase in trust and investment advisory income in 1996 as compared with 1995 reflects primarily the growth of the trust department at the Bank, which was started during the first quarter of 1995, as well as increased fee based income from the sale of mutual fund and annuity products.

Noninterest Expenses

Total noninterest expenses increased $4.3 million, or 13.6%, and $15.4 million, or 16.2%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. Excluding merger expenses and the one-time assessment of all SAIF-insured deposits to recapitalize the SAIF, total noninterest expenses increased $3.2 million, or 9.2%, and $9.7 million, or 10.3%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995.

Salaries and employee benefits increased $667 thousand, or 3.8%, and $4.0 million, or 8.0%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. These increases were principally the result of the employment of additional employees in connection with the expansion of the retail franchise, increased mortgage banking activities and trust services, as well as normal salary and wage increases.

Occupancy expenses increased $371 thousand, or 14.5%, and $1.5 million, or 18.7%, for the three and nine months ended
September 30, 1996, respectively, compared with the same periods in 1995. These increases were primarily attributable to the expansion of the Company's branch network, which resulted in higher rent, depreciation, utilities and maintenance expenses.

Data processing expenses increased $884 thousand, or 39.4%, and $2.5 million, or 39.4%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. The increases in data processing expenses were primarily attributable to BNH, which in 1995 processed checks in-house as opposed to outsourcing check processing in 1996. Consequently, the cost to outsource check processing is included in data processing in 1996, with no equivalent charge in 1995. In addition to the above, the increase in transaction accounts, a larger retail delivery system, the expanded mortgage banking operation and expanded operational capabilities to support new product offerings and services are the other factors accounting for the increase in data processing costs in 1996 as compared with 1995. Effective July 1, 1996, the computer systems and other back office functions of BNH were merged with those of the Bank.

Equipment expenses increased $418 thousand, or 23.4%, and $1.3 million, or 26.5%, for the three and nine months ended
September 30, 1996, respectively, as compared with the same periods in 1995. The increases in equipment expenses were primarily attributable to increased investment in alternative delivery systems, office automation equipment and a larger branch network.

Deposit and other assessment expenses of $2.3 million and $2.9 million for the three and nine months ended September 30, 1996, respectively, include a Congressionally mandated one-time SAIF assessment of all SAIF-insured deposits, which amounted to $1.9 million in the case of the Company. Excluding the one-time SAIF assessment, deposit and other assessment expenses increased $253 thousand for the three months ended September 30, 1996 as compared with the same period in 1995 and decreased by $2.8 million for the nine months ended September 30, 1996 as compared with the same period in 1995. Included in the three month period ended September 30, 1995 was a refund of pre-paid deposit premiums due to a retroactive adjustment of the Bank Insurance Fund ("BIF") deposit premium rate. The decrease in deposit premium expense for the nine month period ended September 30, 1996 (excluding the one-time SAIF assessment) was directly attributable to the reduction in deposit insurance premiums paid by the Bank and BNH to the BIF from $0.23 per $100.00 of deposits to $0.04 per $100.00 of deposits in June, 1995 and then to the minimum annual amount of $2,000 starting January, 1996. During this period the Company continued to pay $0.23 per $100.00 of deposits for the approximately 11% of its deposits that are insured by the SAIF.

Merger expenses of $5.1 million for the nine month period in 1996 related to the acquisition of BNHC by the Company. Significant BNHC related merger expenses included employee severance costs, professional fees, branch consolidation costs and operational consolidation costs. Merger expenses during the three and nine month periods in 1995 related to the acquisition of Bankcore by the Company.

Other categories of noninterest expenses include collection and carrying costs of nonperforming assets, which decreased
$597 thousand for the nine months ended September 30, 1996, as compared to the same period in 1995, and advertising and marketing expenses, which decreased $540 thousand for the nine months ended September 30, 1996, as compared with the same period in 1995.

Other noninterest expenses increased $1.0 million, or 20.3%, and $4.3 million, or 27.9%, for the three and nine months ended September 30, 1996, respectively, compared with the same respective periods in 1995.

The following table sets forth information relating to other noninterest expenses during the periods indicated:

                    Three Months Ended   Nine Months Ended
                       September 30,       September 30,
                      1996      1995       1996      1995
                                (In Thousands)
Telephone           $   921   $   601    $ 2,436   $ 1,702
Office supplies         755       666      2,109     1,900
Amortization of
  deposit premiums      742        93      1,900       198
Postage and freight     625       605      2,113     1,863
Amortization of
  goodwill              508       507      1,524     1,416
Other                 2,391     2,466      9,583     8,294
                    $ 5,942   $ 4,938    $19,665   $15,373

The increase in amortization of deposit premiums was attributable to the Branch Acquisition.

Income Tax Expense

Income tax expense was $7.3 million and $6.7 million for the three months ended September 30, 1996 and 1995, respectively, which amounted to effective income tax rates of 34.0% and 34.4%, respectively. Income tax expense was $20.1 million and $17.4 million for the nine months ended September 30, 1996 and 1995, respectively, which amounted to effective income tax rates of 35.3% and 33.9%, respectively.



Financial Condition
Set forth below is a discussion of the material changes in the Company's financial condition from December 31, 1995 to September 30, 1996.

Securities Available for Sale

Securities available for sale decreased $7.7 million, or 1.0%. Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity (net of related taxes). At September 30, 1996, $704 thousand of net unrealized loss (net of related taxes) was included in shareholders' equity. A summary of the carrying values of securities available for sale follows:

                                September 30,   December 31,
                                    1996           1995
                                      (In Thousands)
U.S. Government obligations and
  obligations of U.S. Government
  agencies and corporations       $408,514        $526,576
Other bonds and notes               29,953          16,531
Mortgage-backed securities         288,925         195,823
    Total debt securities          727,392         738,930
Equity securities                   31,528          27,718
    Total securities
      available for sale          $758,920        $766,648

Loans Held for Sale

Loans held for sale, all of which were residential mortgage loans, increased $18.8 million. The outstanding dollar amount of loans held for sale can vary greatly from period to period as a result of mortgage origination levels, timing and delivery of loan sales, changes in market interest rates and asset/liability management strategies. The change in loans held for sale from December 31, 1995 to September 30, 1996 was primarily attributable to timing and delivery of loan sales.

Loans and Leases

Total loans and leases held for investment increased $400.7 million, or 14.4%, for the nine months ended September 30, 1996. The increase was primarily attributable to $216.4 million of loans acquired through the Branch Acquisition, as well as internal loan growth in the consumer and residential loan portfolios.

Residential real estate mortgages increased $232.8 million, or 29.2%, for the nine months ended September 30, 1996.
This increase was primarily attributable to $177.6 million of residential mortgage loans that were acquired in conjunction with the Branch Acquisition. In addition, the increase reflects a decision by the Company to retain a portfolio of 15 year fixed rate residential mortgages and certain adjustable rate residential mortgages. While the Company generally originates fixed rate residential mortgages for sale in the secondary market, the Company will, from time to time, retain a portion of originated fixed rate residential mortgages in its loan portfolio.

Commercial real estate mortgages increased $15.9 million, or 2.0%, for the nine months ended September 30, 1996. This increase was attributable to $23.0 million of commercial mortgage loans that were acquired in conjunction with the Branch Acquisition. The Company's business plan is to continue to lend within its geographic markets to sound commercial businesses which collateralize their borrowings with commercial real estate properties.

Commercial business loans and leases increased $22.2 million, or 5.4%, for the nine months ended September 30, 1996. This increase was consistent with the Company's strategy to focus on lending to sound small and medium-sized business customers within its geographic market. The Company acquired $5.9 million in commercial business loans in conjunction with the Branch Acquisition.

Consumer loans increased $129.8 million, or 16.8%, for the nine months ended September 30, 1996. The growth in consumer loans was concentrated in home equity loans, automobile loans and educational loans. The Company acquired $11.6 million in consumer loans in conjunction with the Branch Acquisition.

Nonperforming Assets
The following table sets forth information regarding nonperforming assets at the dates indicated:
                                            September 30,      June 30,     March 31,   December 31,
                                                1996             1996         1996          1995
                                                               (Dollars in Thousands)
Residential real estate loans:
  Nonaccrual loans                            $ 3,901          $ 5,032       $ 6,089       $ 5,713
  Accruing loans which are 90 days overdue      3,528            2,238         3,800         3,728
    Total                                       7,429            7,270         9,889         9,441

Commercial real estate mortgages:
  Nonaccrual loans                             16,233           15,628        16,917        17,029
  Accruing loans which are 90 days overdue        -0-              -0-           128           -0-
  Troubled debt restructurings                  1,691            1,878         1,793         3,186
    Total                                      17,924           17,506        18,838        20,215

Commercial business loans and leases:
  Nonaccrual loans                              7,688            7,567         5,631         6,735
  Accruing loans which are 90 days overdue        -0-              -0-           111            25
  Troubled debt restructurings                    614            1,114         1,349         1,859
    Total                                       8,302            8,681         7,091         8,619

Consumer loans and leases:
  Nonaccrual loans                              4,505            4,368         4,099         3,586
  Accruing loans which are 90 days overdue      1,595              602         1,051           659
    Total                                       6,100            4,970         5,150         4,245

Total nonperforming loans:
  Nonaccrual loans                             32,327           32,595        32,736        33,063
  Accruing loans which are 90 days overdue      5,123            2,840         5,090         4,412
  Troubled debt restructurings                  2,305            2,992         3,142         5,045
    Total                                      39,755           38,427        40,968        42,520

Other nonperforming assets:
  Other real estate owned, net of related
    reserves                                    9,674           10,033        11,089        12,679
  Repossessions, net of related reserves        1,572            1,316         1,865         1,553
    Total other nonperforming assets           11,246           11,349        12,954        14,232

Total nonperforming assets                    $51,001          $49,776       $53,922       $56,752

Total nonperforming loans as a percentage
  of total loans (1)                             1.25%            1.23%         1.36%         1.53%
Total nonperforming assets as a percentage
  of total assets                                1.14%            1.14%         1.27%         1.40%
Total nonperforming assets as a percentage
  of total loans (1) and total other
  nonperforming assets                           1.60%            1.59%         1.67%         2.03%

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

It is also the policy of the Company to place on nonaccrual and nonperforming status loans currently performing in accordance with their terms but which in management's judgment are likely to present future principal and/or interest repayment problems and thus ultimately could be classified as nonperforming. At September 30, 1996, $8.1 million of commercial real estate and commercial business loans and leases, or 30.7%, of total nonperforming commercial real estate and commercial business loans, were on nonaccrual status and thus disclosed as nonperforming loans even though they were less than 90 days past due.

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

At September 30, 1996, total impaired loans were $27.9 million, of which $20.9 million had related allowances of $5.2 million. During the three months ended September 30, 1996, the income recognized related to impaired loans was $381 thousand and the average balance of outstanding impaired loans was $27.6 million. During the nine months ended September 30, 1996, the income recognized related to impaired loans was $1.1 million and the average balance of outstanding impaired loans was $28.4 million.

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

Nonperforming assets at September 30, 1996 included $9.7 million of other real estate owned and $1.6 million of repossessed assets, in each case net of related reserves.

Potential Nonperforming Assets

At September 30, 1996, the Company had classified a total of $78.9 million of commercial real estate loans and commercial business loans and leases as substandard or lower on its risk rating system, as compared to $91.1 million at December 31, 1995. Included in this amount was the Company's $26.2 million of nonperforming commercial business and commercial real estate loans. In the opinion of management, the remaining $52.7 million of commercial real estate loans and commercial business loans and leases classified as substandard or lower at September 30, 1996 evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become nonperforming assets in future periods. These loans are net of any previously established specific reserves which have resulted in chargeoffs, but not general reserves which have been established based on the Company's internal rating of such loans and evaluation of the adequacy of its allowance for loan losses.

Allowance for Loan Losses

The following table sets forth information regarding activity in the allowance for loan losses for the three and nine months ended September 30, 1996 and 1995, as well as certain related ratios:
                                            Three Months Ended           Nine Months Ended
                                               September 30,                September 30,
                                            1996         1995            1996         1995
                                                        (Dollars in Thousands)
Average loans and leases outstanding
  during the period                      $3,234,629   $2,799,043      $3,132,378   $2,698,214

Allowance at beginning of period         $   63,654   $   58,383      $   60,975   $   63,675
Chargeoffs:
  Residential real estate loans                 495          924           2,230        2,927
  Commercial real estate loans                1,658        1,355           3,705        7,905
  Commercial business loans and leases          249          383           1,782        1,619
  Consumer loans and leases                     722          722           2,417        1,961
    Total loans and leases charged off        3,124        3,384          10,134       14,412
Recoveries:
  Residential real estate loans                  93          155             410          330
  Commercial real estate loans                  591        1,705           3,820        3,583
  Commercial business loans and leases          245          527             756        1,755
  Consumer loans and leases                     204          127             626          512
    Total loans and leases recovered          1,133        2,514           5,612        6,180
  Net chargeoffs                              1,991          870           4,522        8,232
Additions charged to operating expenses         -0-        1,080             900        3,150
Additions due to purchase acquisition           -0-        2,314           4,310        2,314
Allowance at end of period               $   61,663   $   60,907      $   61,663   $   60,907

Ratio of net chargeoffs to average
  loans and leases outstanding during
  the period - annualized (1)                  .25%         0.12%          0.19%        0.41%

Ratio of allowance to total loans
  and leases at end of period (2)             1.94%         2.21%          1.94%        2.21%

Ratio of allowance to nonperforming
  loans and leases at end of period          155.1%        126.3%         155.1%       126.3%




(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Excludes loans held for sale.

The following table sets forth the manner in which the Company's total allowance for loan losses was allocated by type of loan at the dates indicated:

                       September 30, 1996     December 31, 1995
                              Allowance as           Allowance as
                               % of Total             % of Total
                                Loans by               Loans by
                       Amount   Category      Amount   Category
                               (Dollars in Thousands)
Residential real
  estate loans        $ 7,407    0.72%       $10,118     1.27%
Commercial real
  estate loans         33,566    4.13         31,673     3.97
Commercial business
  loans and leases     11,427    2.65          9,491     2.32
Consumer loans
  and leases            9,263    1.02          9,693     1.25
                      $61,663    1.94        $60,975     2.19

Deposits and Borrowings

Total deposits increased by $188.1 million, or 5.9%, during the nine months ended September 30, 1996. This increase was principally attributable to the $160.9 million of deposits that were acquired in the Branch Acquisition, as described above. The increase in deposits resulted from an increase in certificates of deposit of $78.2 million, or 5.7%, an increase in regular savings of $37.5 million, or 6.7%, an increase in money market accounts of $13.1 million, or 2.7%, and a combined increase in NOW and demand deposits of $59.3 million, or 7.5%. The changes in deposit balances principally reflect the impact of the Branch Acquisition completed during February, 1996, as well as the Company's current strategy to emphasize relationship banking, cash management services and core deposits.

Total borrowings increased by $175.8 million, or 38.5%, for the nine months ended September 30, 1996. The increase was primarily attributable to a $161.5 million increase in Federal Home Loan Bank borrowings. The increase in Federal Home Loan Bank borrowings was attributable to the Branch Acquisition and loan growth. At September 30, 1996, the Company estimates its additional available borrowing capacity from the Federal Home Loan Bank to be approximately $548 million.

Shareholders' Equity

Total shareholders' equity increased by $22.1 million, or 6.2%, during the nine months ended September 30, 1996. This increase was the result of $36.9 million of net income and $1.7 million of treasury stock sales related to various employee benefit plans of the Company, the effects of which were offset in part by cash dividends of $12.1 million and a $4.5 million reduction in the net unrealized gain (net of tax effect) in the market value of securities available for sale.

Regulatory Capital Requirements

At September 30, 1996, the Company and each of its banking subsidiaries were in compliance with all applicable regulatory capital requirements.

The following table sets forth the minimum regulatory capital requirements and the actual capital ratios of the Company and its banking subsidiaries at September 30, 1996:

                                              Actual
                            Required   The              The
                            Minimums   Bank    BNH    Company
Risk-based capital ratios:
          Tier I               4%      9.59%  10.88%   12.14%
          Total                8      10.85   12.14    13.40
Tier I leverage
  capital ratios               3 (1)   6.61    6.31     7.84

(1) The federal banking agencies have indicated that the most highly-rated institutions which meet certain criteria will be subject to a 3% requirement and all other institutions will be required to maintain an additional 1% to 2% of capital. The federal banking agencies have not specified any requirements in this regard with respect to the Company and its subsidiaries.

Liquidity and Capital Resources

The Company's liquidity decreased during the nine months ended September 30, 1996. Net cash, short term and marketable assets amounted to $743.0 million, or 21.4% of net deposits and short term liabilities at September 30, 1996. This compares to a ratio of 26.5% at December 31, 1995. Liquidity is considered adequate by the Company to meet anticipated cash needs in the foreseeable future.

Asset and Liability Management

The Company analyzes the future impact on net interest income as a result of changing interest rates based on budget projections, including anticipated business activity, anticipated changes in interest rates and other variables which are adjusted periodically to reflect the interest rate environment and other factors. Based on this analysis and the information and assumptions in effect at September 30, 1996, management of the Company estimates that a 100 to 200 basis point gradual change in interest rates would not significantly affect the Company's annualized net interest income. This assessment is primarily based on management's ability to exert some control with respect to the extent and timing of the change in rates paid on the Company's interest-bearing liabilities and, therefore, to manage the effects somewhat of a negative or positive gap position on net interest income.

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

Prospective Acquisition of Family Bancorp

The Company, Peoples Heritage Merger Corp. ("PHMC"), a newly-formed, wholly-owned subsidiary of the Company, and Family Bancorp ("Family") have entered into an Agreement and Plan of Merger, dated as of May 30, 1996, which provides, among other things, for (i) the merger of Family with and into PHMC (the "Family Merger") and (ii) the conversion of each share of Family Common Stock outstanding immediately prior to the Family Merger (other than any dissenting shares under Massachusetts law and certain shares held by the Company) into the right to receive 1.26 shares of Company Common Stock, subject to possible adjustment under certain circumstances, plus cash in lieu of any fractional share interest. At September 30, 1996, there were 4,309,709 shares of Family Common Stock outstanding. At September 30, 1996, Family had total assets of $917.8 million and shareholders' equity of $72.9 million. Consummation of the Family Merger is subject to, among other things, the receipt of all necessary regulatory and shareholder approvals and other customary conditions. All necessary regulatory and shareholder approvals have been obtained and, as a result of legislation enacted into law on September 30, 1996, the Company will not become a savings and loan holding company subject to regulation by the Office of Thrift Supervision as a result of its acquisition of Family. The acquisition of Family by the Company is expected to be completed by year end 1996.

Issuer Tender Offer

The Company purchased, pursuant to the terms of an issuer tender offer completed on October 7, 1996, 2,500,000 shares of Common Stock at $24.00 per share. The 2,500,000 shares represent approximately 9.9% of the Company's then outstanding Common Stock. The tender offer was conducted by the Company in connection with the proposed acquisition of Family. See "Prospective Acquisition of Family Bancorp" above.

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

Item 5.  Other Information.

Item 6.  Exhibits and reports on Form 8-K.

(a) July 2, 1996, the Company filed a report on Form 8-K regarding (i) supplemental financial information, including restated supplemental consolidated financial statements, as of December 31, 1995 and 1994 and for the three years ended December 31, 1995 and (ii) supplemental financial information, including restated supplemental consolidated financial statements, as of March 31, 1996 and for the three months ended March 31, 1996 and 1995, in each case giving retroactive effect to the acquisition of BNHC for all periods presented.

(b) August 23, 1996, the Company filed a report on Form 8-K regarding the approval by shareholders of both the Company and Family of the prospective acquisition of Family by the Company.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                           PEOPLES HERITAGE FINANCIAL GROUP, INC.




Date November 13, 1996     By:
                                William J. Ryan
                                Chairman, President and
                                Chief Executive Officer




Date November 13, 1996      By:
                                 Peter J. Verrill
                                 Executive Vice President,
                                 Chief Operating Officer and
                                 Chief Financial Officer
                                 (principal financial and
                                 accounting officer)

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                          PEOPLES HERITAGE FINANCIAL GROUP, INC.



                                 /s/ William J. Ryan
Date November 13, 1996      By:
                                 William J. Ryan
                                 Chairman, President and
                                 Chief Executive Officer



                                 /s/ Peter J. Verrill
Date November 13, 1996      By:
                                 Peter J. Verrill
                                 Executive Vice President,
                                 Chief Operating Officer and
                                 Chief Financial Officer
                                 (principal financial and
                                 accounting officer)