Form 10-K405
period 1996-12-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1997-03-31
CIK 829750

                                   ----------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to         .
                               --------    --------

Commission File Number:  0-16947

                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maine                                            01-0437984
---------------------------------                        ----------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

            P.O. Box 9540
          One Portland Square
            Portland, Maine                                    04112-9540
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (207) 761-8500

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                 Title of Class

                         Preferred Stock Purchase Rights
                         -------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 19, 1997, the aggregate market value of the 27,661,647 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 745,956 shares held by all directors and executive officers of the Registrant as a group (excluding the effects of unexercised stock options), was $871.3 million. This figure is based on the last sale price of $31.50 per share of the Registrant's Common Stock on March 19, 1997, as reported in The Wall Street Journal on March 20, 1997. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 19, 1997: 28,407,603

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 14 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                                   ----------

PART I.

ITEM 1. BUSINESS

THE COMPANY

         Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank and financial services holding company which is incorporated under the laws of the State of Maine. The Company conducts business from its executive offices in Portland, Maine and 131 offices located throughout Maine, New Hampshire and northern Massachusetts. At December 31, 1996, the Company had consolidated assets of $5.4 billion and consolidated shareholders' equity of $437.0 million. Based on total assets at December 31, 1996, the Company is the largest independent bank holding company headquartered in northern New England and the fifth largest independent bank holding company headquartered in New England.

         The Company offers a broad range of commercial and consumer banking services and products and trust and investment advisory services through three wholly-owned banking subsidiaries: Peoples Heritage Bank ("PHB"), Bank of New Hampshire ("BNH") and Family Bank, FSB ("Family Bank"). PHB is a Maine-chartered savings bank which operates 66 offices throughout Maine and, through subsidiaries, engages in mortgage banking, financial planning, equipment leasing and securities brokerage activities. At December 31, 1996, PHB had consolidated assets of $2.6 billion and consolidated shareholder's equity of $175.3 million. BNH is a New Hampshire-chartered commercial bank which operates 44 offices throughout New Hampshire. At December 31, 1996, BNH had consolidated assets of $1.8 billion and consolidated shareholder's equity of $132.7 million. Family Bank is a federally-chartered savings bank which operates 17 banking offices in the Merrimack Valley area of Greater Haverhill and Greater Lowell, Massachusetts and five offices in southern New Hampshire. At December 31, 1996, Family Bank had consolidated assets of $1.0 billion and consolidated shareholder's equity of $107.1 million.

         Acquisitions have been, and are expected to continue to be, an important part of the expansion of the Company's business. Since January 1, 1995, the Company has completed one acquisition which has been accounted for under the pooling-of-interests method and four acquisitions accounted for under the purchase method, including the acquisition of Family Bancorp, the holding company for Family Bank, on December 6, 1996.

         Unless the context otherwise requires, references herein to the Company include its direct and indirect subsidiaries.

BUSINESS OF THE COMPANY

         The principal business of the Company consists of attracting deposits from the general public through its offices and using such deposits to originate loans secured by first mortgage liens on existing single-family (one-to-four units) residential real estate and existing multi-family (over four units) residential and commercial real estate, construction loans, commercial business loans and leases and consumer loans and leases. The Company also provides various mortgage banking services and, as discussed below, various trust and investment advisory services, as well as engages in equipment leasing, financial planning and securities brokerage activities. The Company also invests in investment securities and other permitted investments.

         The Company derives its income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investments, fees received in connection with the sale and servicing of loans, deposit services and for other services and gains on the sale of assets. The Company's principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan losses and income tax expense. Funds for activities are provided principally by deposits, advances from the Federal Home Loan Bank ("FHLB") of Boston, securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investments and other sources.

         PHB and BNH currently provide full trust services to their customers, and the Company currently is taking steps in order for Family Bank to provide full trust services to its customers. Each of PHB and BNH focuses on offering employee benefit trust services in which it will act as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans for corporate, self-employed, municipal and not-for-profit employers throughout the Company's market areas. In addition, each of PHB and BNH serve as trustee of both living trust and trusts under wills and as such hold, account for and manage financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered by PHB and BNH. At December 31, 1996, the Company had $1.2 billion of investments held by the trust departments of its banking subsidiaries, which are not included in the Company's consolidated balance sheet for financial reporting purposes.

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

         As a Maine-chartered savings bank, PHB is subject to regulation and examination by the Superintendent, as a New Hampshire-chartered commercial bank, BNH is subject to regulation and examination by the New Hampshire Bank Commissioner and as a federally-chartered savings bank, Family Bank is subject to regulation and examination by the Office of Thrift Supervision ("OTS"). Each of PHB, BNH and Family Bank is a member of the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation ("FDIC").

SUBSIDIARIES

         At December 31, 1996, the Company's only direct subsidiaries were PHB, Bank of New Hampshire Corporation, a holding company for BNH, and Peoples Heritage Merger Corp., a holding company for Family Bank. Set forth below is a brief description of certain indirect non-banking subsidiaries of the Company, all of which are subsidiaries of PHB.

         Mortgage Banking Activities. During 1993, PHB formed Peoples Heritage Mortgage Company ("PHMC") for the purpose of expanding its residential real estate mortgage origination business outside of the Company's principal lending areas of Maine and New Hampshire. At December 31, 1996, PHMC had only one office, which was located in Burlington, Massachusetts. Currently, the activities of PHMC are not material.

         Investments in Real Estate. PHB holds certain investments in real estate primarily through Four-Eighty-One Corp. and Apex, Inc. and, to a lesser degree, other wholly-owned subsidiaries of PHB. Exclusive of other real estate owned and investments in office properties and facilities, which are discussed under Item 2 hereof, at December 31, 1996 PHB's investments in real estate consisted entirely of interests in limited partnerships formed for the purpose of investing in real estate for lower-income families, elderly housing projects and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1996, PHB's investments in these limited partnerships had a carrying value of $4.8 million.

         Equipment Leasing Activities. PHB conducts equipment leasing activities through Peoples Heritage Leasing Corporation, Inc. ("PHLC"). PHLC is headquartered in Portland, Maine and engages in direct equipment leasing activities, primarily involving office equipment, in the Portland, Maine metropolitan area and elsewhere in the States of Maine, New Hampshire and Massachusetts. At December 31, 1996, the Leasing Company had $14.4 million of leases outstanding.

         Financial Planning and Securities Brokerage Activities. PHB also conducts financial planning, investment planning and securities brokerage activities through Heritage Investment Planning Group, Inc. ("HIPG"). The Company also offers through HIPG investments in mutual funds and annuities throughout the Company's market areas. HIPG offers its services to individuals and small businesses from its office located in Portland, Maine and from certain of the Company's other locations in Maine and New Hampshire. Sales professionals at HIPG are registered representatives of Royal Alliance, a registered broker/dealer, and all securities brokerage activities are conducted through Royal Alliance. The sales professionals receive referrals from the Company's branch offices throughout its market areas.

COMPETITION

         The Company encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from savings institutions, commercial banks and credit unions with offices in the market areas served by the Company. The Company also encounters competition for deposits from money market funds, as well as corporate and government securities. The principal methods used by the Company to attract deposit accounts include the variety of services offered, the competitive interest rates offered and the convenience of office locations, automated teller machines and expanded banking hours.

         The Company's competition for real estate and other loans comes principally from savings institutions, credit unions, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. The Company competes for loans through interest rates, branch locations, loan maturities, loan fees and the quality of service extended to borrowers and brokers.

         In recent years, both Maine laws and New Hampshire laws have enabled the acquisition of Maine-chartered and New Hampshire-chartered financial institutions, respectively, by financial institution holding companies based outside of these states. As a result, the Company has encountered substantial competition in its market areas, particularly from out-of-state banking organizations that have entered the Maine and New Hampshire banking markets, and the Company expects to continue to encounter such competition in the future.

EMPLOYEES

         The Company had approximately 2,300 full-time employees as of December 31, 1996. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

         Maine law provides for the enforcement of any pro rata assessment of stockholders of a Maine-chartered financial institution to cover impairment of capital by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. The Company, as the sole stockholder of PHB, is subject to these requirements.

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

REGULATION OF BANKING SUBSIDIARIES

         General. Each of PHB, BNH and Family Bank is subject to extensive regulation and examination by the Superintendent, the New Hampshire Bank Commissioner and the OTS, respectively. Each of the Company's banking subsidiaries also is subject to regulation and examination by the FDIC, which insures the deposits of each of the Company's banking subsidiaries to the maximum extent permitted by law, and certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Company's banking subsidiaries generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

         Capital Requirements. Each of the Company's banking subsidiaries is subject to regulatory capital requirements of the FDIC (in the case of PHB and BNH) and the OTS (in the case of Family Bank) which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company. At December 31, 1996, the regulatory capital of each of the Company's banking subsidiaries substantially exceeded applicable requirements.

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

         At December 31, 1996, each of the Company's banking subsidiaries had capital levels which qualified it as a "well-capitalized" institution.

         FDIC Insurance Premiums. Each of the Company's banking subsidiaries is a member of the BIF administered by the FDIC, although certain deposits of each of these entities acquired in acquisitions are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC.

         As an FDIC-insured institution, each of the Company's banking subsidiaries is required to pay deposit insurance premiums to the FDIC. Effective January 1, 1997, the assessment schedule for both BIF and SAIF ranges from 0 basis points (subject to a $2,000 annual minimum) to 27 basis points. In addition, both BIF-insured institutions and SAIFinsured institutions are assessed amounts in order for a federally-chartered Finance Corporation to make payments on it bonds.

         Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The

Company's banking subsidiaries had no brokered deposits outstanding at December 31, 1996.

         Community Investment and Consumer Protection Laws. In connection with its lending activities, each of the Company's banking subsidiaries is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act ("CRA").

         The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Bank and FNB, the FDIC and the OCC, respectively) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 1996, the CRA rating of the Company's banking subsidiaries was either "outstanding" or "satisfactory."

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

         The Company is subject to Massachusetts financial institution excise tax based on federal taxable income primarily attributable to its Massachusetts affiliates. The tax is computed by adding back tax-exempt income excluded from federal taxable income, state income tax/excise taxes deducted from federal taxable income, and then multiplying the resulting Massachusetts taxable income by approximately 12%. Certain affiliates chartered as Massachusetts Security Corporations pay excise taxes to Massachusetts at a rate of 1.32% on gross investment income.

ITEM 2. PROPERTIES

         At December 31, 1996, the Company conducted its business from its headquarters and main office at One Portland Square, Portland, Maine, and 132 other offices located throughout Maine, New Hampshire and northern Massachusetts. The Company owns 83 of its offices and leases 49 of its offices. For additional information regarding the Company's lease obligations, see Note 14 to the Consolidated Financial Statements included in Item 14 hereof.

         The following table sets forth certain information with respect to the offices of the Company as of December 31, 1996.

                                               Net Book Value of
                                 Number of   Property and Leasehold
State                             Offices         Improvements         Deposits
-----                           ----------         ----------         ----------
                                              (Dollars in Thousands)
Maine                                   66         $   39,020         $1,965,024
New Hampshire                           49             24,830          1,451,879
Massachusetts                           17             10,106            768,386
                                ----------         ----------         ----------
    Total                              132         $   73,956         $4,185,289
                                ==========         ==========         ==========

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

PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The information contained under the section captioned "Common Stock Prices" on the inside back cover of the Company's Annual Report to Stockholders for the year ended December 31, 1996 (the "Annual Report") is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Five-Year Consolidated Financial and Other Data" on page 11 of the Company's Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 29 of the Company's Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required are contained on pages 30 through 61 of the Company's Annual Report and are incorporated herein by reference.

PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to "Election of Directors" on pages 2 through 7 and "Executive Officers who are not Directors" on pages 9 through 11 of the definitive Proxy Statement of the Company, dated March 21, 1997 (the "Proxy Statement").

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated by reference to "Compensation of Executive Officers and Transactions with Management" on pages 14 and 21 of the Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" on pages 12 and 13 of the Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to "Certain Transactions" on pages 21 through 22 of the Proxy Statement.

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)(1) The following financial statements are incorporated by reference from Item 8 hereof and the Annual Report to Stockholders included herein as
Exhibit 13:

         Consolidated balance sheets at December 31, 1996 and 1995

         Consolidated statements of income for each of the years in the three-year period ended December 31, 1996

         Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1996

         Consolidated statements of changes in shareholders' equity for each of the years in the three-year period ended December 31, 1996

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

         (a)(3) The following exhibits are included as part of this Form 10-K.


Exhibit No.                        Exhibit                              Location
-----------                        -------                              --------

    3(a)          Articles of Incorporation of the Company                 (1)

    3(b)          Bylaws of the Company                                    (1)

    4(a)          Specimen Common Stock certificate                        (1)

    4(b)          Form of Indenture between the Company and
                  Mellon Bank, N.A., as trustee                            (2)

    4(c)          Form of Debenture due 2000                               (2)

Exhibit No.                        Exhibit                              Location
-----------                        -------                              --------

    4(d)          Amended and Restated Declaration of Trust                (3)
                  relating to Peoples Heritage Capital Trust
                  I, dated as of January 31, 1997, between the Company and the trustees named therein

    4(e)          Form of Common Securities and form of Capital            (3)
                  Securities of Peoples Heritage Capital Trust I
                  (included as Exhibits to the Amended and Restated Declaration included as Exhibit 4(d))

    4(f)          Indenture, dated as of January 31, 1997, between the     (3)
                  Company and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable
                  Interest Debentures due 2027 of the Company

    4(g)          Form of Junior Subordinated Deferrable Interest          (3)
                  Debentures due 2027 of the Company (included as Exhibit A to the Indenture included as Exhibit
                  4(f))

    4(h) Series A Capital Securities Guarantee Agreement, dated as of January 31, 1997, relating to the Series
                  A Capital Securities of Peoples Heritage
                  Capital Trust I

    4(i) Common Securities Guarantee Agreement, dated as of January 31, 1997, relating to the Common
                  Securities of Peoples Heritage Capital Trust I

    10(a)         Amended and Restated Severance Agreement between         (4)
                  the Company and William J. Ryan

    10(b)         Amended and Restated Severance Agreement between         (4)
                  the Company and Peter J. Verrill

    10(c) Form of Severance Agreement between the Company and each of R. Scott Bacon, David D. Hindle, John W. Fridlington, Glenn McAllister, Carol L. Mitchell and Wendy Suehrstedt

    10(d)         Supplemental Retirement Agreement among the              (5)
                  Company, its subsidiaries and William J. Ryan

    10(e)         Supplemental Retirement Agreement among the              (5)
                  Company, its subsidiaries and Peter J. Verrill

    10(f)         Supplemental Retirement among the Company, its           (6)
                  subsidiaries and John W. Fridlington

Exhibit No.                        Exhibit                              Location
-----------                        -------                              --------

    10(g)         Senior Officers' Deferred Compensation Plan, as          (7)
                  amended

    10(h)         Directors' Deferred Compensation Plan, as amended        (7)

    10(i)         1986 Stock Option and Stock Appreciation Rights       (1)(8)
                  Plan, as amended

    10(j)         1986 Employee Stock Purchase Plan, as amended         (1)(8)

    10(k)         Amended and Restated Restricted Stock Plan for Non-
                  Employee Directors

    10(l)         Amended and Restated 1995 Stock Option Plan for Non-
                  (9) Employee Directors                                   (9)

    10(m)(1)      Amended and Restated Thrift Incentive Plan

    10(m)(2)      First Amendment to Amended and Restated Thrift
                  Incentive Plan

    10(n)(1)      Profit Sharing Employee Stock Ownership Plan             (10)

    10(n)(2)      First Amendment to Profit Sharing Employee Stock         (4)
                  Ownership Plan

    10(n)(3)      Second Amendment to Profit Sharing Employee Stock        (4)
                  Ownership Plan

    10(o)         1996 Equity Incentive Plan                               (11)

    10(p)         Agreement, dated January 1, 1989, by and among the        (7)
                  Company and Robert P. Bahre

    10(q)         Stockholders Rights Agreement, dated September 12,        (12)
                  1989, between the Company and American Stock
                  Transfer & Trust Company, as Rights Agent

    10(r) Supplemental Retirement Agreement among the Company, its subsidiaries and Glen McAllister

    10(s)         Bank of New Hampshire Corporation Executive Excess       (13)
                  Benefit Plan for Paul R. Shea

    10(t)         Supplemental Executive Retirement Plan agreement         (14)
                  between The Family Mutual Savings Bank and
                  David D. Hindle

    10(u)         Split Dollar Insurance Agreement between The             (15)
                  Family Mutual Savings Bank and David D. Hindle

Exhibit No.                        Exhibit                              Location
-----------                        -------                              --------

    13            Annual Report to Stockholders for 1996

    21            Subsidiaries of the Company

    23            Consent of KPMG Peat Marwick LLP

    27            Financial Data Schedule

    99            Annual Report on Form 10-K for the Company's Thrift       (16)
                  Incentive Plan


(1) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by the Company with the Securities and Exchange Commission ("SEC") on February 22, 1988.

(2) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on February 28, 1995.

(3) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-23991) filed by the Company with the SEC on March 26, 1997.

(4) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1995, filed with the SEC on March 29, 1996.

(5) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1990, filed with the SEC on March 23, 1991.

(6) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1994, filed with the SEC on March 30, 1995 and amended on April 28, 1995.

(7) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1993, filed with the SEC on March 17, 1994.

(8) An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1994, and an amendment to the Employee Stock Purchase Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1993.

(9) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 21, 1997.

(10) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33-53236) filed by the Company with the SEC on November 23, 1992.

(11) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 20, 1996.

(12) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on September 13, 1989.

(13) Exhibit is incorporated by reference to the Form 10-K report filed by Bank of New Hampshire Corporation (File No. 0-9517) for the year ended December 31, 1994.

(14) Exhibit is incorporated by reference to the Form 10-K report filed by Family Bancorp (File No. 0-17252) for the year ended December 31, 1993.

(15) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-18613) filed by Family Bancorp.

(16)     To be filed by amendment on or before April 30, 1997.

         The Company's management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(p) and 10(r)-(u).

         (b) The Company filed reports on Form 8-K on December 9, 1996 and January 22 and 29, 1997.

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


PEOPLES HERITAGE FINANCIAL GROUP, INC.

By: /s/ William J. Ryan                                    Date:  March 25, 1997
    -------------------------------------------------
    William J. Ryan
    Chairman, President and Chief
         Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Robert P. Bahre                                        Date:  March 25, 1997
----------------------------------------------------
Robert P. Bahre
Director


/s/ Everett W. Gray                                        Date:  March 25, 1997
----------------------------------------------------
Everett W. Gray
Director


/s/ Andrew W. Greene                                       Date:  March 25, 1997
--------------------------------------------------
Andrew W. Greene
Director


/s/ Katherine M. Greenleaf                                 Date:  March 25, 1997
--------------------------------------------------
Katherine M. Greenleaf
Director

/s/ Dana S. Levenson                                       Date:  March 25, 1997
----------------------------------------------------
Dana S. Levenson



/s/ Robert A. Marden, Sr.                                  Date:  March 25, 1997
----------------------------------------------------
Robert A. Marden, Sr.
Vice Chairman



/s/ Malcolm W. Philbrook, Jr.                              Date:  March 25, 1997
---------------------------------------------------
Malcolm W. Philbrook, Jr.
Director



/s/ Pamela P. Plumb                                        Date:  March 25, 1997
-----------------------------------------------------
Pamela P. Plumb
Vice Chairman



/s/ William J. Ryan                                        Date:  March 25, 1997
------------------------------------------------------
William J. Ryan
Chairman, President and Chief
 Executive Officer
(principal executive officer)



/s/ Curtis M. Scribner                                     Date:  March 25, 1997
------------------------------------------------------
Curtis M. Scribner
Director



/s/ Paul R. Shea                                           Date:  March 25, 1997
-----------------------------------------------------
Paul R. Shea
Director

/s/ Davis P. Thurber                                       Date:  March 25, 1997
---------------------------------------------------
Davis P. Thurber
Director



/s/ John E. Veasey                                         Date:  March 25, 1997
-----------------------------------------------------
John E. Veasey
Director



/s/ Peter J. Verrill                                       Date:  March 25, 1997
--------------------------------------------------------
Peter J. Verrill
Executive Vice President, Chief Operating Officer,
 Chief Financial Officer and Treasurer (principal financial
 and accounting officer)

                                  EXHIBIT INDEX

Exhibit No.                        Exhibit                              Location
-----------                        -------                              --------

    3(a)          Articles of Incorporation of the Company                 (1)

    3(b)          Bylaws of the Company                                    (1)

    4(a)          Specimen Common Stock certificate                        (1)

    4(b)          Form of Indenture between the Company and Mellon
                  Bank, N.A., as trustee                                   (2)

    4(c)          Form of Debenture due 2000                               (2)

    4(d)          Amended and Restated Declaration of Trust relating       (3)
                  to Peoples Heritage Capital Trust I, dated as of
                  January 31, 1997, between the Company and the trustees named therein

    4(e)          Form of Common Securities and form of Capital            (3)
                  Securities of Peoples Heritage Capital Trust I
                  (included as Exhibits to the Amended and Restated Declaration included as Exhibit 4(d))

    4(f)          Indenture, dated as of January 31, 1997, between the     (3)
                  Company and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest Debentures due 2027 of the Company

    4(g)          Form of Junior Subordinated Deferrable Interest          (3)
                  Debentures due 2027 of the Company (included as Exhibit A to the Indenture included as Exhibit 4(f))

    4(h) Series A Capital Securities Guarantee Agreement, dated as of January 31, 1997, relating to the Series A Capital Securities of Peoples Heritage Capital Trust I

    4(i) Common Securities Guarantee Agreement, dated as of January 31, 1997, relating to the Common Securities of Peoples Heritage Capital Trust I

    10(a)         Amended and Restated Severance Agreement between         (4)
                  the Company and William J. Ryan

    10(b)         Amended and Restated Severance Agreement between         (4)
                  the Company and Peter J. Verrill

Exhibit No.                        Exhibit                              Location
-----------                        -------                              --------

    10(c) Form of Severance Agreement between the Company and each of R. Scott Bacon, David D. Hindle, John W. Fridlington, Glenn McAllister, Carol L. Mitchell and Wendy Suehrstedt

    10(d)         Supplemental Retirement Agreement among the              (5)
                  Company, its subsidiaries and William J. Ryan

    10(e)         Supplemental Retirement Agreement among the              (5)
                  Company, its subsidiaries and Peter J. Verrill

    10(f)         Supplemental Retirement among the Company, its           (6)
                  subsidiaries and John W. Fridlington

    10(g)         Senior Officers' Deferred Compensation Plan, as          (7)
                  amended

    10(h)         Directors' Deferred Compensation Plan, as amended        (7)

    10(i)         1986 Stock Option and Stock Appreciation Rights       (1)(8)
                  Plan, as amended

    10(j)         1986 Employee Stock Purchase Plan, as amended         (1)(8)

    10(k)         Amended and Restated Restricted Stock Plan for Non-
                  Employee Directors

    10(l)         Amended and Restated 1995 Stock Option Plan for Non-      (9)
                  Employee Directors

    10(m)(1)      Amended and Restated Thrift Incentive Plan

    10(m)(2)      First Amendment to Amended and Restated Thrift
                  Incentive Plan

    10(n)(1)      Profit Sharing Employee Stock Ownership Plan             (10)

    10(n)(2)      First Amendment to Profit Sharing Employee Stock         (4)
                  Ownership Plan

    10(n)(3)      Second Amendment to Profit Sharing Employee Stock        (4)
                  Ownership Plan

    10(o)         1996 Equity Incentive Plan                               (11)

    10(p)         Agreement, dated January 1, 1989, by and among the       (7)
                  Company and Robert P. Bahre

    10(q)         Stockholders Rights Agreement, dated September 12,       (12)
                  1989, between the Company and American Stock
                  Transfer & Trust Company, as Rights Agent

Exhibit No.                        Exhibit                              Location
-----------                        -------                              --------

    10(r) Supplemental Retirement Agreement among the Company, its subsidiaries and Glen McAllister

    10(s)         Bank of New Hampshire Corporation Executive Excess       (13)
                  Benefit Plan for Paul R. Shea

    10(t)         Supplemental Executive Retirement Plan agreement         (14)
                  between The Family Mutual Savings Bank and
                  David D. Hindle

    10(u)         Split Dollar Insurance Agreement between The             (15)
                  Family Mutual Savings Bank and David D. Hindle

    13            Annual Report to Stockholders for 1996

    21            Subsidiaries of the Company

    23            Consent of KPMG Peat Marwick LLP

    27            Financial Data Schedule

    99            Annual Report on Form 10-K for the Company's Thrift      (16)
                  Incentive Plan

--------

(1) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by the Company with the Securities and Exchange Commission ("SEC") on February 22, 1988.

(2) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on February 28, 1995.

(3) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-23991) filed by the Company with the SEC on March 26, 1997.

(4) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1995, filed with the SEC on March 29, 1996.

(5) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1990, filed with the SEC on March 23, 1991.

(6) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1994, filed with the SEC on March 30, 1995 and amended on April 28, 1995.

(7) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1993, filed with the SEC on March 17, 1994.

(8) An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1994, and an amendment to the Employee Stock Purchase Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1993.

(9) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 21, 1997.

(10) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33-53236) filed by the Company with the SEC on November 23, 1992.

(11) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 20, 1996.

(12) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on September 13, 1989.

(13) Exhibit is incorporated by reference to the Form 10-K report filed by Bank of New Hampshire Corporation (File No. 0-9517) for the year ended December 31, 1994.

(14) Exhibit is incorporated by reference to the Form 10-K report filed by Family Bancorp (File No. 0-17252) for the year ended December 31, 1993.

(15) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-18613) filed by Family Bancorp.

(16)     To be filed by amendment on or before April 30, 1997.

         The Company's management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(p) and 10(r)-(u).