Form 10-Q
period 1997-03-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1997-05-15
CIK 829750

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended March 31, 1997

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

Yes   X     No

The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1997 is:


 Common stock, par value $.01 per share        27,891,306
                (Class)                      (Outstanding)

                         INDEX

   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited).

           Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.

           Consolidated Statements of Income - Three months ended March 31, 1997 and 1996.

           Consolidated Statements of Changes in
           Shareholders' Equity - Three months ended
           March 31, 1997 and 1996.

           Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996.

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

  Item 5.  Other information.

  Item 6.  Exhibits and reports on Form 8-K.

       PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
       (In Thousands, Except Number of Shares and Per Share Data)
                              (Unaudited)
                                             March 31,    December 31,
                                               1997          1996
Assets
Cash and due from banks                    $  249,781     $  276,995
Federal funds sold                             24,000         83,000
Securities available for sale,
  at market value                           1,172,472      1,045,069
Loans held for sale, market value
  $118,610 and $103,790 respectively          118,417        103,270

Loans and leases:
  Residential real estate mortgages         1,166,347      1,176,874
  Commercial real estate mortgages            956,975        962,375
  Commercial business loans and leases        496,805        477,402
  Consumer loans and leases                 1,033,001      1,037,949
                                            3,653,128      3,654,600
  Less:  Allowance for loan and
    lease losses                               66,601         67,488
      Net loans and leases                  3,586,527      3,587,112
Premises and equipment                         72,269         73,956
Goodwill and other intangibles                 69,781         71,649
Mortgage servicing rights                      27,080         33,314
Other assets                                  137,709        124,033

                                           $5,458,036     $5,398,398

Liabilities and Shareholders' Equity
Deposits:
  Regular savings                          $  765,538     $  760,340
  NOW and money market accounts             1,016,072      1,023,448
  Certificates of deposit (including
    certificates of $100 or more of
    $238,596 and $232,880, respectively)    1,806,519      1,796,521
  Demand deposits                             557,907        604,980
    Total deposits                          4,146,036      4,185,289
Federal funds purchased                        17,000            ---
Securities sold under repurchase
  agreements                                  195,985        197,005
Borrowings from the Federal Home Loan
  Bank of Boston                              464,673        470,080
Other borrowings                               17,610         23,884
Other liabilities                              68,896         85,130
    Total liabilities                       4,910,200      4,961,388

Company obligated, mandatorily
  redeemable securities of subsidiary
  trust holding solely parent junior
  subordinated debentures                     100,000            ---

Shareholders' Equity:
Preferred stock (par value $0.01 per share,
  5,000,000 shares authorized, none issued)       ---            ---
Common stock (par value $0.01 per share,
  100,000,000 shares authorized,
  28,576,885 shares issued)                       286            286
Paid-in capital                               271,790        271,790
Retained earnings                             183,307        170,855
Net unrealized gain (loss) on securities
  available for sale                           (5,294)          (582)
Treasury stock at cost (152,163 shares and
  355,385 shares, respectively)                (2,253)        (5,339)
Total shareholders' equity                    447,836        437,010
                                           $5,458,036     $5,398,398

See accompanying Notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands, Except Number of Shares and Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  1997           1996
Interest and dividend income:
  Interest on loans and leases                $   83,742     $   67,930
  Interest on mortgage-backed investments         10,424          3,496
  Interest on other investments                    7,118          8,904
  Dividends on equity securities                     639            424

    Total interest and dividend income           101,923         80,754

Interest expense:
  Interest on deposits                            35,358         29,568
  Interest on borrowed funds                       8,852          6,047
    Total interest expense                        44,210         35,615
    Net interest income                           57,713         45,130
Provision for loan and lease losses                  ---            450
    Net interest income after provision
      for loan and lease losses                   57,713         44,689

Noninterest income:
  Customer services                                5,339          3,269
  Mortgage banking services                        4,231          3,364
  Trust and investment advisory services           1,887          1,644
  Net securities gains (losses)                        3            504
  Other noninterest income                           874            688
                                                  12,334          9,469

Noninterest expenses:
  Salaries and employee benefits                  21,183         18,238
  Occupancy                                        3,810          3,297
  Data processing                                  3,657          2,798
  Equipment                                        2,927          2,008
  Amortization of goodwill and deposit
    premiums                                       1,881            925
  Advertising and marketing                        1,520            993
  Distributions on securities of
    subsidiary trust                               1,510            ---
  Merger expenses                                    ---            453
  Other noninterest expenses                       6,746          5,870
                                                  43,234         34,582

Income before income tax expense                  26,813         19,576
Applicable income tax expense                      9,803          6,970
    Net income                                $   17,010     $   12,606

Weighted average shares outstanding           28,355,812     25,128,427
Earnings per share                            $     0.60     $     0.50



See accompanying Notes to Consolidated Financial Statements.

                   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In Thousands, Except Number of Shares and Per Share Data)
                                              (Unaudited)
                                                                      Net
                                       Par     Paid in   Retained  Unrealized   Treasury
                                      Value    Capital   Earnings  Gain (loss)   Stock       Total
Balances at December 31, 1995          $256   $224,268   $134,443    $ 3,763    $ (7,805)  $354,925

Treasury stock issued for employee
  benefit plans (83,971 shares at
  an average price of $8.75)             --         --       (215)        --       1,250      1,035

Change in unrealized gains (losses)
  on securities available for
  sale, net of tax                       --         --         --     (2,956)         --     (2,956)

Net income                               --         --     12,606         --          --     12,606

Cash dividends $0.14                     --         --     (3,455)        --          --     (3,455)

Balances at March 31, 1996             $256   $224,268   $143,379   $    807    $ (6,555)  $362,155


Balances at December 31, 1996          $286   $271,790   $170,855   $   (582)   $ (5,339)  $437,010

Treasury stock issued for employee
  benefit plans (207,222 shares at
  an average price of $11.52)            --         --        494         --       3,086      3,580

Change in unrealized gains (losses)
  on securities available for sale,
  net of tax                             --         --         --     (4,712)         --     (4,712)

Net income                               --         --     17,010         --          --     17,010

Cash dividends $0.18                     --         --     (5,052)        --          --     (5,052)

Balances at March 31, 1997             $286   $271,790   $183,307   $ (5,294)   $ (2,253)  $447,836


See accompanying Notes to Consolidated Financial Statements.


         PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                                1997          1996
Cash flows from operating activities:
  Net income                               $   17,010    $   12,606
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan losses                   ---           450
      Provision for depreciation                2,494         1,689
      Amortization of goodwill and other
        intangibles                             1,868           923
      Net (increase) decrease in net
        deferred tax assets                     3,894          (452)
      Net (gains) losses realized from sales
        of other real estate owned               (169)           54
      Net (gains) losses realized from sales
        of securities and consumer loans           (3)         (504)
      Net (gains) realized from sales of
        loans held for sale (a component
        of mortgage banking services)          (2,366)          510
      Net decrease (increase) in mortgage
        servicing rights                        6,234        (2,878)
      Proceeds from sales of loans held
        for sale                              334,191       233,363
      Residential loans originated and
        purchased for sale                   (346,972)     (251,079)
      Net decrease (increase) in interest
        and dividends receivable and
        other assets                          (14,046)          276
      Net increase (decrease) in other
        liabilities                           (17,911)        3,493

Net cash provided (used) by
  operating activities                     $  (15,776)   $   (1,549)

Cash flows from investing activities:
  Proceeds from sales of securities
    available for sale                     $   52,742    $   31,143
  Proceeds from maturities and principal
    repayments of securities available
    for sale                                  121,317       150,528
  Purchases of securities available
    for sale                                 (308,888)     (186,647)
  Net (increase) decrease in loans
    and leases                                  1,651      (239,570)
  Premiums paid on deposits purchased             ---       (18,231)
  Net additions to premises and equipment        (807)       (2,477)
  Proceeds from sales of other real
    estate owned                                1,189           545
  Net (increase) decrease in repossessed
    assets owned                                  378           498

Net cash provided (used) by
  investing activities                     $ (132,418)   $ (264,211)


See accompanying Notes to Consolidated Financial Statements.


         PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (In Thousands)
                              (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                                1997          1996
Cash flows from financing activities:
  Net increase (decrease ) in deposits     $  (39,253)   $  150,289
  Net increase (decrease) in securities
    sold under repurchase agreements           (1,020)      (16,283)
  Proceeds from Federal Home Loan Bank
      of Boston borrowings                     90,911       110,000
  Payments on Federal Home Loan Bank of
      Boston borrowings                       (96,318)      (71,002)
  Net increase (decrease) in other
    borrowings                                 (6,274)         (765)
  Proceeds from issuance of subsidiary
    trust                                      98,406           ---
  Sale of treasury stock                        3,580         1,035
  Cash dividends paid to shareholders          (5,052)       (3,455)


Net cash provided by financing
  activities                               $   44,980    $  169,819

Increase (decrease) in cash and cash
  equivalents                              $ (103,214)   $  (95,941)
  Cash and cash equivalents at beginning
    of period                                 359,995       289,191
  Cash and cash equivalents at end of
    period                                 $  256,781    $  193,250

Supplemental disclosures of information:
  Interest paid on deposits and borrowings $   45,129    $   34,002
    Income taxes paid                           3,004           371
    Income tax refunds                            852            38

Noncash investing transactions:

  Loans transferred to other real estate
    owned                                       2,538           790
  Loans originated to finance the sales of
    other real estate owned                     3,604           971
  Increases (decreases) resulting from
    SFAS No. 115:
      Securities available for sale            (7,429)       (4,588)
      Deferred income taxes - liabilities      (2,717)       (1,632)
      Net unrealized gain (loss) on
        securities available for sale          (4,712)       (2,956)




See accompanying Notes to Consolidated Financial Statements.


  PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1997



Note 1  -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1996 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending December 31, 1997. Certain amounts in prior periods have been reclassified to conform to the current presentation.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND
                           SUBSIDIARIES
                        PART I  -  ITEM 2



Management's Discussion and Analysis

Results have been restated for the acquisition of Bank of New Hampshire on April 2, 1996, which was accounted for as a pooling of interests. The results of Family Bank ("Family"), which was accounted for as a purchase, have been included from the date of acquisition, December 6, 1996.

On January 31, 1997, the Company issued, through a subsidiary trust, $100 million of 9.06% of Company obligated mandatorily redeemable securities (the Trust Capital
Securities).  See Capital for further details.


SUMMARY

Peoples Heritage Financial Group (the "Company") reported net income of $17.0 million, or $.60 per share, for the first quarter of 1997. This compares with $12.6 million, or $.50 per share, for the first quarter of 1996 and $15.5 million, or $.63 per share, for the fourth quarter of 1996. First quarter return on equity was 15.55%, which compared to 14.06% in the first quarter of 1996 and 16.83% in the fourth quarter of 1996. The first quarter return on assets was 1.28%, which compared to 1.24% for the same period in 1996 and 1.32% in the fourth quarter.

Earnings and profitability, when compared with the same period last year, increased due to 29% revenue growth, which was generated both internally and through acquisitions. Related expenses increased only 25%, as the Company improved efficiency. During the period, the Company's efficiency ratio, which measures overhead as a percent of revenue, improved from 63.08% in 1996 to 59.57% in 1997.

Compared to the fourth quarter, earnings increased 10%, primarily due to the contribution of two additional months resulting from the acquisition of Family. However, earnings per share and return on equity declined somewhat. These declines were due to higher average equity levels in the first quarter as a result of the shares issued to acquire Family late in the fourth quarter and the issuance of $100 million of Trust Capital Securities on January 31, 1997.
The Company expects that the $100 million share buyback authorized in the second quarter of 1997 will reduce average equity levels in future quarters. It is anticipated that such repurchases will have a favorable impact on return on equity and earnings per share.

Selected quarterly data is provided in Table 1.



TABLE 1  -  Selected Quarterly Data


                                  1997                           1996
(Dollars in Thousands)           First          Fourth     Third      Second       First

Net interest income            $ 57,713       $ 50,659    $ 47,944    $ 46,831    $ 45,139
Provision for loan losses           ---            ---         ---         450         450
Net interest income after
  loan loss provision            57,713         50,659      47,944      46,381      44,689

Non-interest income
  (excluding securities
  transactions)                  12,331          9,975       9,805       9,196       8,965
Securities transactions               3              4          (1)        ---         504
Non-interest expenses
  (excluding SAIF assessment
  and merger charges)            43,234         37,649      34,404      34,934      34,129
SAIF assessment and merger
  charges                           ---            ---       1,852       4,652         453

Income before income taxes       26,813         22,989      21,492      15,991      19,576
Income tax provision              9,803          7,450       7,300       5,848       6,970

        Net income             $ 17,010       $ 15,539    $ 14,192    $ 10,143    $ 12,606


Earnings per share             $   0.60       $   0.63    $   0.56    $  0.40     $   0.50

Return on average assets           1.28%          1.32%       1.29%      0.93%        1.24%

Return on average equity          15.55%         16.83%      15.21%     11.20%       14.06%

Efficiency ratio (1)              59.57%         62.09%      59.58%     62.35%       63.08%



(1) Excludes one-time SAIF assessment and merger charges and expenses related to company obligated, mandatorily redeemable securities of subsidiary trust holding solely parent junior subordinated debentures.


TABLE 2  -  Average Balances, Yields and Rates

                                                    1997                             1996
                                                    First                           Fourth
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                              (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,327,467  $ 25,954   7.82%    $1,180,109  $23,521   7.97%
  Commercial real estate mortgages          966,083    22,870   9.60        858,009   20,767   9.63
  Commercial loans and leases               479,822    11,467   9.69        445,582   10,581   9.45
  Consumer loans and leases               1,026,128    23,553   9.31        955,172   22,343   9.31
    Total loans and leases                3,799,500    83,844   8.91      3,438,872   77,212   8.93
Securities available for sale (3)         1,091,909    17,795   6.56        845,828   13,373   6.29
Federal funds sold                           25,340       430   6.88         29,859      467   6.22
    Total earning assets                  4,916,749   102,069   8.38      4,314,559   91,052   8.40
Nonearning assets                           471,757                         368,153
    Total assets                         $5,388,506                      $4,682,712

Interest-bearing deposits:
  Regular savings                           760,705    5,013    2.67        642,188    4,351   2.70
  NOW and money market accounts             980,957    6,166    2.55        902,006    5,899   2.60
  Certificates of deposit                 1,808,264   24,179    5.42      1,548,624   21,360   5.49
    Total interest-bearing deposits       3,549,926   35,358    4.04      3,092,818   31,610   4.07
Borrowed funds                              689,014    8,853    5.21        634,938    8,557   5.36
    Total interest bearing liabilities    4,238,940   44,211    4.23      3,727,756   40,167   4.29
Demand deposits                             549,552                         509,547
Other liabilities (3)                       105,182                          79,146
Securities of subsidiary trust               50,806                             ---
Shareholders' equity (3)                    444,026                         366,263
    Total liabilities and shareholders'
      equity                             $5,388,506                      $4,682,712

Net earning assets                       $  677,809                      $  586,803

Net interest income (fully-taxable
  equivalent)                                         57,858                           50,885
Less: fully-taxable equivalent adjustments              (145)                            (226)
   Net interest income                               $57,713                           50,659
Net interest rate spread (fully-taxable
  equivalent)                                                   4.15%                          4.11%
Net interest margin (fully-taxable equivalent)                  4.73%                          4.69%



(1)  Annualized.
(2)  Loans and leases includes loans held for sale.
(3)  Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 - (Cont'd)

                                                    1996                           1996
                                                    Third                         Second
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                             (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,117,953  $ 22,105   7.91%    $1,128,536  $ 22,272   7.89%
  Commercial real estate mortgages          820,851    20,127   9.75        828,358    19,876   9.65
  Commercial loans and leases               428,292    10,236   9.51        423,868    10,137   9.62
  Consumer loans and leases                 867,533    20,422   9.36        821,400    19,152   9.38
    Total loans and leases                3,234,629    72,890   8.96      3,202,162    71,437   8.97
Securities available for sale (3)           799,857    12,668   6.30        794,510    12,418   6.29
Federal funds sold                           16,129       186   4.59         39,622       452   4.59
    Total earning assets                  4,050,615    85,744   8.42      4,036,294    84,307   8.40
Nonearning assets                           343,924                         354,128
    Total assets                         $4,394,539                      $4,390,422

Interest-bearing deposits:
  Regular savings                           599,793     4,089   2.71        595,325     4,014   2.71
  NOW and money market accounts             859,895     5,607   2.59        864,797     5,532   2.57
  Certificates of deposit                 1,430,091    19,781   5.50      1,462,168    20,242   5.57
    Total interest-bearing deposits       2,889,779    29,477   4.06      2,922,290    29,788   4.10
Borrowed funds                              602,873     8,085   5.34        584,974     7,466   5.13
    Total interest bearing liabilities    3,492,652    37,562   4.28      3,507,264    37,254   4.27
Demand deposits                             463,251                         423,588
Other liabilities (3)                        65,805                          94,342
Securities of subsidiary trust                  ---                             ---
Shareholders' equity (3)                    372,831                         365,228
    Total liabilities and shareholders'
      equity                             $4,394,539                      $4,390,422

Net earning assets                       $  557,963                      $  529,030

Net interest income (fully-taxable
  equivalent)                                          48,182                          47,053
Less: fully-taxable equivalent adjustments               (238)                           (222)
   Net interest income                               $ 47,944                        $ 46,831
Net interest rate spread (fully-taxable
  equivalent)                                                   4.14%                          4.13%
Net interest margin (fully-taxable equivalent)                  4.73%                          4.69%



(1)  Annualized.
(2)  Loans and leases includes loans held for sale.
(3)  Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 (Cont'd)

                                                    1996
                                                    First
                                          Average             Yield/(1)
                                          Balance   Interest   Rate
                                           (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $  955,643  $ 19,459   8.14%
  Commercial real estate mortgages          821,072    20,360   9.97
  Commercial loans and leases               402,900     9,887   9.87
  Consumer loans and leases                 779,603    18,362   9.47
    Total loans and leases                2,959,218    68,068   9.25
Securities available for sale (3)           752,285    11,646   6.23
Federal funds sold                           93,232     1,235   5.33
    Total earning assets                  3,804,735    80,949   8.56
Nonearning assets                           272,408
    Total assets                         $4,077,143

Interest-bearing deposits:
  Regular savings                           575,680     3,979   2.78
  NOW and money market accounts             847,984     5,745   2.72
  Certificates of deposit                 1,406,904    19,843   5.67
    Total interest-bearing deposits       2,830,568    29,567   4.20
Borrowed funds                              450,311     6,048   5.40
Total interest bearing liabilities        3,280,879    35,615   4.37
Demand deposits                             395,453
Other liabilities (3)                        43,838
Securities of subsidiary trust                  ---
Shareholders' equity (3)                    356,973
    Total liabilities and shareholders'
      equity                             $4,077,143

Net earning assets                       $  523,856

Net interest income (fully-taxable
  equivalent)                                          45,334
Less: fully-taxable equivalent adjustments               (195)
  Net interest income                                $ 45,139
Net interest rate spread (fully-taxable
  equivalent)                                                   4.19%
Net interest margin (fully-taxable equivalent)                  4.79%



(1)  Annualized.
(2)  Loans and leases includes loans held for sale.
(3)  Excludes effect of unrealized gains or losses on securities available for sale.


EARNING ASSETS

The discussion and analysis that follows is based upon information set forth in Table 2 regarding average balances, yields and rates.

Loans

Average loans of $3.8 billion rose $840.3 million from a year earlier and $360.6 million from the fourth quarter primarily as a result of the Family acquisition and internal growth in consumer and residential loans. Loans as a percent of average earning assets fell from 79.7% at the end of 1996 to 77.3%, due to the 54.4% ratio of Family at the time of acquisition. The Company expects to increase Family's percentage of loans to earning assets in the future as this acquisition is assimilated.

Average residential real estate loans (which includes loans held for sale) of $1.3 billion grew 38.9% from last year and 12.5% from the fourth quarter, primarily due to $189.6 million of Family loans included as of December 6, 1996 and $216.4 million obtained as part of the acquisition on February 16, 1996 of five branches from Fleet Bank NH (the "Branch Acquisition"). Excluding these acquisitions, annual growth was 8.7% and annualized growth from the fourth quarter was 1.3%. The growth represents an increase in originations from the retail and correspondent networks.

First quarter originations were $428.1 million, of which $339.1 million represented correspondent production. This compares to $268.4 million and $182.5 million, respectively, in the first quarter of 1996 and $386.2 million and $268.4 million, respectively, in the fourth quarter. Mortgage originations, particularly refinancings, are highly dependent upon interest rates. At March 31, 1997, 46% of portfolio loans were fixed rate and 54.0% were variable rate. Portfolio adjustable rate loans are generally indexed 3.50% above the 1-year constant maturity treasury (CMT), after an initial below market rate.

Average commercial loans of $479.8 million grew 19% from last year and 8% from the fourth quarter, primarily due to $49.9 million of Family loans included from December 6, 1996. Excluding Family, annual growth of 9% resulted from the Company's focus on lending to sound, small and medium size business customers within its geographic markets. Excluding Family, outstanding commercial loans were unchanged as compared with the fourth quarter, reflecting normal seasonal activity in northern New England. The average yield on commercial loans declined from 9.87% during the first quarter of 1996 to 9.69% during the first quarter of 1997 reflecting increased competition.

Average commercial real estate loans of $966.1 million increased 18% from last year and 13% from the fourth quarter, primarily due to $151.2 million of Family loans included as of December 6, 1996. Excluding Family, commercial real estate loans declined 2% from last year and 1% from the fourth quarter, as management continues to reduce commercial real estate as a percent of total loans.

The average yield on commercial real estate loans declined from 9.97% during the first quarter of 1996 to 9.60% during the first quarter of 1997 reflecting increased competition.

Average consumer loans grew 30% from last year and 6% from the fourth quarter, primarily due to $79.1 million of Family loans included from December 6, 1996. Excluding Family, annual growth of 20% resulted primarily from an increase in home equity and indirect installment loans. Mobile home loan blanaces continue to decline as the Company has de-emphasized this product. The average yield on consumer loans declined from 9.47% during the first quarter of 1996 to 9.31% during the first quarter of 1997 reflecting both a change in the mix of consumer loans and increased competition.

Securities Available for Sale and Other Earning Assets

The Company's $1.2 billion securities portfolio at March 31, 1997 consisted of AAA rated securities, primarily mortgage-backed securities and U.S. Treasury securities or equivalent rated securities. Average securities increased 45% from last year and 29% from the fourth quarter, primarily as a result of $393.5 million of Family securities included as of December 6, 1996. The average securities yield was 6.56% for the first quarter of 1997, as compared to 6.23% for the first quarter of 1996 and 6.29% for the fourth quarter. The increased yield was due to reinvesting maturing U.S. Treasury securities into higher-yielding mortgage-backed securities, higher market interest rates and the addition of higher yielding securities at Family Bank.

At March 31, 1997, the available-for-sale portfolio had a $5.3 million net unrealized loss, compared to a net unrealized gain of $1.2 million and a net unrealized loss of $1.1 million at March 31, 1996 and December 31, 1996, respectively. The decline in market value was due to increases in market interest rates in the first quarter.
The Company does not have any intention at this time to sell these securities and believes that the declines are temporary.


DEPOSITS AND OTHER FUNDING SOURCES

Deposits

Average deposits of $4.1 billion increased 27% from the first quarter of last year and 14% from the fourth quarter primarily as a result of $774.6 million of Family deposits and $160.9 million of deposits acquired in conjunction with the Branch Acquisition on February 16, 1996. At March 31, 1997, the ratio of loans to deposits stood at 88%, down from 90% at March 31, 1996 but up from 87% at December 31, 1996. This is primarily the result of the acquisition of Family which had a loan to deposit ratio of 60.6%.

Average transaction accounts (demand deposit, NOW and money market accounts) of $1.5 billion were up 23% from last year and 8% from the fourth quarter. Excluding Family and the Branch Acquisition, annual growth in transaction accounts was 3%, which was due to the Company's increased marketing of these lower cost accounts. Excluding Family, transaction accounts declined 3% during the first quarter compared with the fourth quarter of 1996 due to normal seasonal outflows. The average rate paid on NOW and money market accounts declined from 2.72% during the first quarter of 1996 to 2.55% during the first quarter of 1997 due to an increase in lower yielding NOW accounts.

Average savings and time deposit balances of $2.6 billion increased 29.6% from last year and 17.3% from the fourth quarter primarily due to $685.9 million of Family deposits.
The average rate paid on savings accounts has remained relatively flat, while the rate paid on time deposits has slightly decreased.

Other Funding Sources

The Company's primary source of funding, other than deposits, is the Federal Home Loan Bank ("FHLB"). Average FHLB borrowings for the first quarter were $464.1 million, compared with $256.1 for the first quarter of last year and $431.0 for the fourth quarter. FHLB borrowings increased from the first quarter of 1996 because growth in earning assets exceeded growth in deposits, while the increase from the fourth quarter of 1996 was attributable primarily to the Family acquisition. FHLB borrowings are secured by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by 1-4 family properties, certain unencumbered securities and other qualified assets. At March 31, 1997, FHLB borrowings amounted to at $464.7 million. The Company's estimated additional borrowing capacity with the FHLB at March 31, 1997 was $803.4 million.


ASSET-LIABILITY MANAGEMENT

Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities contained on the Company's balance sheet. The impact of changes in interest rates on the Company's net interest income represents its level of interest rate risk. The Company analyzes the future impact on net interest income as a result of changing interest rates based on projections, including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically. The results of this analysis indicates that the Company is relatively rate neutral within a twelve month period. Management estimates that an instantaneous 2% change in interest rates would have less than a 3% impact on net interest income over a twelve month period. This assessment is based on management's ability to exert some control with respect to the extent and timing of the change in rates paid on the Company's interest-bearing deposits. The Company's methods for analyzing the effects of changes in interest rates on its operations incorporate assumptions concerning, among other things, the amortization and prepayment of assets and liabilities. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The primary objective of the Company's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The Liquidity and Funds Management Committee sets specific rate-sensitivity limits for the Company. The Committee monitors and adjusts the Company's exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Management strives to minimize the negative impact on net interest income caused by changes in interest rates. At this time, management believes the Company's asset-liability mix is sufficiently balanced within a broad range of interest rate scenarios to minimize the impact of significant rate movements.

The Company controls its interest rate risk by managing the level and duration of certain on-balance-sheet assets and liabilities. The Company does not currently use off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position.

The Company has, however, purchased interest rate floors tied to the CMT index to mitigate the prepayment risk associated with mortgage servicing rights (see " Non-Interest Income" for further details). The value of the CMT floors is inversely related to movements in interest rates, while the value of the servicing rights is positively related to movements in interest rates. When rates decline, people are more likely to refinance their mortgages, which reduces the value of the servicing rights to the Company. When rates increase, the opposite is true. While not accorded hedge accounting treatment due to the uncertainty of strict correlation, in the event that interest rates fall, any resulting increase in the value of the CMT floors are intended to offset, in part, the prospective impairment of the servicing rights. The CMT floors are carried at market value of $112 thousand and are included in other assets. The CMT floors reduced mortgage banking income by $166 thousand, $94 thousand, and $128 thousand in the first quarter of 1997, the first quarter of 1996, and the fourth quarter of 1996, respectively.


NET INTEREST INCOME

The Company's taxable-equivalent net interest income, which represented 83% of revenues, was $57.9 million in the first quarter, up 28% from the first quarter of 1996 and 14% from the fourth quarter. The increases primarily reflect higher earning assets as a result of the Family and Branch acquisitions. Table 3 shows the changes from the first quarter of 1996 to the first quarter of 1997 in tax equivalent net interest income by category due to rate and volume.


TABLE 3  -  Rate Volume Analysis

Three Months Ended March 31, 1997 vs. Three Months Ended
March 31, 1996




                                      Quarterly
                           Change from Previous year due to:
                                                     Total
                              Volume     Rate (1)    Change
                                (Dollars in Thousands)
Interest income:
  Loans and leases           $19,168    $(3,392)    $15,776
  Securities available
    for sale                   5,214        935       6,149
  Federal funds sold            (892)        87        (805)
      Total interest income   23,490     (2,370)     21,120

Interest expense:
  Deposits
    Regular savings            1,268       (234)      1,034
    NOW and money market
      accounts                   893       (472)        421
    Certificates of deposit    5,615     (1,279)      4,336
      Total deposits           7,776     (1,985)      5,791

  Borrowed funds               3,179       (374)      2,805
      Total interest
        expense               10,955     (2,359)      8,596

Net interest income (fully
    taxable equivalent)      $12,535    $   (11)    $12,524


(1) Includes changes in interest income and expense not due solely to volume or rate changes.


The first quarter of 1997 net interest margin was 4.73% compared to 4.79% in the first quarter of 1996 and 4.69% in the fourth quarter. The 6 basis point annual decline was due primarily to the acquisition of Family, whose net interest margin was significantly lower than the Company's.
Securities made up 41% of Family's earning assets at the date of acquisition. It is anticipated that the Company's net interest margin will benefit as the Company is able to deploy those securities into higher yielding loans. In addition, the Company 's net interest income benefited by approximately $1.1 million from the issuance of $100.0 million of Trust Capital Securities on January 31, 1997.


NON-INTEREST INCOME

First quarter non-interest income of $12.3 million increased 30% from the first quarter of 1996 and 24% from the fourth quarter. The increases were attributable to the Family and Branch acquisitions, as well as internal initiatives to increase non-interest income.

Customer services income of $5.3 million increased 63% from the first quarter of last year and 20% from the fourth quarter. Excluding Family, the 2% increase was attributable to growth in the number of transaction accounts and an increase in ATM charges. Growth from the fourth quarter was primarily the result of the acquisition of Family.

Mortgage banking services income of $4.2 million increased
26% from last year and 37% from the fourth quarter. The first quarter of 1997 included a $1.3 million gain from the sale of servicing rights, compared to $200 thousand in the first quarter of 1996 and $236 thousand in the fourth quarter. The gain in the first quarter of 1997 resulted from the sale of $11.3 million of mortgage servicing rights related to $766.5 million of residential mortgages serviced for investors. The Company expects to continue to sell servicing rights periodically in the future in order to manage the size of its servicing asset. Mortgage servicing rights amounted to $27.1 million at March 31, 1997, which was 17% higher than a year earlier, but 19% lower than at year end. See Table 4 for details.


TABLE 4  -  Mortgage Banking



                                      At or for the Three Months Ended
                      March 31,   December 31,  September 30,    June 30,     March 31,
                        1997         1996           1996           1996          1996
                                           (Dollars in Thousands)
Residential mortgages
  serviced for
  investors at end
  of period           $3,346,804   $3,227,659    $2,953,213    $2,819,545    $2,701,552

Residential mortgage
  sales income        $    1,113   $    1,722    $    1,419    $    1,550    $    1,332

Residential mortgage
  servicing income         1,865        1,132         1,247         1,621         1,832

Gain on sale of
  mortgage servicing       1,253          236           649           ---           200

    Total             $    4,231   $    3,090    $    3,315    $    3,171    $    3,364




Trust and investment advisory services income of $1.9 million increased 15% from the first quarter of 1996 and 6% from the fourth quarter. Assets under management amounted to $1.2 billion at March 31, 1997, an increase of $16.4 million from December 31, 1996.

The Company recorded securities gains of $3 thousand during the first quarter of 1997 as compared to $504 thousand in the first quarter of 1996 and $4 thousand in the fourth quarter.


NON-INTEREST EXPENSE

Non-interest expense of $43.2 million increased 25% from the first quarter of 1996 and 15% from the fourth quarter primarily as a result of the Family acquisition and the issuance of the Trust Capital Securities. Excluding these two items, non-interest expense would have decreased 1% and 3%, respectively, as a result of efficiencies created in the Bank of New Hampshire transaction. Reflecting this, the first quarter efficiency ratio, which excludes distributions on the Trust Capital Securities, fell to 59.57%. This compares to 63.08% in the first quarter of 1996 and 62.09% in the fourth quarter.

Salaries and benefits expense of $21.2 million increased 16% from last year and 10% from the fourth quarter. Excluding Family, salaries and benefits would have increased 2% from last year and would have been unchanged as compared with the fourth quarter. First quarter full-time equivalent employees were 2,365, compared to 2,003 for the same period last year and 2,307 for the fourth quarter.

Data processing expense increased 31% from last year. In addition to Family, much of this increase was due to the fact that Bank of New Hampshire data processing was outsourced in the second quarter of 1996. Accordingly, the salaries, occupancy, and other costs of those operations are now data processing expense.

Occupancy expense increased 16% from the first quarter of last year and was 28% higher than the fourth quarter, due primarily to the acquisition of Family. At March 31, 1997, the Company had 132 full-service banking offices, of which 7 were supermarket branches. This compared to 111 and 2 at March 31, 1996, respectively, and 132 and 6 at December 31, 1996, respectively.

Equipment expense increased 46% from the first quarter of last year and was 28% higher than the fourth quarter, due primarily to Family as well as the expansion of the Company's branch and ATM networks and continued investments in computer-related technology.

Amortization of goodwill and deposit premiums during the first quarter of 1997 increased 103% from the first quarter of 1996 and 30% from the fourth quarter. The increases were directly related to the Branch Acquisition during the first quarter of 1996 and the purchase of Family during the fourth quarter of 1996.

Advertising and marketing expenses increased 53% from the first quarter of 1996 and was 7% higher than the fourth quarter. The increases were related in large part to the addition of Family but also reflected the Company's efforts to promote its products and services in an increasingly competitive market for financial services.



TABLE 5  -  Other Non-Interest Expenses





                                    1997         1996       1996        1996        1996
                                    First       Fourth      Third       Second      First
                                   Quarter      Quarter    Quarter      Quarter    Quarter
                                                   (Dollars in Thousands)
Postage and freight                $1,070       $  765     $  825       $  673     $  815
Telephone                           1,005        1,215        921          838        677
Office supplies                       824        1,009        755          677        677
Deposits and other assessments        372          111      2,270 (1)      324        345
Collection and carrying costs
  of non-performing assets            213          189        502          378        504
Other                               3,262        3,284      2,191        4,339      2,852

                                   $6,746       $6,573     $7,464       $7,229     $5,870



(1) Third quarter 1996 includes a $1.9 million one-time Savings Association Insurance Fund
("SAIF") assessment.



TAXES

The first quarter effective tax rate of 37% compares to 36% in the first quarter of 1996 and 32% in the fourth quarter. The most significant factors are the timing of Maine investment tax credits and increased non-deductible goodwill as a result of the Family acquisition.


ASSET QUALITY

As shown in Table 6, nonperforming assets were $51.1 million at March 31, 1997, which represented 0.94% of total assets. This compares favorably to $53.9 million or 1.27% at March 31, 1996 and $54.3 million or 1.01% at December 31, 1996. The declines were due primarily to continued workout efforts on non-performing loans, sales of other real estate owned ("OREO") properties and fewer loans being placed on non-accrual status as a result of the strong economy.

TABLE 6  --  Nonperforming Assets
                                                    March 31,  Dec. 31,  Sept.30,  June 30,  March 31,
                                                      1997       1996      1996      1996      1996
                                                                 (Dollars in Thousands)
Residential real estate loans:
  Nonaccrual loans                                  $ 5,053    $ 3,867   $ 3,901   $ 5,032    $ 6,089
  Accruing loans which are 90 days overdue            3,886      5,560     3,528     2,238      3,800
    Total                                             8,939      9,427     7,429     7,270      9,889

Commercial real estate mortgages:
  Nonaccrual loans                                   15,854     15,270    16,233    15,628     16,917
  Accruing loans which are 90 days overdue              ---        ---       ---       ---        128
  Troubled debt restructurings                        1,473      1,581     1,691     1,878      1,793
    Total                                            17,327     16,851    17,924    17,506     18,838

Commercial business loans and leases:
  Nonaccrual loans                                    6,875      8,016     7,688     7,567      5,631
  Accruing loans which are 90 days overdue              ---        ---       ---       ---        111
  Troubled debt restructurings                          199        579       614     1,114      1,349
    Total                                             7,074      8,595     8,302     8,681      7,091

Consumer loans and leases:
  Nonaccrual loans                                    6,439      5,097     4,505     4,368      4,099
  Accruing loans which are 90 days overdue            1,934      2,478     1,595       602      1,051
    Total                                             8,373      7,575     6,100     4,970      5,150

Total nonperforming loans:
  Nonaccrual loans                                   34,221     32,250    32,327    32,595     32,736
  Accruing loans which are 90 days overdue            5,820      8,038     5,123     2,840      5,090
  Troubled debt restructurings                        1,672      2,160     2,305     2,992      3,142
    Total                                            41,713     42,448    39,755    38,427     40,968

Other nonperforming assets:
  Other real estate owned, net of related
    reserves                                          7,390     10,000     9,674    10,033     11,089
  Repossessions, net of related reserves              1,964      1,819     1,572     1,316      1,865
    Total other nonperforming assets                  9,354     11,819    11,246    11,349     12,954

Total nonperforming assets                          $51,067    $54,267   $51,001   $49,776    $53,922

Total nonperforming loans as a percentage
  of total loans (1)                                  1.14%      1.16%     1.25%     1.23%     1.36%

Total nonperforming assets as a percentage
  of total assets                                     0.94%      1.01%     1.14%     1.14%     1.27%

Total nonperforming assets as a percentage
  of total loans (1) and total other
  nonperforming assets                                1.39%      1.48%     1.60%     1.59%     1.67%

(1) Exclusive of loans held for sale.

The Company has reduced its exposure to commercial real estate from 33% of total loans at December 31, 1991 to 26% at March 31, 1997 and anticipates maintaining this portfolio at or below this level.

The commercial business portfolio, which represented 14% of loans at March 31, 1997, is not concentrated in any single industry, but reflects the broad-based economies of Maine, New Hampshire and northeastern Massachusetts. The Company's commercial business loans are generally to small and medium size businesses located within its geographic market area.

The Company's residential loans are generally secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At March 31, 1997, 0.77% of the Company's residential loans were non-performing, as compared with 1.00% at March 31, 1996 and 0.80% at December 31, 1996.

At March 31, 1997, the Company's consumer loan portfolio included 36% home equity loans, 20% automobile loans, 20% mobile home loans and 24% of other loan types. At March 31, 1997, 0.81% of consumer loans were non-performing. This compares to 0.65% at March 31, 1996 and 0.50% at December 31, 1996.

Net Charge-offs

As shown in Table 7, first quarter net charge-offs were $887 thousand or nine basis points of average loans and leases outstanding. This compares to $202 thousand or three basis points for the first quarter of 1996 and $1.2 million or fourteen basis points for the fourth quarter.

TABLE 7  -  Allowance for Loan and Lease Losses

                                       1997         1996       1996        1996         1996
                                       First       Fourth      Third       Second       First
                                      Quarter      Quarter    Quarter      Quarter     Quarter
                                                         (Dollars in Thousands)
Average loans and leases outstanding
  during the period (1)             $3,799,500   $3,438,872  $3,234,629  $3,202,162  $2,959,218

Allowance at beginning of period    $   67,488   $   61,663  $   63,654  $   65,533  $   60,975

Additions due to acquisitions
  and purchases                            ---        7,055         ---         ---       4,310

Charge-offs:
  Residential real estate
    mortgages                              516          582         495       1,163         434
  Commercial real estate mortgages         261        5,064       1,658       1,158         888
  Commercial businesss loans
    and leases                             323        1,211         249         679         855
  Consumer loans and leases              1,568        1,182         722       1,092         741
      Total loans charged off            2,668        8,039       3,124       4,092       2,918

Recoveries:
  Residential real estate
    mortgages                               90           97          93         248          62
  Commercial real estate mortgages         890        5,721         591       1,169       2,060
  Commercial business loans
    and leases                             574          780         245          92         420
  Consumer loans and leases                227          211         204         254         174
      Total loans recovered              1,781        6,809       1,133       1,763       2,716
  Net charge-offs                          887        1,230       1,991       2,329         202

Additions charged to operating
  expenses                                 ---          ---         ---         450         450
Allowance at end of period          $   66,601   $   67,488  $   61,663  $   63,654  $   65,533

Ratio of net charge-offs to average
  loans and leases outstanding
  during the period-annualized (1)       0.09%        0.14%       0.25%       0.29%       0.03%


Ratio of allowance to total loans
  and leases at end of period (2)        1.82%        1.85%       1.94%       2.04%       2.17%

Ratio of allowance to nonperforming
  loans at end of period               159.67%      158.99%     155.11%     165.65%     159.96%

(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Excludes loans held for sale.

Provision/Allowance for Loan Losses

The Company did not record a division for loan losses for either the first quarter of 1997 or the fourth quarter of 1996. The provision for the first quarter of 1996 was $450 thousand.

At March 31, 1997, the allowance for loan and lease losses amounted to $66.6 million or 1.82% of loans, as compared to 2.17% at March 31, 1996 and 1.85% at December 31, 1996.
Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

The ratio of allowance for loan losses to non-performing loans was 160% at March 31, 1997, which remained relatively unchanged from year end and at the end of the first quarter 1996.


LIQUIDITY

For banks, liquidity represents the ability to meet both loan commitments and deposit withdrawals. Funds to meet these needs generally can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional in-market deposit sources, the Company has many other sources of liquidity, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and other non-relationship funding sources, such as FHLB borrowings, senior or subordinated debt, commercial paper and wholesale purchased funds.

Management believes that the high proportion of residential and installment consumer loans in the Company's loan portfolio provides it with an additional amount of contingent liquidity through the conventional securitization programs that exist today. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.


CAPITAL

At March 31, 1997, shareholders' equity totaled $448 million.
In addition, in January 1997, a subsidiary trust of the Company issued $100 million of Trust Capital Securities which mature in 2027 and which qualify as Tier 1 Capital. The Company declared an $.18 per share dividend for the first quarter, representing a 30% dividend payout ratio. On April 16, 1997, the Company's Board of Directors approved the repurchase of up to $100 million of its Common Stock on the open market.

The Company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets. Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 8. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

The Company's banking subsidiaries also are subject to federal regulatory capital requirements. At March 31, 1997, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency.


TABLE 8  -  Regulatory Capital Requirements


                                                               For Capital
                                            Actual          Adequacy Purposes         Excess
                                        Amount    Ratio      Amount    Ratio      Amount    Ratio
                                                          (Dollars in Thousands)

As of March 31, 1997:

Total capital (to risk weighted
  assets)                              $523,149   15.36%     $272,399    8.00%    $250,750    7.36%
Tier 1 capital (to risk
  weighted assets)                     $480,290   14.11%     $136,199    4.00%    $344,091   10.11%
Tier 1 leverage capital ratio
  (to average assets)                  $480,290    9.05%     $212,319    4.00%    $267,971    5.05%


As of December 31, 1996:

Total capital (to risk weighted
  assets)                              $409,144   12.24%    $267,428     8.00%    $141,716    4.24%
Tier 1 capital (to risk
  weighted assets)                     $367,041   10.98%    $133,714     4.00%    $233,327    6.98%
Tier 1 leverage capital ratio
  (to average assets)                  $367,041    7.96%    $184,445     4.00%    $182,596    3.96%



IMPACT OF NEW ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share." This Statement requires disclosure of "basic" and "diluted" earnings per share. The Statement is required to be implemented retroactively in the fourth quarter of 1997. The Company's current reported earnings per share is the same as "basic." The Company estimates that diluted earnings per share will be lower by less than 3% than the current reported earnings per share.

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

Item 5.  Other Information.

Item 6.  Exhibits and reports on Form 8-K.

(a) On January 23, 1997, the Company filed a report on Form 8-K regarding the press release for the 1996 earnings.

(b) On January 29, 1997, the Company filed a report on Form 8-K regarding the sale of $100 million of 9.06% Capital Securities.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                           PEOPLES HERITAGE FINANCIAL GROUP, INC.




Date    May 14, 1997       By:
                                William J. Ryan
                                Chairman, President and
                                Chief Executive Officer




Date    May 14, 1997        By:
                                 Peter J. Verrill
                                 Executive Vice President,
                                 Chief Operating Officer and
                                 Chief Financial Officer
                                 (principal financial and
                                 accounting officer)

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                          PEOPLES HERITAGE FINANCIAL GROUP, INC.



                                 /s/ William J. Ryan
Date    May 14, 1997        By:
                                 William J. Ryan
                                 Chairman, President and
                                 Chief Executive Officer



                                 /s/ Peter J. Verrill
Date    May 14, 1997        By:
                                 Peter J. Verrill
                                 Executive Vice President,
                                 Chief Operating Officer and
                                 Chief Financial Officer
                                 (principal financial and
                                 accounting officer)