Form 10-Q
period 1997-06-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1997-08-14
CIK 829750

FORM 10-Q

                       UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended June 30, 1997

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

Yes   X     No

The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 1997 is:


 Common stock, par value $.01 per share       27,457,107
                (Class)                      (Outstanding)

                         INDEX

   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited).

           Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.

           Consolidated Statements of Income - Three months ended June 30, 1997 and 1996; six months ended
           June 30, 1997 and 1996.

           Consolidated Statements of Changes in
           Shareholders' Equity - Six months ended
           June 30, 1997 and 1996.

           Consolidated Statements of Cash Flows -
           Six months ended June 30, 1997 and 1996.

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

  Item 5.  Other information.

  Item 6.  Exhibits and reports on Form 8-K.

        PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
       (In Thousands, Except Number of Shares and Per Share Data)
                              (Unaudited)
                                             June 30,     December 31,
                                               1997          1996
Assets
Cash and due from banks                    $  295,610     $  276,995
Federal funds sold                                ---         83,000
Securities available for sale,
  at market value                           1,169,169      1,045,069
Loans held for sale, market value
  $140,801 and $103,790 respectively          137,466        103,270

Loans and leases:
  Residential real estate mortgages         1,140,017      1,176,874
  Commercial real estate mortgages            984,179        962,375
  Commercial business loans and leases        536,108        477,402
  Consumer loans and leases                 1,094,507      1,037,949
                                            3,754,811      3,654,600
  Less:  Allowance for loan and
    lease losses                               64,783         67,488
      Net loans and leases                  3,690,028      3,587,112
Premises and equipment                         71,296         73,956
Goodwill and other intangibles                 67,895         71,649
Mortgage servicing rights                      34,426         33,314
Other assets                                  125,290        124,033

                                           $5,591,180     $5,398,398

Liabilities and Shareholders' Equity
Deposits:
  Regular savings                          $  746,584     $  760,340
  NOW and money market accounts             1,019,645      1,023,448
  Certificates of deposit (including
    certificates of $100 or more of
    $243,128 and $232,880, respectively)    1,796,653      1,796,521
  Demand deposits                             651,074        604,980
    Total deposits                          4,213,956      4,185,289
Federal funds purchased                        56,105            ---
Securities sold under repurchase
  agreements                                  231,713        197,005
Borrowings from the Federal Home Loan
  Bank of Boston                              482,779        470,080
Other borrowings                               17,762         23,884
Other liabilities                              57,143         85,130
    Total liabilities                       5,059,458      4,961,388

Company obligated, mandatorily
  redeemable securities of subsidiary
  trust holding solely parent Company
  junior subordinated debentures              100,000            ---

Shareholders' Equity:
Preferred stock (par value $0.01 per share,
  5,000,000 shares authorized, none issued)       ---            ---
Common stock (par value $0.01 per share,
  100,000,000 shares authorized,
  28,576,885 shares issued)                       286            286
Paid-in capital                               271,790        271,790
Retained earnings                             196,293        170,855
Net unrealized gain (loss) on securities
  available for sale                              354           (582)
Treasury stock at cost (1,206,208 shares
  and 355,385 shares, respectively)           (37,001)        (5,339)
Total shareholders' equity                    431,722        437,010
                                           $5,591,180     $5,398,398

See accompanying Notes to Consolidated Financial Statements.

            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (In Thousands, Except Number of Shares and Per Share Data)
                             (Unaudited)

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                  1997        1996         1997         1996

Interest and dividend income:
  Interest on loans and
    leases                      $86,363     $71,292     $170,105     $139,222
  Interest on mortgage-backed
    investments                  11,751       4,011       22,175        7,507
  Interest on other investments   6,782       8,294       13,900       17,198
  Dividends on equity
    securities                      564         488        1,203          912

    Total interest and
      dividend income           105,460      84,085      207,383      164,839

Interest expense:
  Interest on deposits           35,602      29,788       70,960       59,356
  Interest on borrowed funds      9,933       7,466       18,785       13,513
    Total interest expense       45,535      37,254       89,745       72,869
    Net interest income          59,925      46,831      117,638       91,970
Provision for loan and lease
  losses                            ---         450          ---          900
    Net interest income after
      provision for loan and
      lease losses               59,925      46,381      117,638       91,070

Noninterest income:
  Customer services               5,763       3,647       11,102        6,916
  Mortgage banking services       3,542       3,171        7,773        6,535
  Trust and investment
    advisory services             2,276       1,880        4,163        3,524
  Net securities gains              ---         ---            3          504
  Other noninterest income          791         498        1,665        1,186
                                 12,372       9,196       24,706       18,665

Noninterest expenses:
  Salaries and employee
    benefits                     22,090      17,393       43,273       35,631
  Data processing                 3,510       2,971        7,167        5,769
  Occupancy                       3,073       3,102        6,883        6,399
  Equipment                       2,831       1,983        5,758        3,991
  Distributions on securities
    of subsidiary trust           2,265         ---        3,775          ---
  Amortization of goodwill and
    deposit premiums              1,886       1,251        3,772        2,174
  Advertising and marketing       1,568       1,005        3,088        1,999
  Merger expenses                   ---       4,652          ---        5,105
  Other noninterest expenses      7,382       7,229       14,123       13,100
                                 44,605      39,586       87,839       74,168

Income before income tax
  expense                        27,692      15,991       54,505       35,567
Applicable income tax
  expense                         9,904       5,848       19,707       12,818
    Net income                  $17,788     $10,143     $ 34,798     $ 22,749
Weighted average shares
  outstanding                27,785,362  25,169,568   28,067,162   25,149,123
Earnings per share              $  0.64     $  0.40      $  1.24     $   0.90


See accompanying Notes to Consolidated Financial Statements.

                   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In Thousands, Except Number of Shares and Per Share Data)
                                              (Unaudited)
                                                                      Net
                                       Par     Paid in   Retained  Unrealized   Treasury
                                      Value    Capital   Earnings  Gain (loss)   Stock       Total
Balances at December 31, 1995          $256   $224,268   $134,443    $ 3,763    $ (7,805)  $354,925

Treasury stock issued for employee
  benefit plans (102,396 shares at
  an average price of $8.86)             --         --       (242)        --       1,525      1,283

Change in unrealized gains (losses)
  on securities available for
  sale, net of tax                       --         --         --     (4,922)         --     (4,922)

Net income                               --         --     22,749         --          --     22,749

Cash dividends $0.31                     --         --     (7,775)        --          --     (7,775)

Balances at June 30, 1996              $256   $224,268   $149,175   $ (1,159)   $ (6,280)  $366,260


Balances at December 31, 1996          $286   $271,790   $170,855   $   (582)   $ (5,339)  $437,010

Treasury stock issued for employee
  benefit plans (260,970 shares at
  an average price of $11.53)            --         --        667         --       3,887      4,554

Treasury stock purchased
  (1,111,800 shares at an average
  price of $31.97)                       --         --         --         --     (35,549)   (35,549)

Change in unrealized gains (losses)
  on securities available for sale,
  net of tax                             --         --         --        936          --        936

Net income                               --         --     34,798         --          --     34,798

Cash dividends $0.36                     --         --    (10,027)        --          --    (10,027)

Balances at June 30, 1997              $286   $271,790   $196,293   $    354    $(37,001)  $431,722


See accompanying Notes to Consolidated Financial Statements.

         PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                              1997           1996

Cash flows from operating activities:
  Net income                               $   34,798     $   22,749
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan and lease losses         ---            900
      Provision for depreciation                5,072          3,466
      Amortization of goodwill and other
        intangibles                             3,754          2,174
      Net decrease (increase) in mortgage
        servicing rights                       (1,112)        (6,017)
      Net decrease in net deferred tax
        assets                                  3,894          1,426
      Net (gains) losses realized from
        sales of other real estate owned         (493)            60
      Net (gains) losses realized from sales
        of securities and consumer loans           (3)          (505)
      Net (gains) realized from sales of
        loans held for sale (a component
        of mortgage banking services)          (3,983)        (3,082)
      Proceeds from sales of loans held
        for sale                              769,040        496,517
      Residential loans originated and
        purchased for sale                   (799,253)      (488,413)
      Net decrease (increase) in interest
        and dividends receivable and
        other assets                           (2,692)         2,065
      Net increase (decrease) in other
        liabilities                           (32,918)         3,554

Net cash provided (used) by
  operating activities                     $  (23,896)    $   34,894

Cash flows from investing activities:
  Proceeds from sales of securities
    available for sale                         58,312         31,144
  Proceeds from maturities and principal
    repayments of securities available
    for sale                                  216,250        265,360
  Purchases of securities available
    for sale                                 (397,186)      (294,017)
  Net increase in loans and leases           (100,624)      (335,410)
  Premiums paid on deposits purchased             ---        (18,231)
  Net additions to premises and equipment      (2,412)        (4,802)
  Proceeds from sales of other real
    estate owned                                1,618          2,938
  Net decrease in repossessed assets
    owned                                         185            569

Net cash used by investing activities      $ (223,857)    $ (352,449)


See accompanying Notes to Consolidated Financial Statements.

          PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                             (In Thousands)
                              (Unaudited)

                                                Six Months Ended
                                                   June 30,
                                              1997           1996
Cash flows from financing activities:
  Net increase in deposits                 $   28,667     $  185,945
  Net increase (decrease) in securities
      sold under repurchase agreements         34,708        (31,540)
  Advances from Federal Home Loan Bank
      of Boston borrowings                    205,911        258,998
  Payments on Federal Home Loan Bank of
      Boston borrowings                      (193,212)      (110,002)
  Net increase (decrease) in other
    borrowings                                 (6,122)        (1,564)
  Proceeds from issuance of subsidiary
    trust                                      98,333            ---
  Sale of treasury stock                        4,554          1,283
  Purchase of treasury stock                  (35,549)           ---
  Cash dividends paid to shareholders         (10,027)        (7,775)

Net cash provided by financing
  activities                                  127,263        295,345

Increase (decrease) in cash and cash
  equivalents                              $ (120,490)    $  (22,210)
  Cash and cash equivalents at beginning
    of period                                 359,995        289,191
  Cash and cash equivalents at end of
    period                                 $  239,505     $  266,981

Supplemental disclosures of information:
  Interest paid on deposits and borrowings $   83,468     $   70,962
    Income taxes paid                          19,483          9,692
    Income tax refunds                            859          1,108

Noncash investing transactions:
  Loans transferred to other real estate
    owned                                       3,076          1,728
  Loans originated to finance the sales of
    other real estate owned                     5,368          1,044
  Increases (decreases) resulting from
    SFAS No. 115:
      Securities available for sale               400         (7,213)
      Deferred income taxes - liabilities          46         (2,291)
      Net unrealized gain (loss) on
        securities available for sale             354         (4,922





See accompanying Notes to Consolidated Financial Statements.

  PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1997
                       (Unaudited)



Note 1  -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1996 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending December 31, 1997. Certain amounts in prior periods have been reclassified to conform to the current presentation.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND
                         SUBSIDIARIES
                        PART I  -  ITEM 2

Management's Discussion and Analysis

The results of Family Bank ("Family"), which was accounted for as a purchase, have been included from the date of acquisition, December 6, 1996.

On January 31, 1997, Peoples Heritage Financial Group, Inc. (the "Company") issued, through a subsidiary trust, $100 million of 9.06% of Company obligated mandatorily redeemable securities (the "Trust Capital Securities"). See Capital for further details.

On April 16, 1997, the Company's Board of Directors approved the repurchase of up to $100 million of its Common Stock on the open market. See Capital for further details.


SUMMARY

The Company reported net income of $17.8 million, or $.64 per share, for the second quarter of 1997. This compares with $10.1 million, or $.40 per share, for the second quarter of 1996 and $17.0 million, or $.60 per share, for the first quarter of 1997. Second quarter return on equity was 16.35%, which compared to 11.20% in the second quarter of 1996 and 15.55% in the first quarter of 1997. The second quarter return on assets was 1.30%, which compared to 0.93% for the same period in 1996 and 1.28% in the first quarter of 1997.

Earnings, when compared with the same period last year, increased due to 26% revenue growth, which was generated both internally and through acquisitions, as well as a reduction in merger related costs. Related expenses, exclusive of merger expenses in 1996 and distributions on securities of subsidiary trust in 1997, increased only 21%, as the Company improved efficiency. During the period, the Company's efficiency ratio, which measures overhead as a percent of revenue, improved from 62.35% in 1996 to 58.56% in 1997 (see Table 1).

Compared to the first quarter, earnings increased 5%, primarily due to an increase in average loans outstanding during the quarter. Return on equity increased due to an increase in net income as well as the repurchase of 1.1 million shares of common stock during the second quarter.

On a year-to-date basis, the Company earned net income of $34.8 million and $22.7 million, which represents $1.24 and $.90 per share, for the six months ended June 30, 1997 and 1996, respectively. Return on equity and return on assets were 15.99% and 1.29% during the six months ended June 30, 1997, respectively, as compared to 12.65% and 1.08% for the six months ended June 30, 1996, respectively. Cash earnings per share, which is calculated using earnings before the amortization of goodwill and core deposit premiums, was $1.37 and $.99 for the six months ended June 30, 1997 and 1996, respectively.

Selected quarterly data is provided in Table 1.

TABLE 1  -  Selected Quarterly Data


                                   1997                                1996
(Dollars in Thousands)       Second      First          Fourth     Third      Second       First

Net interest income         $ 59,925    $ 57,713       $ 50,659    $ 47,944    $ 46,831    $ 45,139
Provision for loan losses        ---         ---            ---         ---         450         450
Net interest income after
  loan loss provision         59,925      57,713         50,659      47,944      46,381      44,689

Noninterest income
  (excluding securities
  transactions)               12,372      12,331          9,975       9,805       9,196       8,965
Securities gains                 ---           3              4          (1)        ---         504
Noninterest expenses
  (excluding SAIF assessment
  and merger charges)         44,605      43,234         37,649      34,404      34,934      34,129
SAIF assessment and merger
  charges                        ---         ---            ---       1,852       4,652         453

Income before income taxes    27,692      26,813         22,989      21,492      15,991      19,576
Income tax expense             9,904       9,803          7,450       7,300       5,848       6,970

        Net income          $ 17,788    $ 17,010       $ 15,539    $ 14,192    $ 10,143    $ 12,606


Earnings per share          $   0.64    $   0.60       $   0.63    $   0.56    $  0.40     $   0.50

Return on average assets        1.30%       1.28%          1.32%       1.29%      0.93%        1.24%

Return on average equity       16.35%      15.55%         16.83%      15.21%     11.20%       14.06%

Efficiency ratio (1)           58.56%      59.57%         62.09%      59.58%     62.35%       63.08%



(1) Excludes securities transactions, SAIF assessment, merger charges and expenses related to Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely parent Company junior subordinated debentures.

TABLE 2  -  Average Balances, Yields and Rates

                                                    1997                             1997
                                                    Second                          First
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                              (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,309,724  $ 25,910   7.91%    $1,327,467  $ 25,954   7.82%
  Commercial real estate mortgages          974,276    23,266   9.58        966,083    22,870   9.60
  Commercial loans and leases               510,203    12,213   9.60        479,822    11,467   9.69
  Consumer loans and leases               1,067,538    25,111   9.43      1,026,128    23,553   9.31
    Total loans and leases                3,861,741    86,500   8.98      3,799,500    83,844   8.91
Securities available for sale (3)         1,190,142    19,058   6.42      1,091,909    17,795   6.56
Federal funds sold                            8,544       127   5.96         25,340       430   6.88
    Total earning assets                  5,060,427   105,685   8.37      4,916,749   102,069   8.38
Nonearning assets                           413,966                         471,757
    Total assets                         $5,474,393                      $5,388,506

Interest-bearing deposits:
  Regular savings                        $  754,428     5,042   2.68     $  760,705     5,013   2.67
  NOW and money market accounts           1,011,486     6,292   2.49        980,957     6,166   2.55
  Certificates of deposit                 1,791,015    24,268   5.44      1,808,264    24,179   5.42
    Total interest-bearing deposits       3,556,929    35,602   4.01      3,549,926    35,358   4.04
Borrowed funds                              730,820     9,933   5.45        689,014     8,853   5.21
    Total interest-bearing liabilities    4,287,749    45,535   4.26      4,238,940    44,211   4.23
Demand deposits                             585,412                         549,552
Other liabilities (3)                        61,674                         105,182
Securities of subsidiary trust              100,000                          50,806
Shareholders' equity (3)                    439,558                         444,026
    Total liabilities and shareholders'
      equity                             $5,474,393                      $5,388,506

Net earning assets                       $  772,678                      $  677,809

Net interest income (fully-taxable
  equivalent)                                          60,150                          57,858
Less: fully-taxable equivalent adjustments               (225)                           (145)
   Net interest income                               $ 59,925                        $ 57,713
Net interest rate spread (fully-taxable
  equivalent)                                                   4.11%                          4.15%
Net interest margin (fully-taxable equivalent)                  4.76%                          4.73%



(1)  Annualized.
(2)  Loans and leases includes loans held for sale.
(3)  Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 - (Cont'd)

                                                    1996                           1996
                                                    Fourth                         Third
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                             (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,180,109  $ 23,521   7.97%    $1,117,953  $ 22,105   7.91%
  Commercial real estate mortgages          858,009    20,767   9.63        820,851    20,127   9.75
  Commercial loans and leases               445,582    10,581   9.45        428,292    10,236   9.51
  Consumer loans and leases                 955,172    22,343   9.31        867,533    20,422   9.36
    Total loans and leases                3,438,872    77,212   8.93      3,234,629    72,890   8.96
Securities available for sale (3)           845,828    13,373   6.29        799,857    12,668   6.30
Federal funds sold                           29,859       467   6.22         16,129       186   4.59
    Total earning assets                  4,314,559    91,052   8.40      4,050,615    85,744   8.42
Nonearning assets                           368,153                         343,924
    Total assets                         $4,682,712                      $4,394,539

Interest-bearing deposits:
  Regular savings                        $  642,188     4,351   2.70     $  599,793     4,089   2.71
  NOW and money market accounts             902,006     5,899   2.60        859,895     5,607   2.59
  Certificates of deposit                 1,548,624    21,360   5.49      1,430,091    19,781   5.50
    Total interest-bearing deposits       3,092,818    31,610   4.07      2,889,779    29,477   4.06
Borrowed funds                              634,938     8,557   5.36        602,873     8,085   5.34
    Total interest-bearing liabilities    3,727,756    40,167   4.29      3,492,652    37,562   4.28
Demand deposits                             509,547                         463,251
Other liabilities (3)                        79,146                          65,805
Securities of subsidiary trust                  ---                             ---
Shareholders' equity (3)                    366,263                         372,831
    Total liabilities and shareholders'
      equity                             $4,682,712                      $4,394,539

Net earning assets                       $  586,803                      $  557,963

Net interest income (fully-taxable
  equivalent)                                          50,885                          48,182
Less: fully-taxable equivalent adjustments               (226)                           (238)
   Net interest income                               $ 50,659                        $ 47,944
Net interest rate spread (fully-taxable
  equivalent)                                                   4.11%                          4.14%
Net interest margin (fully-taxable equivalent)                  4.69%                          4.73%



(1)  Annualized.
(2)  Loans and leases includes loans held for sale.
(3)  Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 (Cont'd)

                                                   1996                           1996
                                                   Second                         First
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest    Rate
                                                             (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages     $1,128,536  $ 22,272   7.89%     $  955,643  $ 19,459   8.14%
  Commercial real estate mortgages         828,358    19,876   9.65         821,072    20,360   9.97
  Commercial loans and leases              423,868    10,137   9.62         402,900     9,887   9.87
  Consumer loans and leases                821,400    19,152   9.38         779,603    18,362   9.47
    Total loans and leases               3,202,162    71,437   8.97       2,959,218    68,068   9.25
Securities available for sale (3)          794,510    12,418   6.29         752,285    11,646   6.23
Federal funds sold                          39,622       452   4.59          93,232     1,235   5.33
    Total earning assets                 4,036,294    84,307   8.40       3,804,735    80,949   8.56
Nonearning assets                          354,128                          272,408
    Total assets                        $4,390,422                       $4,077,143

Interest-bearing deposits:
  Regular savings                       $  595,325     4,014   2.71      $  575,680     3,979   2.78
  NOW and money market accounts            864,797     5,532   2.57         847,984     5,745   2.72
  Certificates of deposit                1,462,168    20,242   5.57       1,406,904    19,843   5.67
    Total interest-bearing deposits      2,922,290    29,788   4.10       2,830,568    29,567   4.20
Borrowed funds                             584,974     7,466   5.13         450,311     6,048   5.40
Total interest-bearing liabilities       3,507,264    37,254   4.27       3,280,879    35,615   4.37
Demand deposits                            423,588                          395,453
Other liabilities (3)                       94,342                           43,838
Securities of subsidiary trust                 ---                              ---
Shareholders' equity (3)                   365,228                          356,973
    Total liabilities and shareholders'
      equity                            $4,390,422                       $4,077,143

Net earning assets                      $  529,030                       $  523,856

Net interest income (fully-taxable
  equivalent)                                         47,053                           45,334
Less: fully-taxable equivalent adjustments              (222)                            (195)
  Net interest income                               $ 46,831                         $ 45,139
Net interest rate spread (fully-taxable
  equivalent)                                                  4.13%                            4.19%
Net interest margin (fully-taxable equivalent)                 4.69%                            4.79%




(1)  Annualized.
(2)  Loans and leases includes loans held for sale.
(3)  Excludes effect of unrealized gains or losses on securities available for sale.

EARNING ASSETS

The discussion and analysis that follows is based upon information set forth in Table 2 regarding average balances, yields and rates.

Loans

Average loans and leases of $3.9 billion rose $659.6 million from a year earlier and $62.2 million from the first quarter. The acquisition of Family during the fourth quarter of 1996 added $469.8 million of loans. Excluding the Family loans, internal growth during the past year and quarter has been concentrated in the commercial loan and consumer loan portfolios. Average loans as a percentage of average earning assets fell from 79.9% during the third quarter of 1996 to 76.3% during the second quarter of 1997 due primarily to the 54.4% loans to earning assets ratio of Family at the time of acquisition. The Company expects to increase the percentage of average loans to average earning assets in the future as the Family acquisition is assimilated.

Average residential real estate loans (which includes loans held for sale) of $1.3 billion grew 16.1% from the second quarter of 1996 and decreased 1.3% from the first quarter of 1997. Excluding $189.6 million of Family loans added during the fourth quarter, average outstanding residential real estate loans decreased 0.75% from the second quarter of 1996. The decrease in the average outstanding balance of residential loans is consistent with the strategy of the Company to replace lower yielding residential loans with higher yielding commercial business and consumer loans.

The Company continues to originate residential real estate loans primarily for sale to investors in the secondary mortgage market. During the second quarter, originations were $437.6 million, of which $324.0 million represented correspondent production. This compares to $352.9 million and $188.2 million, respectively, in the second quarter of 1996 and $428.1 million and $339.1 million, respectively, in the first quarter. Mortgage originations, particularly refinancings, are highly dependent upon interest rates. At June 30, 1997, 50% of portfolio loans were fixed rate and 50% were variable rate. Portfolio adjustable rate loans are generally indexed 3.50% above the 1-year constant maturity treasury (CMT), after an initial below market rate.

Average commercial loans of $510.2 million grew 20.4% from the second quarter of 1996 and 6.3% from the first quarter of 1997. Excluding $49.1 million of Family loans added during the fourth quarter, average outstanding commercial loans increased 8.8% from the second quarter of 1996. The growth in commercial loans is consistent with the Company's focus on lending to sound, small and medium size business customers within its geographic markets. The average yield on commercial loans of 9.6% was equal to the second quarter of 1996.

Average commercial real estate loans of $974.3 million grew 17.6% from last year and 0.9% from the first quarter. Excluding $151.2 million of Family loans added during the fourth quarter, average outstanding commercial real estate loans decreased 0.6% from the second quarter of 1996. The decrease in commercial real estate loans is consistent with management's strategy to reduce commercial real estate as a percent of total loans. The average yield on commercial real estate loans declined slightly from 9.65% during the second quarter of 1996 to 9.58% during the second quarter of 1997 reflecting increased competition.

Average consumer loans of $1.1 billion grew 30.0% from the second quarter of 1996 and 4.0% from the first quarter of 1997. Excluding $79.1 million of Family loans added during the fourth quarter, average outstanding consumer loans increased 20.3% from the second quarter of 1996. The growth in consumer loans resulted primarily from an increase in home equity and indirect auto loans. Mobile home loan balances continue to decline as the Company has de-emphasized this product. The average yield on consumer loans increased slightly from 9.38% during the second quarter of 1996 to 9.43% during the second quarter of 1997 reflecting a change in the mix of consumer loans.

Securities Available for Sale and Other Earning Assets

The Company's $1.2 billion securities portfolio at June 30, 1997 consisted primarily of U. S. Treasury Securities and AAA or equivalent rated mortgage backed securities. Average securities increased 49.8% from last year and 9.0% from the first quarter. Excluding $356.2 million of Family securities added during the fourth quarter, average outstanding securities increased 5.0%. The average securities yield was 6.42% for the second quarter of 1997, as compared to 6.29% for the second quarter of 1996 and 6.56% for the first quarter. The increased yield, on a year-to-year comparison basis, was due primarily to reinvesting maturing U.S. Treasury securities into higher-yielding mortgage-backed securities, higher market interest rates and the addition of higher yielding securities at Family.

At June 30, 1997, the available-for-sale portfolio had a $400 thousand net unrealized gain, compared to a net unrealized loss of $1.9 million at both June 30, 1996 and March 31, 1997. The increase in market value was due to a decrease in market interest rates in the second quarter.


DEPOSITS AND OTHER FUNDING SOURCES

Deposits

Average deposits of $4.1 billion increased 24% from the second quarter of last year and 1% from the first quarter. Excluding $774.6 million of Family deposits added during the fourth quarter, average deposits increased 1% from the second quarter of 1996. At June 30, 1997, the ratio of loans to deposits stood at 89%, down from 92% at June 30, 1996 but up from 87% at December 31, 1996. This was primarily the result of the acquisition of Family, which had a loan to deposit ratio of 60.6% at the time of acquisition on December 6, 1996.

Average transaction accounts (demand deposit, NOW and money market accounts) of $1.6 billion were up 24% from last year and 4% from the first quarter. Excluding $233.2 million of Family transaction deposits added during the fourth quarter, average outstanding transaction deposits increased 6% from the second quarter of 1996. The increases in transaction deposits is consistent with the Company's increased marketing of these lower cost accounts. The average rate paid on NOW and money market accounts declined from 2.57% during the second quarter of 1996 to 2.49% during the second quarter of 1997 due to an increase in lower yielding NOW accounts.

Average savings and time deposit balances of $2.5 billion increased 24% from last year and decreased 1% from the first quarter. Excluding $523.9 million of Family deposits added during the fourth quarter, average savings and time deposits decreased 2%. The decrease is consistent with the Company's current strategy to reduce its dependence on higher cost time deposits. The average rate paid on savings accounts has remained relatively flat, while the rate paid on time deposits has declined on a year-to-year basis, reflecting the Company's pricing strategy and a change in the mix of time deposits.

Other Funding Sources

The Company's primary source of funding, other than deposits, is the Federal Home Loan Bank ("FHLB"). Average FHLB borrowings for the second quarter were $491.9 million, compared with $389.5 million for the first quarter of last year and $464.1 million for the first quarter. FHLB borrowings increased because growth in earning assets exceeded growth in deposits. FHLB borrowings are secured by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by 1-4 family properties, certain unencumbered securities and other qualified assets. At June 30, 1997, FHLB borrowings amounted to $482.8 million. The Company's estimated additional borrowing capacity with the FHLB at June 30, 1997 was $663.9 million.


ASSET-LIABILITY MANAGEMENT

Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities contained on the Company's balance sheet. The impact of changes in interest rates on the Company's net interest income represents its level of interest rate risk. The Company analyzes the estimated future impact on net interest income of changing interest rates based on projections, including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically. The results of this analysis indicates that the Company is relatively rate neutral within a twelve month period. Management estimates that an instantaneous 2% change in interest rates would have less than a 3% impact on net interest income over a twelve month period. This assessment is based on management's ability to exert some control with respect to the extent and timing of the change in rates paid on the Company's interest-bearing deposits. The Company's methods for analyzing the effects of changes in interest rates on its operations incorporate assumptions concerning, among other things, the amortization and prepayment of assets and liabilities. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

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

The Company has, however, purchased interest rate floors tied to the CMT index and Treasury options to mitigate the prepayment risk associated with mortgage servicing rights (see " Non-Interest Income" for further details). The value of the CMT floors is inversely related to movements in interest rates, while the value of the servicing rights is positively related to movements in interest rates. When rates decline, people are more likely to refinance their mortgages, which reduces the value of the servicing rights to the Company. When rates increase, the opposite is true. While not accorded hedge accounting treatment due to the uncertainty of strict correlation, in the event that interest rates fall, any resulting increase in the value of the CMT floors are intended to offset, in part, the prospective impairment of the servicing rights. The CMT floors are carried at amortized value of $60 thousand and are included in other assets. Amortization of the CMT floors reduced mortgage banking income by $46 thousand, $132 thousand, and $66 thousand in the second quarter of 1997, the second quarter of 1996, and the first quarter of 1997, respectively.


NET INTEREST INCOME

The Company's taxable-equivalent net interest income, which represented 83% of revenues, was $60.2 million in the second quarter, up 28% from the second quarter of 1996 and 4% from the first quarter. The increases primarily reflect higher earning assets as a result of the Family acquisition during the fourth quarter as well as internal loan growth. Table 3 shows the changes from the second quarter of 1996 to the second quarter of 1997 in tax equivalent net interest income by category due to rate and volume.

TABLE 3  -  Rate Volume Analysis

Three Months Ended June 30, 1997 vs. Three Months Ended June
30, 1996




                                      Quarterly
                           change from previous year due to:
                                                     Total
                              Volume     Rate (1)    Change
                                (Dollars in Thousands)

Interest income:
  Loans and leases           $14,755    $   308     $15,063
  Investment securities        6,201        439       6,640
  Federal funds sold            (356)        31        (325)
      Total interest income   20,600        778      21,378

Interest expense:
  Deposits
    Regular savings            1,076        (48)      1,028
    NOW and money market
      accounts                   893       (133)        760
    Certificates of deposit    4,565       (538)      4,027
      Total deposits           6,534       (719)      5,815

  Borrowed funds               1,867        599       2,466
      Total interest
        expense                8,401       (120)      8,281

Net interest income (fully
    taxable equivalent)      $12,199    $   898     $13,097


(1) Includes changes in interest income and expense not due solely to volume or rate changes.



The second quarter of 1997 net interest margin was 4.76% compared to 4.69% in the second quarter of 1996 and 4.73% in the first quarter of 1997. The seven basis point annual improvement resulted from both an increase in net earning assets as well as the issuance of $100.0 million of Trust Capital Securities on January 31, 1997, which was offset in part by the acquisition of Family Bank in the fourth quarter of 1996, which had lower net interest margin than the Company. The three basis point quarter to quarter improvement resulted from the full quarter beneficial impact of the Trust Capital Securities, an increase in net earning assets and the conversion of Family investment securities into higher yielding loans, offset in part by slightly higher rates on interest-bearing liabilities and slightly lower yields on earning assets.


NONINTEREST INCOME

Second quarter noninterest income of $12.4 million increased 35% from the second quarter of 1996 and was flat when compared with the first quarter of 1997. The annual increase was attributable to both the Family acquisition during the fourth quarter of 1997 and internal initiatives to increase noninterest income. Noninterest income was flat when compared with the first quarter of 1997 due largely to a $1.3 million gain from sale of mortgage servicing rights during the first quarter and no comparable sale during the second quarter. Excluding the first quarter gain on the sale of servicing, noninterest income increased 12% from the first quarter of 1997.

Customer services income of $5.8 million increased 58% from the second quarter of last year and 8% from the first quarter of 1997. Excluding Family, customer services revenue increased 18% from the second quarter of last year.
The increases in customer services income were attributable to growth in the number of transaction accounts and related fees and increases in ATM charges.

Mortgage banking services income of $3.5 million increased 12% from last year and decreased 16% from the first quarter. The first quarter of 1997 included a $1.3 million gain from the sale of servicing rights, compared to no servicing rights sales in either the second quarter of 1997 or the second quarter of 1996. The gain in the first quarter of 1997 resulted from the sale of $11.3 million of mortgage servicing rights related to $766.5 million of residential mortgages serviced for investors. The Company expects to continue to sell servicing rights periodically in the future in order to manage the size of its servicing asset.
Mortgage servicing rights amounted to $34.4 million at June 30, 1997, which was 31% higher than a year earlier and 27% higher than on March 31, 1997. See Table 4 for details.


TABLE 4  -  Mortgage Banking



                                      At or for the Three Months Ended
                       June 30,    March 31,   December 31,  September 30,    June 30,    March 31,
                        1997         1997          1996          1996           1996         1996
                                           (Dollars in Thousands)
Residential mortgages
  serviced for
  investors at end
  of period           $2,905,274  $3,346,804   $3,227,659    $2,953,213    $2,819,545    $2,701,552

Residential mortgage
  sales income        $    1,617  $    1,113   $    1,722    $    1,419    $    1,550    $    1,332

Residential mortgage
  servicing income         1,925       1,865        1,132         1,247         1,621         1,832

Gain on sale of
  mortgage servicing         ---       1,253          236           649           ---           200

    Total             $    3,542  $    4,231   $    3,090    $    3,315    $    3,171    $    3,364




Trust and investment advisory services income of $2.3 million increased 21% from the second quarter of 1996 and 21% from the first quarter of 1997 due primarily to increases in assets under management and, relative to the increase from the first quarter, to annual tax preparation fees. Assets under management amounted to $1.3 billion at June 30, 1997, an increase of $116.2 million from December 31, 1996.

The Company recorded no securities gains during either the second quarter of 1997 or 1996 as compared to $3 thousand in the first quarter of 1997.


NONINTEREST EXPENSE

Noninterest expense of $44.6 million increased 13% from the second quarter of 1996 and 3% from the first quarter of 1997. The year-to-year increase is primarily attributable to the Family acquisition during the fourth quarter of 1996 and the issuance of the Trust Capital Securities during the first quarter of 1997. While the overall total of non-interest expenses have increased, the Company's efficiency ratio, which excludes distributions on the Trust Capital Securities, has decreased to 58.56% during the second quarter of 1997 as compared with 59.57% during the first quarter of 1997 and 62.35% during the second quarter of 1996. The lower efficiency ratio reflects efficiencies created by the acquisition and assimilation of both Bank of New Hampshire and Family.

Salaries and benefits expense of $22.1 million increased 27% from last year and 4% from the first quarter. In addition to Family, the increases are attributable to expansion of the retail franchise and additional staffing to support the increased volume of deposit and loan transactions. Second quarter full-time equivalent employees were 2,400, compared to 2,072 for the same period last year and 2,365 for the first quarter.

Data processing expense increased 18% from the second quarter of last year and was 4% lower than the first quarter. The decrease from the first quarter is primarily attributable to higher costs in the first quarter associated with computer system upgrades related to the assimilation of Family.

Occupancy expense decreased 1% from the second quarter of last year and 19% from the first quarter of 1997. Included as a reduction to occupancy expense during the second quarter is a net gain associated principally with the sale of the former operations center of Bank of New Hampshire of $503 thousand. Excluding the net gain, occupancy expense increased 12% from the second quarter of last year and decreased 6% from the first quarter of 1997. The year-to-year increase was primarily related to Family but also reflects the cost associated with the expansion of the branch network. The decrease in occupancy expense from the first quarter relates primarily to seasonal factors.

Equipment expense increased 43% from the second quarter of last year and decreased 3% from the first quarter of 1997. The year-to-year increase was related to Family as well as the expansion of the Company's branch and ATM networks and continued investments in computer-related technology. The quarter-to-quarter decrease was primarily related to lower equipment maintenance expense.

Amortization of goodwill and deposit premiums during the second quarter of 1997 increased 51% from the second quarter of 1996 and was flat when compared with the first quarter. The year-to-year increase was directly related to the purchase of Family during the fourth quarter of 1996.

Advertising and marketing expenses increased 56% from the second quarter of 1996 and was 3% higher than the first quarter. The increases were related in large part to the addition of Family but also reflected the Company's efforts to promote its products and services in an increasingly competitive market for financial services.

Merger expense in the second quarter of 1996 relates to the acquisition of Bank of New Hampshire which was accounted for as a pooling of interests.

The breakdown of other noninterest expenses is included in Table
5, which follows.


TABLE 5  -  Other Non-Interest Expenses





                                 1997      1997        1996      1996     1996       1996
                                Second     First      Fourth     Third    Second     First
                                Quarter   Quarter     Quarter   Quarter   Quarter   Quarter
                                                   (Dollars in Thousands)
Miscellaneous loan costs         $1,231   $  912      $1,078    $  778    $  978    $  394
Telephone                         1,018    1,005       1,215       921       838       677
Postage and freight               1,004    1,070         765       825       673       815
Office supplies                     876      824       1,009       755       677       677
Deposits and other assessments      378      372         111     2,270 (1)   324       345
Collection and carrying costs
  of non-performing assets            9      213         189       502       378       504
Other                             2,866    2,350       2,206     1,413     3,361     2,458

                                 $7,382   $6,746      $6,573    $7,464    $7,229    $5,870



(1) Third quarter 1996 includes a $1.9 million Savings Association Insurance Fund ("SAIF")
assessment.



TAXES

The second quarter effective tax rate of 36% compares to 37% in the second quarter of 1996 and 37% in the first quarter.


ASSET QUALITY

As shown in Table 6, nonperforming assets were $46.3 million at June 30, 1997, which represented 0.83% of total assets. This compares to $46.9 million or 1.07% at June 30, 1996 and $45.2 million or 0.86% at December 31, 1996. Year to year, declines in nonperforming assets have resulted from sales of Other Real Estate Owned ("OREO"), which were offset in part by an increase in nonaccrual loans and repossessions.

TABLE 6  --  Nonperforming Assets
                                            June 30,  Mar. 31,  Dec. 31,  Sep. 30,  June 30,  Mar. 31,
                                             1997      1997      1996      1996      1996      1996
                                                                  (Dollars in Thousands)
Residential real estate loans:
  Nonaccrual loans                          $ 5,406   $ 5,053   $ 3,867   $ 3,901   $ 5,032   $ 6,089

Commercial real estate loans:
  Nonaccrual loans                           16,785    15,854    15,270    16,233    15,628    16,917
  Troubled debt restructurings                1,356     1,473     1,581     1,691     1,878     1,793
     Total                                   18,141    17,327    16,851    17,924    17,506    18,710

Commercial loans:
  Nonaccrual loans                            7,732     6,875     8,016     7,688     7,567     5,631
  Troubled debt restructurings                  193       199       579       614     1,114     1,349
    Total                                     7,925     7,074     8,595     8,302     8,681     6,980

Consumer loans:
  Nonaccrual loans                            6,564     6,439     5,097     4,505     4,368     4,099

Total nonperforming loans:
  Nonaccrual loans                           36,487    34,221    32,250    32,327    32,595    32,736
  Troubled debt restructurings                1,549     1,672     2,160     2,305     2,992     3,142
    Total                                    38,036    35,893    34,410    34,632    35,587    35,878

Other nonperforming assets:
  Other real estate owned, net of related
    reserves                                  5,652     7,390    10,000     9,674    10,033    11,089
  Repossessions, net of related reserves      2,564     1,964     1,818     1,572     1,316     1,865
    Total other nonperforming assets          8,216     9,354    11,818    11,246    11,349    12,954

Total nonperforming assets                  $46,252   $45,247   $46,228   $45,878   $46,936   $48,832

Accruing loans which are 90 days overdue    $ 4,894   $ 5,820   $ 8,038   $ 5,123   $ 2,840   $ 5,090

Total nonperforming loans as a percentage
  of total loans (1)                          1.01%     0.98%     0.94%     1.09%     1.14%     1.19%

Total nonperforming assets as a percentage
  of total assets                             0.83%     0.83%     0.86%     1.03%     1.07%     1.15%

Total nonperforming assets as a percentage
  of total loans (1) and total other
  nonperforming assets                        1.23%     1.24%     1.26%     1.44%     1.50%     1.61%


Note:  The Company has changed its definition of non-performing assets to exclude loans 90 days past due still accruing interest. Prior periods have been restated accordingly.

(1) Exclusive of loans held for sale.

The Company's residential loan portfolio accounts for 30% of the total loan portfolio at June 30, 1997 as compared with 33% at June 30, 1996 and 32% at December 31, 1996. The reductions are consistent with the strategy of the Company to reduce lower yielding residential loans as a percentage of the overall loan portfolio. The Company's residential loans are generally secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At June 30, 1997, 0.47% of the Company's residential loans were non-performing, as compared with 0.49% at June 30, 1996 and 0.33% at December 31, 1996.

The Company's commercial real estate loan portfolio accounts for 26% of the total loan portfolio at June 30, 1997 as compared with 26% at June 30, 1996 and 26% at December 31, 1996. It is the intention of the Company to maintain commercial real estate loans as a percentage in the overall loan portfolio at the same or lower levels in the future.
At June 30, 1997, 1.84% of the Company's commercial real estate loans were non-performing, as compared with 2.13% at June 30, 1996 and 1.75% at December 31, 1996.

The Company's commercial business loan portfolio accounts for 14% of the total loan portfolio at June 30, 1997 as compared with 14% at June 30, 1996 and 13% at December 31, 1996. It is the intention of the Company to increase commercial business loans as a percentage in the overall loan portfolio. Commercial business loans are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire and northeastern Massachusetts. The Company's commercial business loans are generally to small and medium size business located within its geographic market area. At June 30, 1997, 1.48% of the Company's commercial business loans were non-performing, as compared with 2.01% at June 30, 1996 and 1.80% at December 31, 1996.

The Company's consumer loan portfolio accounts for 29% of the total loan portfolio at June 30, 1997, as compared with 27% at June 30, 1996 and 28% at December 31, 1996. It is the intention of the Company to increase consumer loans as a percentage in the overall loan portfolio. The Company has a diversified consumer loan portfolio comprised of 35% home equity loans, 21% automobile loans, 18% mobile home loans and 26% of other loan types. At June 30, 1997, 0.60% of the Company's consumer loans were non-performing, as compared with 0.52% at June 30, 1996 and 0.49% at December 31, 1996.

Net Charge-offs

As shown in Table 7, second quarter net charge-offs were $1.8 million or 19 basis points of average loans and leases outstanding. This compares to $2.3 million or 29 basis points for the second quarter of 1996 and $887 thousand or 9 basis points for the first quarter.

TABLE 7  -  Allowance for Loan and Lease Losses
                                1997        1997         1996       1996        1996        1996
                               Second       First       Fourth      Third      Second       First
                               Quarter     Quarter      Quarter    Quarter     Quarter     Quarter
                                                       (Dollars in Thousands)
Average loans and leases
  outstanding during
    the period (1)            $3,861,741  $3,799,500  $3,438,872  $3,234,629  $3,202,162  $2,959,218

Allowance at beginning
  of period                   $   66,601  $   67,488  $   61,663  $   63,654  $   65,533  $   60,975
Additions due to acquisitions
  and purchases                      ---         ---       7,055         ---         ---       4,310

Charge-offs:
  Residential real estate
    mortgages                        425         516         582         495       1,163         434
  Commercial real estate
    mortgages                        214         261       5,064       1,658       1,158         888
  Commercial business loans
    and leases                     1,021         323       1,211         249         679         855
  Consumer loans and leases        1,522       1,568       1,182         722       1,092         741
     Total loans charged off       3,182       2,668       8,039       3,124       4,092       2,918

Recoveries:
  Residential real estate
    mortgages                        113          90          97          93         248          62
  Commercial real estate
    mortgages                        448         890       5,721         591       1,169       2,060
  Commercial business loans
    and leases                       563         574         780         245          92         420
  Consumer loans and leases          240         227         211         204         254         174
     Total loans recovered         1,364       1,781       6,809       1,133       1,763       2,716

  Net charge-offs                  1,818         887       1,230       1,991       2,329         202

Additions charged to operating
  expenses                           ---         ---         ---         ---         450         450
Allowance at end of period    $   64,783  $   66,601  $   67,488  $   61,663  $   63,654  $   65,533

Ratio of net charge-offs to average
  loans and leases outstanding
  during the period-annualized(1)  0.19%       0.09%       0.14%       0.25%       0.29%       0.03%
Ratio of allowance to total loans
  and leases at end of period(2)   1.73%       1.82%       1.85%       1.94%       2.04%       2.17%
Ratio of allowance to non-
  performing loans at end
  of period                         170%        186%        196%        178%        179%        183%

(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Excludes loans held for sale.

Provision/Allowance for Loan Losses

The Company did not record a provision for loan losses for either the first or second quarter of 1997. The provision for the second quarter of 1996 was $450 thousand.

At June 30, 1997, the allowance for loan and lease losses amounted to $64.8 million or 1.73% of loans, as compared to 2.04% at June 30, 1996 and 1.85% at December 31, 1996.
Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other procedures, consideration of the character and size of the loan portfolio, monitoring trends in nonperforming loans, delinquent loans and net charge-offs, as well as new loan originations and other asset quality factors.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Changing economic and business conditions in northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large upward movements in market-based interest rates or other reasons could affect the Company's future provisions for loan losses.

The ratio of allowance for loan losses to nonperforming loans was 170% at June 30, 1997, as compared to 179% at June 30, 1996 and 196% at December 31, 1996.


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

In addition to traditional in-market deposit sources, the Company has many other sources of liquidity, including proceeds from maturing securities and loans, the sale of securities, asset securitization and other non-relationship funding sources, such as FHLB borrowings, senior or subordinated debt, commercial paper and wholesale purchased funds.

Management believes that the high proportion of residential and installment consumer loans in the Company's loan portfolio provides it with an additional amount of contingent liquidity through the conventional securitization programs that exist today. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.

CAPITAL

At June 30, 1997, shareholders' equity totaled $432 million. In addition, in January 1997, a subsidiary trust of the Company issued $100 million of Trust Capital Securities which mature in 2027 and which qualify as Tier 1 Capital. The Company declared and paid an $.18 per share dividend during the second quarter,
representing a 28% dividend payout ratio.    See attached Table
8 for information regarding the Company's rate of internal capital generation. On April 16, 1997, the Company's Board of Directors approved the repurchase of up to $100 million of its Common Stock on the open market. During the six months ended June 30, 1997, the Company had repurchased $35.5 million of its common stock, representing 1,111,800 shares.

The Company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets. Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

The Company's banking subsidiaries also are subject to federal regulatory capital requirements. At June 30, 1997, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency.




TABLE 8  -  Rate of Internal Capital Generation


                                            1997                             1996
                                     Second     First       Fourth     Third     Second      First
                                     Quarter   Quarter      Quarter    Quarter   Quarter    Quarter
Return on Assets                      1.30%     1.28%        1.32%      1.29%     0.93%      1.24%
Average equity to assets              8.03%     8.24%        7.82%      8.48%     8.32%      8.76%
Return on average equity             16.35%    15.55%       16.83%     15.21%    11.20%     14.06%
Total dividend payout ratio             28%       30%          29%        30%       42%        33%
Earnings retention rate                 72%       70%          71%        70%       58%        67%
Internal capital generation rate     11.75%    10.89%       12.02%     10.59%     6.44%      9.37%





TABLE 9  -  Regulatory Capital Requirements


                                                               For Capital
                                            Actual          Adequacy Purposes         Excess
                                        Amount    Ratio      Amount    Ratio      Amount    Ratio
                                                          (Dollars in Thousands)


As of June 30, 1997:
Total capital (to risk weighted
  assets)                              $509,048   14.36%     $283,586    8.00%    $225,462    6.36%
Tier 1 capital (to risk
  weighted assets)                     $464,485   13.10%     $141,793    4.00%    $322,692    9.10%
Tier 1 leverage capital ratio
  (to average assets)                  $464,485    8.62%     $215,614    4.00%    $248,871    4.62%


As of December 31, 1996:

Total capital (to risk weighted
  assets)                              $409,144   12.24%    $267,428     8.00%    $141,716    4.24%
Tier 1 capital (to risk
  weighted assets)                     $367,041   10.98%    $133,714     4.00%    $233,327    6.98%
Tier 1 leverage capital ratio
  (to average assets)                  $367,041    7.96%    $184,445     4.00%    $182,596    3.96%






Prospective Acquisitions

On July 9, 1997, the Company and MPN Holdings ("MPN") entered into a definitive agreement whereby the Company will acquire all of the outstanding stock of MPN. MPN is the holding company of Morse Payson & Noyes Insurance Agency. It is anticipated that the acquisition will be treated as a purchase and will be effected through an exchange of MPN Common Stock for Company Common Stock. Consummation of the acquisition of MPN is subject to, among other things, all necessary regulatory and shareholder approvals and other customary conditions. The MPN acquisition is expected to be completed during the fourth quarter.

On June 24, 1997, the Company and Atlantic Bancorp ("Atlantic"), the parent company of Atlantic Bank, National Association entered into a definitive agreement which provides, among other things, for (i) the merger of PHFG, Inc., a newly-formed subsidiary of the Company, into Atlantic (the "Merger"), (ii) the conversion of each outstanding share of Atlantic Common Stock outstanding immediately prior to the Merger (except for any shares as to which the holders thereof have perfected dissenters' rights and as set forth in the agreement) for the right to receive $17.00 and (iii) the conversion of each outstanding share of Atlantic Preferred Stock outstanding immediately prior to the Merger (except for any shares as to which the holders thereof have perfected dissenters' rights and as set forth in the agreement) for the right to receive $17.00 multiplied by the number of shares of Atlantic Common Stock into which each share of Atlantic Preferred Stock may be converted in accordance with its terms. The aggregate purchase price for Atlantic is $70.8 million. Immediately following consummation of the Merger, Atlantic Bank National Association will be merged with and into Peoples Heritage Bank, the Maine-based banking subsidiary of the Company. At June 30, 1997, Atlantic had total assets of $482.4 million and shareholders' equity of $45.1 million. Consummation of the acquisition of Atlantic is subject to, among other things, the receipt of all necessary regulatory and shareholder approvals and other customary conditions. The acquisition of Atlantic is expected to be completed during the fourth quarter and will be accounted for as a purchase.

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


FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," will," believe," "expect," "estimate," anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U. S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Item 5.  Other Information.

Item 6.  Exhibits and reports on Form 8-K.

(a)  Exhibit 27 - Financial Data Schedule.

(b) The following reports on Form 8-K were filed on the dates indicated:

     (i)  On April 8, 1997, the Company filed a report on Form
          8-K regarding the exchange of $100 million of restricted 9.06% Capital Securities for a like amount of registered 9.06% Capital Securities.

    (ii)  On April 17, 1997, the Company filed a report of Form
          8-K regarding Board of Director authorization for the repurchase of up to $100 million of the Company's outstanding common stock in the open market.

   (iii)  On June 2, 1997, the Company filed a report on Form 8-
          K regarding the signing of a binding letter of intent to purchase MPN Holdings.

    (iv)  On June 24, 1997, the Company filed a report on Form
          8-K announcing the execution of an agreement to acquire Atlantic Bancorp by the Company.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                           PEOPLES HERITAGE FINANCIAL GROUP, INC.




Date  August 14, 1997      By:
                                William J. Ryan
                                Chairman, President and
                                Chief Executive Officer




Date  August 14, 1997      By:
                                Peter J. Verrill
                                Executive Vice President,
                                Chief Operating Officer and
                                Chief Financial Officer
                                (principal financial and
                                accounting officer)

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                          PEOPLES HERITAGE FINANCIAL GROUP, INC.



                                 /s/ William J. Ryan
Date  August 14, 1997       By:
                                 William J. Ryan
                                 Chairman, President and
                                 Chief Executive Officer



                                 /s/ Peter J. Verrill
Date  August 14, 1997       By:
                                 Peter J. Verrill
                                 Executive Vice President,
                                 Chief Operating Officer and
                                 Chief Financial Officer
                                 (principal financial and
                                 accounting officer)