Form 10-Q
period 1997-09-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1997-11-14
CIK 829750

FORM 10-Q

                       UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended September 30, 1997

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

Yes   X     No

The number of shares outstanding of each of the Registrant's classes of common stock as of November 1, 1997 is:


Common stock, par value $.01 per share           27,500,841
                  (Class)                      (Outstanding)

                         INDEX

   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited).

           Consolidated Balance Sheets - September 30, 1997 and December 31, 1996.

           Consolidated Statements of Income - Three months ended September 30, 1997 and 1996; nine months ended September 30, 1997 and 1996.

           Consolidated Statements of Changes in
           Shareholders' Equity - Nine months ended
           September 30, 1997 and 1996.

           Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996.

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

  Item 5.  Other information.

  Item 6.  Exhibits and reports on Form 8-K.

        PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
       (In Thousands, Except Number of Shares and Per Share Data)
                              (Unaudited)
                                           September 30,  December 31,
                                               1997          1996
Assets
Cash and due from banks                    $  421,489     $  276,995
Federal funds sold                            137,000         83,000
Securities available for sale,
  at market value                           1,174,210      1,045,069
Loans held for sale, market value
  $160,878 and $103,790, respectively         154,352        103,270

Loans and leases:
  Residential real estate mortgages         1,184,853      1,176,874
  Commercial real estate mortgages          1,000,693        962,375
  Commercial business loans and leases        515,925        477,402
  Consumer loans and leases                 1,216,978      1,037,949
                                            3,918,449      3,654,600
  Less:  Allowance for loan and
    lease losses                               62,961         67,488
      Net loans and leases                  3,855,488      3,587,112
Bank premises and equipment                    70,324         73,956
Goodwill and other intangibles                 66,052         71,649
Mortgage servicing rights                      36,976         33,314
Other assets                                  140,192        124,033
                                           $6,056,083     $5,398,398

Liabilities and Shareholders' Equity
Deposits:
  Regular savings                          $  732,449     $  760,340
  NOW and money market accounts             1,023,926      1,023,448
  Certificates of deposit (including
    certificates of $100 or more of
    $275,472 and $232,880, respectively)    1,844,157      1,796,521
  Demand deposits                             668,023        604,980
    Total deposits                          4,268,555      4,185,289
Federal funds purchased                        96,014            -0-
Securities sold under repurchase
  agreements                                  257,868        197,005
Borrowings from Federal Home Loan
  Bank of Boston                              802,279        470,080
Other borrowings                               15,680         23,884
Other liabilities                              64,616         85,130
    Total liabilities                       5,505,012      4,961,388

Company obligated, mandatorily redeemable
  securities of subsidiary trust holding
  solely parent company junior
  subordinated debentures                     100,000            -0-

Shareholders' Equity:
Preferred stock (par value $0.01 per share,
  5,000,000 shares authorized, none issued)       -0-            -0-
Common stock (par value $0.01 per share,
  100,000,000 authorized, 28,576,885
  shares issued)                                  286            286
Paid-in capital                               271,790        271,790
Retained earnings                             208,260        170,855
Net unrealized gain (loss) on securities
  available for sale                            4,030           (582)
Treasury stock at cost (1,102,356 shares
  and 355,385 shares, respectively)           (33,295)        (5,339)
Total shareholders' equity                    451,071        437,010
                                           $6,056,083     $5,398,398

See accompanying Notes to Consolidated Financial Statements.

       PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
     (In Thousands, Except Number of Shares and Per Share Data)
                             (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  1997        1996         1997         1996
Interest and dividend income:
  Interest on loans and
    leases (1)                 $ 91,467     $72,715     $261,571     $211,937
  Interest on mortgage-backed
    investments                  11,772       4,706       33,947       12,213
  Interest on other investments   6,470       7,606       20,371       24,804
  Dividends on equity
    securities                      659         479        1,862        1,391

    Total interest and
      dividend income           110,368      85,506      317,751      250,345

Interest expense:
  Interest on deposits           36,449      29,477      107,409       88,833
  Interest on borrowed funds     11,956       8,085       30,741       21,598
    Total interest expense       48,405      37,562      138,150      110,431
    Net interest income          61,963      47,944      179,601      139,914
Provision for loan losses           -0-         -0-          -0-          900
    Net interest income after
      provision for loan
      losses                     61,963      47,944      179,601      139,014

Noninterest income:
  Customer services               5,839       3,986       16,941       10,902
  Mortgage banking services       4,988       3,315       12,761        9,850
  Trust and investment
    advisory services             2,354       1,930        6,517        5,454
   Net securities gains
    (losses)                         48         (1)           51          503
  Other noninterest income        1,011         574        2,676        1,760
                                 14,240       9,804       38,946       28,469

Noninterest expenses:
  Salaries and employee
    benefits                     23,332      18,388       66,605       54,019
  Data processing                 3,847       3,126       11,015        8,895
  Occupancy                       3,432       2,923       10,315        9,322
  Equipment                       2,824       2,204        8,582        6,195
  Distributions on securities
    of subsidiary trust           2,297         -0-        6,072          -0-
  Amortization of goodwill and
    deposit premiums              1,889       1,249        5,661        3,224
  Advertising and marketing       2,290         901        5,378        2,900
  Merger expenses                   -0-         -0-          -0-        5,105
  Other noninterest expenses      7,301       7,465       21,423       20,764
                                 47,212      36,256      135,051      110,424

Income before income tax         28,991      21,492       83,496       57,059
Applicable income tax            10,385       7,300       30,092       20,118
    Net income                 $ 18,606     $14,192     $ 53,404     $ 36,941
Weighted average shares
  outstanding                27,447,614  25,191,163   27,859,413   25,163,246
Earnings per share              $  0.68     $  0.56      $  1.92     $   1.47

(1)  Interest on loans and leases includes interest on loans held for sale.

See accompanying Notes to Consolidated Financial Statements.

                    PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In Thousands, Except Number of Shares and Per Share Data)
                                              (Unaudited)
                                                                      Net
                                       Par     Paid in   Retained  Unrealized   Treasury
                                      Value    Capital   Earnings  Gain (loss)   Stock       Total
Balances at December 31, 1995          $256   $224,267   $134,444    $ 3,763    $( 7,805)  $354,925

  Treasury stock issued for employee
  benefit plans (127,407 shares at
  an average price of $13.43)            --         --       (186)        --       1,897      1,711

  Change in unrealized gains (losses)
  on securities available for sale,
  net of tax                             --         --         --     (4,467)         --     (4,467)

  Net income                             --         --     36,941         --          --     36,941

  Cash dividends $0.48                   --         --    (12,099)        --          --    (12,099)

Balances at September 30, 1996         $256   $224,267   $159,100   $   (704)   $ (5,908)  $377,011


Balances at December 31, 1996          $286   $271,790   $170,855   $   (582)   $ (5,339)  $437,010

  Treasury stock issued for employee
  benefit plans (364,829 shares at
  an average price of $18.67)            --         --       (783)        --       7,593      6,810

  Treasury stock purchased
  (1,111,800 shares at an average
  price of $31.97)                                                               (35,549)   (35,549)

  Change in unrealized gains (losses)
  on securities available for sale,
  net of tax                             --         --         --      4,612          --      4,612

  Net income                             --         --     53,404         --          --     53,404

  Cash dividends $0.55                   --         --    (15,216)        --          --    (15,216)

Balances at September 30, 1997         $286   $271,790   $208,260   $  4,030    $(33,295)  $451,071


See accompanying Notes to Consolidated Financial Statements.

                     PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (In Thousands)


                                                                            Nine Months Ended
                                                                            September 30,
                                                                          1997            1996
Cash flows from operating activities:
  Net income                                                          $    53,404     $   36,941
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                               ---            900
      Provision for depreciation                                            5,572          5,442
      Amortization of goodwill and other intangibles                        5,597          3,200
      Net (increase) decrease in net deferred tax assets                    3,905          1,816
      Net (gains) losses realized from sales of other
        real estate owned                                                    (515)           243
      Net (gains) losses realized from sales of securities                    (51)          (503)
      Net (gains) losses realized from sales of loans held for
        sale (a component of mortgage banking services)                    (6,926)        (5,150)
      Net decrease (increase) in mortgage servicing rights                 (3,662)        (6,401)
      Proceeds from sales of loans held for sale                        1,518,254        740,748
      Residential loans originated and purchased for sale              (1,562,409)      (754,366)
      Net decrease (increase) in interest and dividends
        receivable and other assets                                       (18,930)        (6,674)
      Net increase (decrease) in other liabilities                        (27,563)        13,548
Net cash (used) provided by operating activities                      $   (33,324)    $   29,744

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                $    58,361         31,385
  Proceeds from maturities and principal repayments of
    securities available for sale                                         313,885        356,961
  Purchases of securities available for sale                             (494,081)      (386,975)
  Net (increase) decrease in loans and leases                            (266,027)      (401,724)
  Premiums paid on deposits purchased                                         ---        (18,230)
  Net additions to premises and equipment                                  (1,940)        (6,723)
  Proceeds from sales of other real estate owned                            2,357          3,670
  Net (increase) decrease in repossessed assets owned                         733            (88)
Net cash (used) provided by investing activities                      $  (386,712)    $ (421,724)

Cash flows from financing activities:
  Net increase (decrease) in deposits                                 $    83,266     $  188,067
  Net increase (decrease) in securities sold under
    repurchase agreements                                                  60,863          1,157
  Proceeds from Federal Home Loan Bank of Boston borrowings               618,911        401,998
  Payments on Federal Home Loan Bank of Boston borrowings                (286,712)      (240,506)
  Net increase (decrease) in other borrowings                              (8,204)        (2,191)
  Proceeds from issuance of securities of subsidiary trust                 98,347            ---
  Purchase of treasury stock                                              (35,549)           ---
  Sale of treasury stock                                                    6,810          1,711
  Cash dividends paid to shareholders                                     (15,216)       (12,099)
Net cash provided (used) by financing activities                      $   522,516     $  338,137

Increase (decrease) in cash and cash equivalents                      $   102,480     $  (53,843)
  Cash and cash equivalents at beginning of period                        359,995        289,191
  Cash and cash equivalents at end of period                          $   462,475     $  235,348
Supplemental disclosures of information:
  Interest paid on deposits and borrowings                            $   139,783     $  108,623
    Income taxes paid                                                      30,014         16,334
    Income tax refunds                                                      1,913            580

Noncash investing transactions:
  Loans transferred to other real estate owned                              3,497          2,599
  Loans originated to finance the sales of other real estate owned          5,846          1,720
  Increases (decreases) resulting from the adoption of SFAS No. 115:
    Securities available for sale                                           7,255          6,860
    Deferred income taxes - liabilities                                     2,643          2,393
    Net unrealized gain (loss) on securities available for sale             4,612          4,467

See accompanying Notes to Consolidated Financial Statements.

  PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1997
                       (Unaudited)



Note 1  -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1996 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending December 31, 1997. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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


SUMMARY

The Company reported net income of $18.6 million, or $.68 per share, for the third quarter of 1997. This compares with $14.2 million, or $.56 per share, for the third quarter of 1996 and $17.8 million, or $.64 per share, for the second quarter of 1997. Third quarter return on equity was 16.70%, which compared to 15.21% in the third quarter of 1996 and 16.35% in the second quarter of 1997. The third quarter return on assets was 1.30%, unchanged from the second quarter, which compared to 1.29% for the same period in 1996.

Net earnings for the quarter, when compared to the same period last year, increased 31% due to increased net interest income of 29% and noninterest income of 45%. These increases were generated both internally and through acquisitions. Related expenses rose commensurate with revenues. The Company's efficiency ratio, which measures overhead as a percent of revenue, improved slightly from 59.58% in the third quarter of 1996 to 58.94% in the third quarter of 1997. Cash earnings per share, which is calculated using earnings before the amortization of goodwill and core deposit premiums, improved slightly from $.61 per share in 1996 to $.75 per share in 1997. (See Table 1.)

Compared to the second quarter, earnings increased 5%, primarily due to an increase in average loans outstanding during the quarter. Return on equity increased due to an increase in net income as well as the repurchase of 1.1 million shares of common stock during the second quarter.

The Company earned net income of $53.4 million during the nine months ended September 30, 1997, as compared to $36.9 million during the same period in 1996, which represented
$1.92 and $1.47 per share, respectively. Return on equity and return on assets were 16.20% and 1.30% during the nine months ended September 30, 1997, as compared to 13.52% and 1.16% for the nine months ended September 30, 1996, respectively. Cash earnings per share was $2.12 and $1.60 for the nine months ended September 30, 1997 and 1996, respectively.

Selected quarterly data is provided in Table 1.



TABLE 1  -  Selected Quarterly Data


                                           1997                                       1996
(Dollars in Thousands)          Third     Second      First          Fourth     Third      Second       First

Net interest income           $ 61,963   $ 59,925    $ 57,713       $ 50,659    $ 47,944    $ 46,831    $ 45,139
Provision for loan losses          ---        ---         ---            ---         ---         450         450
Net interest income after
  loan loss provision           61,963     59,925      57,713         50,659      47,944      46,381      44,689

Noninterest income
  (excluding securities
  transactions)                 14,192     12,372      12,331          9,975       9,805       9,196       8,965
Securities gains                    48        ---           3              4          (1)        ---         504
Noninterest expenses
  (excluding SAIF assessment
  and merger charges)           47,212     44,605      43,234         37,649      34,404      34,934      34,129
SAIF assessment and merger
  charges                          ---        ---         ---            ---       1,852       4,652         453

Income before income taxes      28,991     27,692      26,813         22,989      21,492      15,991      19,576
Income tax expense              10,385      9,904       9,803          7,450       7,300       5,848       6,970

        Net income            $ 18,606   $ 17,788    $ 17,010       $ 15,539    $ 14,192    $ 10,143    $ 12,606

Earnings per share            $   0.68   $   0.64    $   0.60       $   0.63    $   0.56    $  0.40     $   0.50

Cash earnings per share       $   0.75   $   0.71    $   0.67       $   0.69    $   0.61    $  0.45     $   0.54

Return on average assets (1)      1.30%      1.30%       1.28%          1.32%       1.29%      0.93%        1.24%

Return on average equity (1)     16.70%     16.35%      15.55%         16.83%      15.21%     11.20%       14.06%

Efficiency ratio (2)             58.94%     58.56%      59.57%         62.09%      59.58%     62.85%       63.08%



(1) Annualized.
(2) Excludes securities transactions, a one-time assessment to recapitalize the Savings
Association Insurance Fund ("SAIF"), merger charges and expenses related to Company-
obligated, mandatorily redeemable securities of subsidiary trust holding solely parent
Company junior subordinated debentures.

TABLE 2  -  Average Balances, Yields and Rates

                                                                            1997
                                                                            Third
                                                                Average             Yield/(1)
                                                                 Balance   Interest   Rate
                                                                    (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages                            $1,396,461  $ 27,455   7.86%
  Commercial real estate mortgages                                992,632    24,078   9.62
  Commercial loans and leases                                     531,187    12,700   9.64
  Consumer loans and leases                                     1,146,586    27,384   9.48
    Total loans and leases                                      4,066,866    91,617   8.96
Securities available for sale (3)                               1,171,323    18,833   6.41
Federal funds sold                                                 11,249       194   6.90
    Total earning assets                                        5,249,438   110,644   8.39
Nonearning assets                                                 428,694
    Total assets                                               $5,678,132

Interest-bearing deposits:
  Regular savings                                              $  743,465     5,020   2.68
  NOW and money market accounts                                 1,013,670     6,502   2.54
  Certificates of deposit                                       1,818,595    24,927   5.44
    Total interest-bearing deposits                             3,575,730    36,449   4.04
Borrowed funds                                                    882,057    11,956   5.38
    Total interest-bearing liabilities                          4,457,787    48,405   4.31
Demand deposits                                                   619,933
Other liabilities (3)                                              60,400
Securities of subsidiary trust                                    100,000
Shareholders' equity (3)                                          440,012
    Total liabilities and shareholders'
      equity                                                   $5,678,132

Net earning assets                                             $  791,651

Net interest income (fully-taxable
  equivalent)                                                                62,239
Less: fully-taxable equivalent adjustments                                     (276)
   Net interest income                                                     $ 61,963

Net interest rate spread (fully-taxable
  equivalent)                                                                         4.08%
Net interest margin (fully-taxable equivalent)                                        4.73%

(1)  Annualized.
(2)  Loans and leases includes loans held for sale.
(3)  Excludes effect of unrealized gains or losses on securities available for sale.


TABLE 2  -  (Cont'd)

                                                    1997                             1997
                                                    Second                          First
                                          Average             Yield/(1)   Average            Yield/(1)
                                          Balance   Interest   Rate       Balance   Interest  Rate
                                                              (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages      $1,309,724  $ 25,910   7.91%    $1,327,467  $ 25,954   7.82%
  Commercial real estate mortgages          974,276    23,266   9.58        966,083    22,870   9.60
  Commercial loans and leases               510,203    12,213   9.60        479,822    11,467   9.69
  Consumer loans and leases               1,067,538    25,111   9.43      1,026,128    23,553   9.31
    Total loans and leases                3,861,741    86,500   8.98      3,799,500    83,844   8.91
Securities available for sale (3)         1,190,142    19,058   6.42      1,091,909    17,795   6.56
Federal funds sold                            8,544       127   5.96         25,340       430   6.88
    Total earning assets                  5,060,427   105,685   8.37      4,916,749   102,069   8.38
Nonearning assets                           413,966                         471,757
    Total assets                         $5,474,393                      $5,388,506

Interest-bearing deposits:
  Regular savings                        $  754,428     5,042   2.68     $  760,705     5,013   2.67
  NOW and money market accounts           1,011,486     6,292   2.49        980,957     6,166   2.55
  Certificates of deposit                 1,791,015    24,268   5.44      1,808,264    24,179   5.42
    Total interest-bearing deposits       3,556,929    35,602   4.01      3,549,926    35,358   4.04
Borrowed funds                              730,820     9,933   5.45        689,014     8,853   5.21
    Total interest-bearing liabilities    4,287,749    45,535   4.26      4,238,940    44,211   4.23
Demand deposits                             585,412                         549,552
Other liabilities (3)                        61,674                         105,182
Securities of subsidiary trust              100,000                          50,806
Shareholders' equity (3)                    439,558                         444,026
    Total liabilities and shareholders'
      equity                             $5,474,393                      $5,388,506

Net earning assets                       $  772,678                      $  677,809

Net interest income (fully-taxable
  equivalent)                                          60,150                          57,858
Less: fully-taxable equivalent adjustments               (225)                           (145)
   Net interest income                               $ 59,925                        $ 57,713
Net interest rate spread (fully-taxable
  equivalent)                                                   4.11%                          4.15%
Net interest margin (fully-taxable equivalent)                  4.76%                          4.73%



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

Loans

Third quarter average loans and leases of $4.1 billion rose $832.2 million from a year earlier and $205.1 million from the second quarter. The acquisition of Family during the fourth quarter of 1996 added $469.8 million of loans. Internal growth has been concentrated in the commercial loan and consumer loan portfolios. Average loans as a percentage of average earning assets fell from 79.9% during the third quarter of 1996 to 77.5% during the third quarter of 1997 due primarily to the 54.4% loans to earning assets ratio of Family at the time of acquisition. The Company is gradually increasing the percentage of average loans to average earning assets as the Family acquisition is assimilated.
The ratio increased from 76.3% as of June 30, 1997 to 77.5% at September 30, 1997.

Average residential real estate loans (which includes loans held for sale) of $1.4 billion grew 6.6% from the second quarter of 1997 and 24.9% from the third quarter of 1996. The Company originates residential real estate loans for sale to investors in the secondary mortgage market and for its own portfolio. During the third quarter, originations were $856.5 million, of which $714.3 million represented correspondent production. This compares to $295.0 million and $205.4 million, respectively, in the third quarter of 1996 and $437.6 million and $324.0 million, respectively, in the second quarter. Mortgage originations, particularly refinancings, are highly dependent upon interest rates. At September 30, 1997, 38% of portfolio loans were fixed rate and 62% were variable rate. Portfolio adjustable rate loans are generally indexed 3.50% above the 1-year constant maturity treasury (CMT), after an initial below market rate.

Average commercial loans of $531.2 million grew 24.0% from the third quarter of 1996 and 4.1% from the second quarter of 1997. Excluding $49.1 million of Family loans added during the fourth quarter, average outstanding commercial loans increased 12.6% from the third quarter of 1996. The growth in commercial loans is consistent with the Company's focus on lending to small and medium size business customers within its geographic markets. The average yield on commercial loans during the third quarter of 1997 of 9.64% was slightly higher than the third quarter 1996 yield of 9.51%.

Average commercial real estate loans of $992.6 million grew
21% from last year and 1.9% from the second quarter.
Excluding $151.2 million of Family loans added during the fourth quarter, average outstanding commercial real estate loans increased 2.5% from the third quarter of 1996. The average yield on commercial real estate loans declined slightly from 9.75% during the third quarter of 1996 to 9.62% during the third quarter of 1997 reflecting increased competition.

Average consumer loans of $1.1 billion grew 32.2% from the third quarter of 1996 and 7.4% from the second quarter of 1997. Excluding $79.1 million of Family loans added during the fourth quarter, average outstanding consumer loans increased 23.1% from the third quarter of 1996. The growth in consumer loans resulted primarily from an increase in home equity and indirect auto loans. Mobile home loan balances continue to decline as the Company has de-emphasized this product. The average yield on consumer loans increased slightly from 9.36% during the third quarter of 1996 to 9.48% during the third quarter of 1997.

Securities Available for Sale and Other Earning Assets

The Company's $1.2 billion securities portfolio at September 30, 1997 consisted primarily of U. S. Treasury securities and AAA or equivalent rated mortgage-backed securities. Average securities increased 46.4% from last year and decreased 1.6% from the second quarter. Excluding $356.2 million of Family securities added during the fourth quarter, average outstanding securities increased 1.9%. The average securities yield was 6.41% for the third quarter of 1997, as compared to 6.30% for the third quarter of 1996 and 6.42% for the second quarter. The increased yield, on a year-to-year comparison basis, was due primarily to reinvesting maturing U.S. Treasury securities into higher-yielding mortgage-backed securities, higher market interest rates and the addition of higher yielding securities at Family.

At September 30, 1997, the available-for-sale portfolio had a $6.2 million gross unrealized gain, compared to a gross unrealized loss of $1.2 million at September 30, 1996 and a $400 thousand gross unrealized gain at June 30, 1997. The increase in market value was due to a decrease in market interest rates and improved market conditions in the third quarter.


DEPOSITS AND OTHER FUNDING SOURCES

Deposits

Average deposits of $4.2 billion increased 25.1% from the third quarter of last year and 1.3% from the second quarter. Excluding $774.6 million of Family deposits added during the fourth quarter, average deposits increased 2% from the third quarter of 1996. At September 30, 1997, the ratio of loans to deposits was 92%, up from 89% at June 30, 1997 and 87% at December 31, 1996. This was primarily the result of the utilization of excess liquidity at Family, which had a loan to deposit ratio of 60.6% at the time of acquisition on December 6, 1996.

Average transaction accounts (demand deposit, NOW and money market accounts) of $1.6 billion were up 23.5% from last year and 2.3% from the second quarter. Excluding $250.5 million of Family transaction deposits added during the fourth quarter, average outstanding transaction deposits increased 4.5% from the third quarter of 1996. The increases in transaction deposits is consistent with the Company's increased marketing of these lower cost accounts. The average rate paid on NOW and money market accounts declined from 2.59% during the third quarter of 1996 to 2.54% during the third quarter of 1997 due to an increase in lower yielding NOW accounts.

Average savings and time deposit balances of $2.6 billion increased 26.2% from last year and increased 1% from the second quarter. Excluding $523.9 million of Family deposits added during the fourth quarter, average savings and time deposits increased less than 1%. The average rate paid on savings and time deposits has remained relatively flat on a year-to-year basis.

Other Funding Sources

The Company's primary source of funding, other than deposits and securities sold under repurchase agreements, is the Federal Home Loan Bank ("FHLB"). Average FHLB borrowings for the third quarter were $595.4 million, compared with $399.9 million for the third quarter of last year and $491.9 million for the second quarter. FHLB borrowings increased because growth in earning assets, particularly mortgage loans held for sale, exceeded growth in deposits. FHLB borrowings are secured by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by 1-4 family properties, certain unencumbered securities and other qualified assets. At September 30, 1997, FHLB borrowings amounted to $802.3 million. The Company's estimated additional borrowing capacity with the FHLB at September 30, 1997 was $342 million.


ASSET-LIABILITY MANAGEMENT

Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities contained on the Company's balance sheet. The impact of changes in interest rates on the Company's net interest income represents its level of interest rate risk. The Company analyzes the estimated future impact on net interest income of changing interest rates based on projections, including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically. The results of this analysis indicates that the Company is relatively rate neutral within a twelve-month period. Management estimates that an instantaneous 2% change in interest rates would have less than a 3% impact on net interest income over a twelve month period. This assessment is based on management's ability to exert some control with respect to the extent and timing of the change in rates paid on the Company's interest-bearing deposits. The Company's methods for analyzing the effects of changes in interest rates on its operations incorporate assumptions concerning, among other things, the amortization and prepayment of assets and liabilities. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The primary objective of the Company's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The Liquidity and Funds Management Committee sets specific rate-sensitivity limits for the Company. The Committee monitors and adjusts the Company's exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Management strives to minimize the negative impact on net interest income caused by changes in interest rates. At this time, management believes the Company's asset-liability mix is sufficiently balanced within a broad range of interest rate scenarios to minimize the impact of significant rate movements within a twelve-month period.


The Company controls its interest rate risk by managing the level and duration of certain on-balance-sheet assets and liabilities. The Company does not currently use off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position.

The Company has, however, purchased interest rate floors tied to the CMT index to mitigate the prepayment risk associated with mortgage servicing rights (see " Non-Interest Income" for further details). The value of the CMT floors is inversely related to movements in interest rates, while the value of the servicing rights is positively related to movements in interest rates. When rates decline, people are more likely to refinance their mortgages, which reduces the value of the servicing rights to the Company. When rates increase, the opposite is true. While not accorded hedge accounting treatment due to the uncertainty of strict correlation, in the event that interest rates fall, any resulting increase in the value of the CMT floors are intended to offset, in part, the prospective impairment of the servicing rights. The CMT floors are carried at amortized value of $25 thousand and are included in other assets. Amortization of the CMT floors reduced mortgage banking income by $41 thousand, $330 thousand, and $46 thousand in the third quarter of 1997, the third quarter of 1996, and the second quarter of 1997, respectively.


NET INTEREST INCOME

The Company's taxable-equivalent net interest income, which represented 81% of net interest income and noninterest income, was $62.2 million in the third quarter, up 29% from the third quarter of 1996 and 3% from the second quarter.
The increases primarily reflect higher earning assets as a result of the Family acquisition during the fourth quarter as well as internal loan growth. Table 3 shows the changes from the third quarter of 1996 to the third quarter of 1997 in tax equivalent net interest income by category due to rate and volume.

The third quarter of 1997 net interest margin was 4.73% compared to 4.73% in the third quarter of 1996 and 4.76% in the second quarter of 1997.

TABLE 3  -  Rate Volume Analysis

Three Months Ended September 30, 1997 vs. Three Months Ended
September 30, 1996




                                      Quarterly
                           change from previous year due to:
                                                     Total
                              Volume     Rate (1)    Change
                                (Dollars in Thousands)
Interest income:
  Loans and leases           $18,805    $   (78)    $18,727
  Investment securities        5,899        266       6,165
  Federal funds sold             (56)        64           8
    Total interest income     24,648        252      24,900

Interest expense:
  Deposits
    Regular savings              982        (51)        931
    NOW and money market
      accounts                 1,005       (110)        895
    Certificates of deposit    5,389       (243)      5,146
      Total deposits           7,376       (404)      6,972

  Borrowed funds               3,754        118       3,872
      Total interest
        expense               11,130       (286)     10,844

Net interest income (fully
    taxable equivalent)      $13,518    $   538     $14,056


(1) Includes changes in interest income and expense not due solely to volume or rate changes.



NONINTEREST INCOME

Third quarter noninterest income of $14.2 million increased 45% from the third quarter of 1996 and 15% when compared with the second quarter of 1997. The annual increase was attributable to both the Family acquisition during the fourth quarter of 1996 and internal initiatives to increase noninterest income. The increase in noninterest income from the last quarter was largely due to a $1.5 million increase in mortgage banking income.

Customer services income of $5.8 million increased 46% from the third quarter of last year and 1.3% from the second quarter of 1997. Excluding Family, customer services revenue increased 10% from the third quarter of last year.
The increases in customer services income were attributable to growth in the number of transaction accounts and related fees and increases in ATM charges.

Mortgage banking services income of $5.0 million increased 50% from last year and increased 41% from the second quarter due to an $802 thousand gain on the sale of mortgage servicing rights and a $524 thousand increase in mortgage sales income.
The Company expects to continue to sell servicing rights periodically in the future in order to manage the size of its servicing asset. Mortgage servicing rights amounted to $37.0 million at September 30, 1997, which was 38% higher than a year earlier and 7% higher than on June 30, 1997.
The Company has generally sold servicing rights related to correspondent production and retained servicing rights related to retail production. See Table 4 for details.

TABLE 4  -  Mortgage Banking



                                                   At or for the Three Months Ended
                         September 30,   June 30,    March 31,   December 31,  September 30,    June 30,    March 31,
                             1997         1997         1997          1996          1996           1996         1996
                                                         (Dollars in Thousands)

Residential mortgages
  serviced for
  investors at end
  of period                $3,388,310   $2,905,274  $3,346,804   $3,227,659    $2,953,213    $2,819,545    $2,701,552

Residential mortgage
  sales income             $    2,141   $    1,617  $    1,113   $    1,722    $    1,419    $    1,550    $    1,332

Residential mortgage
  servicing income, net         2,045        1,925       1,865        1,132         1,247         1,621         1,832

Gain on sale of
  mortgage servicing              802          ---       1,253          236           649           ---           200

    Total                  $    4,988   $    3,542  $    4,231   $    3,090    $    3,315    $    3,171    $    3,364

Trust and investment advisory services income of $2.4 million increased 22% from the third quarter of 1996 and 3.4% from the second quarter of 1997 due primarily to increases in assets under management. Assets under management amounted to $1.8 billion, $1.3 billion and $1.2 billion at September 30, 1997, June 30, 1997, and December
31, 1996, respectively.

The Company recorded a $48 thousand gain on sales of securities available for sale in the third quarter of 1997 as compared to $1 thousand loss in the third quarter of 1996.


NONINTEREST EXPENSE

Noninterest expense of $47.2 million increased 30% from the third quarter of 1996 and 5.8% from the second quarter of 1997. The year-to-year increase was primarily attributable to the Family acquisition during the fourth quarter of 1996 and the issuance of the Trust Capital Securities during the first quarter of 1997. While the overall total of non-interest expenses has increased, the Company's efficiency ratio, which excludes distributions on the Trust Capital
Securities among other things (see Table 1), has decreased to 58.94% during the third quarter of 1997 from 59.58%
during the third quarter of 1996 as compared with 58.56% during the second quarter of 1997. The lower efficiency ratio from 1996, although up slightly from the second quarter, reflects efficiencies created by the acquisition and assimilation of both Bank of New Hampshire and Family.

Salaries and benefits expense of $23.3 million increased 27% from last year and 6% from the second quarter. In addition to Family, the increases were attributable to increased performance-based compensation. Third quarter full-time equivalent employees were 2,381, compared to 1,980 for the same period last year and 2,400 for the second quarter.

Data processing expense increased 23% from the third quarter of last year and 10% from the second quarter. The increase in expenses was attributable to the implementation of system upgrades to accommodate increased volumes.

Occupancy expense increased 17% from the third quarter of last year and 12% from the second quarter of 1997. Included as a reduction to occupancy expense during the second quarter is a net gain on the sale of the former operations center of Bank of New Hampshire of $503 thousand. Excluding the net gain in the second quarter, occupancy expense decreased 4%. The year-to-year increase was primarily related to Family but also reflects the cost associated with new supermarket branches.

Equipment expense increased 28% from the third quarter of last year and was the same as the second quarter of 1997.
The year-to-year increase was related to Family as well as the expansion of the Company's branch and ATM networks and continued investments in computer-related technology.

Amortization of goodwill and deposit premiums during the third quarter of 1997 increased 51% from the third quarter of 1996 and was flat when compared with the second quarter.
The year-to-year increase was directly related to the purchase of Family during the fourth quarter of 1996.

Advertising and marketing expenses increased 154% from the third quarter of 1996 and was 46% higher than the second quarter. The increases were related to the addition of Family, the timing of certain promotional campaigns and the Company's efforts to promote its products and services in an increasingly competitive market for financial services. The breakdown of other noninterest expenses is included in Table 5, which follows.

TABLE 5  -  Other Noninterest Expenses





                                    1997      1997      1997        1996      1996     1996       1996
                                   Third     Second    First       Fourth     Third    Second     First
                                  Quarter   Quarter   Quarter     Quarter   Quarter   Quarter   Quarter
                                                          (Dollars in Thousands)

Miscellaneous loan costs          $  945     $1,231   $  912      $1,078    $  778    $  978    $  394
Telephone                          1,015      1,018    1,005       1,215       921       838       677
Postage and freight                  925      1,004    1,070         765       625       673       815
Office supplies                      843        876      824       1,009       755       677       677
Deposits and other assessments       398        378      372         111     2,270 (1)   324       345
Collection and carrying costs
  of non-performing assets           275          9      213         189       502       378       504
Other                              2,900      2,860    2,350       2,206     1,814     3,361     2,458

                                  $7,301     $7,376   $6,746      $6,573    $7,665    $7,229    $5,870



(1) Third quarter 1996 includes a $1.9 million SAIF assessment.


TAXES

The third quarter effective tax rate of 36% compares to 34% in the third quarter of 1996 and 36% in the second quarter.
The increase from 1996 was primarily due to non-deductible goodwill from the Family purchase.

ASSET QUALITY

As shown in Table 6, nonperforming assets were $45.7 million at September 30, 1997, which represented 0.75% of total assets. This compares to $45.9 million or 1.03% at September 30, 1996 and $46.2 million or 0.83% at June 30, 1997. Year to year, declines in nonperforming assets have resulted from sales of other real estate owned ("OREO"), which were offset in part by an increase in nonaccrual loans and repossessions.


TABLE 6  --  Nonperforming Assets



                                             Sep. 30,   June 30,  Mar. 31,  Dec. 31,  Sep. 30,  June 30,  Mar. 31,
                                               1997      1997      1997      1996      1996      1996      1996
                                                                (Dollars in Thousands)
Residential real estate loans:
  Nonaccrual loans                           $ 6,474    $ 5,406   $ 5,053   $ 3,867   $ 3,901   $ 5,032   $ 6,089

Commercial real estate loans:
  Nonaccrual loans                            16,147     16,785    15,854    15,270    16,233    15,628    16,917
Troubled debt restructurings                   1,121      1,356     1,473     1,581     1,691     1,878     1,793
     Total                                    17,268     18,141    17,327    16,851    17,924    17,506    18,710

Commercial business loans and leases:
  Nonaccrual loans                             8,390      7,732     6,875     8,016     7,688     7,567     5,631
  Troubled debt restructurings                   118        193       199       579       614     1,114     1,349
    Total                                      8,508      7,925     7,074     8,595     8,302     8,681     6,980

Consumer loans and leases;
  Nonaccrual loans                             6,548      6,564     6,439     5,097     4,505     4,368     4,099

Total nonperforming loans:
  Nonaccrual loans                            37,559     36,487    34,221    32,250    32,327    32,595    32,736
  Troubled debt restructurings                 1,239      1,549     1,672     2,160     2,305     2,992     3,142
      Total                                   38,798     38,036    35,893    34,410    34,632    35,587    35,878

Other nonperforming assets:
  Other real estate owned, net of
    related reserves                           5,057      5,652     7,390    10,000     9,674    10,033    11,089
  Repossessions, net of related reserves       1,837      2,564     1,964     1,818     1,572     1,316     1,865
    Total other nonperforming assets           6,894      8,216     9,354    11,818    11,246    11,349    12,954

Total nonperforming assets                   $45,692    $46,252   $45,247   $46,228   $45,878   $46,936   $48,832

Accruing loans which are 90 days overdue     $ 6,324    $ 4,894   $ 5,820   $ 8,038   $ 5,123   $ 2,840   $ 5,090

Total nonperforming loans as a percentage
  of total loans (1)                           0.99%      1.01%     0.98%     0.94%     1.09%     1.14%     1.19%
Total nonperforming assets as a percentage
  of total assets                              0.75%      0.83%     0.83%     0.86%     1.03%     1.07%     1.15%

Total nonperforming assets as a percentage
  of total loans (1) and total other
  nonperforming assets                         1.16%      1.23%     1.24%     1.26%     1.44%     1.50%     1.61%



Note:  The Company has changed its definition of non-performing assets to exclude loans 90 days past due still accruing interest. Prior periods have been restated accordingly.

(1) Exclusive of loans held for sale.

The Company's residential loan portfolio accounted for 30% of the total loan portfolio at September 30, 1997 as compared with 32% at September 30 and December 31, 1996.
The reductions are consistent with the strategy of the Company to reduce lower yielding residential loans as a percentage of the overall loan portfolio. The Company's residential loans are generally secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At September 30, 1997, 0.55% of the Company's residential loans were non-performing, as compared with 0.38% at September 30, 1996 and
 .33% at December 31, 1996.

The Company's commercial real estate loan portfolio accounted for 26% of the total loan portfolio at September 30, 1997 and 1996 and at December 31, 1996. It is the intention of the Company to maintain commercial real estate loans as a percentage of the overall loan portfolio at the same or lower levels in the future. At September 30, 1997, 1.73% of the Company's commercial real estate loans were non-performing, as compared with 2.20% at September 30, 1996 and 1.75% at December 31, 1996.

The Company's commercial business loan portfolio accounted for 13% of the total loan portfolio at September 30, 1997 as compared with 14% at September 30, 1996 and 13% at December 31, 1996. It is the intention of the Company to increase commercial business loans as a percentage of the overall loan portfolio. Commercial business loans are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire and northeastern Massachusetts. The Company's commercial business loans are generally to small and medium size businesses located within its geographic market area. At September 30, 1997, 1.65% of the Company's commercial business loans were non-performing, as compared with 1.93% at September 30, 1996 and 1.80% at December 31, 1996.

The Company's consumer loan portfolio accounted for 31% of the total loan portfolio at September 30, 1997, as compared with 28% at September 30, 1996 and December 31, 1996. It is the intention of the Company to increase consumer loans as a percentage of the overall loan portfolio. The Company has a diversified consumer loan portfolio comprised of 34% home equity loans, 24% automobile loans, 16% mobile home loans, 9% student loans and 17% of other loan types, including approximately 1% of credit card loans. At September 30, 1997, 0.54% of the Company's consumer loans were non-performing, as compared with 0.50% at September 30, 1996 and 0.49% at December 31, 1996.

Net Charge-offs

As shown in Table 7, third quarter net charge-offs were $1.8 million or 18 basis points of average loans and leases outstanding. This compares to $2.0 million or 25 basis points for the third quarter of 1996 and $1.8 million or 19 basis points for the second quarter of 1997.

TABLE 7  -  Allowance for Loan and Lease Losses



                                   1997         1997        1997         1996       1996        1996        1996
                                  Third        Second       First       Fourth      Third      Second       First
                                 Quarter      Quarter      Quarter     Quarter     Quarter     Quarter     Quarter
                                                            (Dollars in Thousands)
Average loans and leases
  outstanding during
    the period (1)             $4,066,866   $3,861,741   $3,799,500  $3,438,872  $3,234,629  $3,202,162  $2,959,218

Allowance at beginning
  of period                    $   64,783   $   66,601   $   67,488  $   61,663  $   63,654  $   65,533  $   60,975
Additions due to acquisitions
  and purchases                       ---          ---          ---       7,055         ---         ---       4,310

Charge-offs:
  Residential real estate
    mortgages                         247          425          516         582         495       1,163         434
  Commercial real estate
    mortgages                         188          214          261       5,064       1,658       1,158         888
  Commercial business loans
    and leases                      1,452        1,021          323       1,211         249         679         855
  Consumer loans and leases         2,684        1,522        1,568       1,182         722       1,092         741
     Total loans charged off        4,571        3,182        2,668       8,039       3,124       4,092       2,918

Recoveries:
  Residential real estate
    mortgages                          78          113           90          97          93         248          62
  Commercial real estate
    mortgages                       1,296          448          890       5,721         591       1,169       2,060
  Commercial business loans
    and leases                        982          563          574         780         245          92         420
  Consumer loans and leases           393          240          227         211         204         254         174
Total loans recovered               2,749        1,364        1,781       6,809       1,133       1,763       2,716
  Net charge-offs                   1,822        1,818          887       1,230       1,991       2,329         202

Additions charged to operating
  expenses                            ---          ---          ---         ---         ---         450         450
Allowance at end of period     $   62,961   $   64,783   $   66,601  $   67,488  $   61,663  $   63,654  $   65,533

Ratio of net charge-offs to average
  loans and leases outstanding
  during the period-annualized(1)   0.18%         0.19%        0.09%       0.14%       0.25%       0.29%       0.03%
Ratio of allowance to total loans
  and leases at end of period(2)    1.61%         1.73%        1.82%       1.85%       1.94%       2.04%       2.17%
Ratio of allowance to non-
  performing loans at end
  of period                          162%          170%         186%        196%        178%        179%        183%




(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Excludes loans held for sale.

Provision/Allowance for Loan Losses

The Company did not record a provision for loan losses in 1997. There was also no provision for the third quarter of 1996.

At September 30, 1997, the allowance for loan and lease losses amounted to $63.0 million or 1.61% of loans, as compared to 1.94% at September 30, 1996 and 1.85% at December 31, 1996. The ratio of the allowance for loan and lease losses to nonperforming loans was 162% at September 30, 1997, as compared to 178% at September 30, 1996 and 196% at December 31, 1996. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other procedures, consideration of the character and size of the loan portfolio, monitoring trends in nonperforming loans, delinquent loans and net charge-offs, as well as new loan originations and other asset quality factors.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Changing economic and business conditions in northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large upward movements in market-based interest rates or other reasons could affect the Company's future provisions for loan losses. Based on anticipated growth in assets, it is likely that the Company will resume recording a provision for loan losses in 1998.


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


CAPITAL

At September 30, 1997, shareholders' equity totaled $451 million. In addition, in January 1997, a subsidiary trust of the Company issued $100 million of Trust Capital Securities which mature in 2027 and which qualify as Tier 1 Capital. The Company declared and paid a $.19 per share dividend during the third quarter, representing a 28%
dividend payout ratio.    See attached Table 8 for
information regarding the Company's rate of internal capital generation. During the nine months ended September 30, 1997, the Company had repurchased $35.5 million of its common stock, representing 1,111,800 shares. Effective October 28, 1997, the Company's board of directors rescinded its stock repurchase authorization.

The Company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets. Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9.
As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

The Company's banking subsidiaries also are subject to federal, and in certain cases state, regulatory capital requirements. At September 30, 1997, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency.

TABLE 8  -  Rate of Internal Capital Generation


                                                   1997                                       1996
                                      Third      Second     First       Fourth     Third     Second      First
                                     Quarter     Quarter   Quarter      Quarter    Quarter   Quarter    Quarter
Return on assets (1)                  1.30%       1.30%     1.28%        1.32%      1.29%     0.93%      1.24%
Average equity to assets              7.75%       8.03%     8.24%        7.82%      8.48%     8.32%      8.76%
Return on average equity (1)         16.70%      16.35%    15.55%       16.83%     15.21%    11.20%     14.06%
Total dividend payout ratio (1)         28%         28%       30%          29%        30%       42%        33%
Earnings retention rate                 72%         72%       70%          71%        70%       58%        67%
Internal capital generation rate     12.03%      11.75%    10.89%       12.02%     10.59%     6.44%      9.37%
Cash return on average tangible
  equity (1)                         21.68%      21.47%    20.54%       21.10%     18.42%    14.11%     16.48%




(1) Annualized.

TABLE 9  -  Regulatory Capital Requirements


                                                               For Capital
                                            Actual          Adequacy Purposes         Excess
                                        Amount    Ratio      Amount    Ratio      Amount    Ratio
                                                          (Dollars in Thousands)
As of September 30, 1997

Total capital (to risk weighted
  assets)                              $528,499   14.26%     $296,542    8.00%    $231,957    6.26%
Tier 1 capital (to risk
  weighted assets)                     $481,959   13.00%     $149,271    4.00%    $333,688    9.00%
Tier 1 leverage capital ratio
  (to average assets)                  $481,959    8.62%     $223,726    4.00%    $258,233    4.62%


As of December 31, 1996:

Total capital (to risk weighted
  assets)                              $409,144   12.24%    $267,428     8.00%    $141,716    4.24%
Tier 1 capital (to risk
  weighted assets)                     $367,041   10.98%    $133,714     4.00%    $233,327    6.98%
Tier 1 leverage capital ratio
  (to average assets)                  $367,041    7.96%    $184,445     4.00%    $182,596    3.96%

Prospective Acquisitions

On October 1, 1997, the Company completed its purchase of Atlantic Bancorp, the parent company of Atlantic Bank, N.A., for an aggregate purchase price of $70.8 million. The acquisition, which was accounted for as a purchase, included $462.9 million in assets.

On October 10, 1997, the Company acquired all of the outstanding stock of MPN Holdings ("MPN"). MPN is the holding company of Morse, Payson & Noyes Insurance. The transaction, which was accounted for as a purchase, was effected through an exchange of MPN stock for 222,839 shares of the Company's common stock.

On October 27, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with CFX Corporation. The Agreement provides, among other things, (i) the merger of CFX Corporation with and into the company (the "Merger") and (ii) the conversion of common stock of CFX Corporation outstanding immediately prior to the Merger (subject to certain exceptions) into the right to receive .667 newly-issued shares of the Company's common stock plus cash in lieu of any fractional share interest, or approximately 16 million shares of newly issued Company stock. Consummation of the Merger is subject to a number of conditions, including, but not limited to, (i) the approval of the Agreement and the Merger by the shareholders of both the Company and CFX Corporation and (ii) the receipt of required regulatory approvals. For additional information, reference is made to the Current Reports on Form 8-K filed by the Company on October 27 and November 3, 1997.


IMPACT OF NEW ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 128 "Earnings per Share." This Statement requires disclosure of "basic" and "diluted" earnings per share. The Statement is required to be implemented retroactively in the fourth quarter of 1997. The Company's current reported earnings per share is the same as "basic."
The Company estimates that diluted earnings per share will be lower than 3% less than the basic earnings per share.

Also in February 1997, the FASB issued SFAS No. 129,
"Disclosure of Information about Capital Structure," which will be effective for financial statements for periods ending after December 15, 1997. The Company's disclosures currently comply with the provisions of this statement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement will be effective for 1998 financial statements.

Also in June 1997, the FASB issued SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related
Information," which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances.
This statement will be effective for 1998 annual financial statements. For the purpose of SFAS No. 131, the Company has one operating segment.


FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U. S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II - Other Information

Item 1.  Legal Proceedings:

Like some of the larger financial institutions across the country, Peoples Heritage Bank, the Company's Maine-based banking subsidiary, has been served with a class action suit challenging the validity of its mortgage escrow practices. The plaintiff, James Greenwood, filed suit on August 29, 1997 in the United States District Court for the Northern District of New York. The suit seeks an unspecified amount of damages on behalf of the plaintiff and a purported class of similarly situated persons. Management currently is conducting a full assessment of the action and, based on its review to date, believes that the action will not be material to the financial condition of the Company. Management currently believes the action to be without merit and intends to vigorously defend the action.

Other than as set forth above, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition and results of operations of the Company.


Item 2.  Changes in securities  -  not applicable.

Item 3.  Defaults upon senior securities  -  not applicable.

Item 4. Submission of matters to a vote of security holders - none.

Item 5.  Other Information.

Item 6.  Exhibits and reports on Form 8-K.

        (a)  Exhibit 27  -  Financial Data Schedule.

        (b)  Reports on Form 8-K  - not applicable.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                           PEOPLES HERITAGE FINANCIAL GROUP, INC.




Date November 13, 1997     By:
                                William J. Ryan
                                Chairman, President and
                                Chief Executive Officer




Date November 13, 1997     By:
                                Peter J. Verrill
                                Executive Vice President,
                                Chief Operating Officer and
                                Chief Financial Officer
                                (principal financial and
                                accounting officer)

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                          PEOPLES HERITAGE FINANCIAL GROUP, INC.



                                 /s/ William J. Ryan
Date November 13, 1997      By:
                                 William J. Ryan
                                 Chairman, President and
                                 Chief Executive Officer



                                 /s/ Peter J. Verrill
Date November 13, 1997      By:
                                 Peter J. Verrill
                                 Executive Vice President,
                                 Chief Operating Officer and
                                 Chief Financial Officer
                                 (principal financial and
                                 accounting officer)