Form 10-K405
period 1997-12-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1998-03-27
CIK 829750

================================================================================
                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________.

Commission File Number:  0-16947

                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maine                                           01-0437984
     ----------------------------                            ----------------
     (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                      Identification Number)

                P.O. Box 9540
             One Portland Square
             Portland, Maine                                     04112-9540
  ----------------------------------------                       ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, the aggregate market value of the 27,825,603 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 721,012 shares held by all directors and executive officers of the Registrant as a group (excluding the effects of unexercised stock options), was $1.27 billion. This figure is based on the last sale price of $46.75 per share of the Registrant's Common Stock on March 20, 1998, as reported in THE WALL STREET JOURNAL on March 23, 1998. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 20, 1998:  27,825,603

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)  Portions of the Annual Report to Stockholders for the year ended
     December 31, 1997 are incorporated by reference into Part II, Items 5-8 and
     Part IV, Item 14 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

================================================================================

PART I.

ITEM 1.  BUSINESS

THE COMPANY

     Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank and financial services holding company which is incorporated under the laws of the State of Maine. The Company conducts business from its executive offices in Portland, Maine and 142 banking offices located throughout Maine, New Hampshire and northern Massachusetts. At December 31, 1997, the Company had consolidated assets of $6.8 billion and consolidated shareholders' equity of $475.1 million. Based on total assets at December 31, 1997, the Company is the largest independent bank holding company headquartered in northern New England and the fifth largest independent bank holding company headquartered in New England.

     The Company offers a broad range of commercial and consumer banking services and products and trust and investment advisory services through three wholly-owned banking subsidiaries: Peoples Heritage Bank ("PHB"), Bank of New Hampshire ("BNH") and Family Bank, FSB ("Family Bank"). PHB is a Maine-chartered bank which operates 75 offices throughout Maine and, through subsidiaries, engages in mortgage banking, financial planning, equipment leasing, securities brokerage and insurance brokerage activities. At December 31, 1997, PHB had consolidated assets of $3.8 billion and consolidated shareholder's equity of $269.4 million. BNH is a New Hampshire-chartered commercial bank which operates 46 offices throughout New Hampshire. At December 31, 1997, BNH had consolidated assets of $2.1 billion and consolidated shareholder's equity of $146.4 million. Family Bank is a federally-chartered savings bank which operates 17 banking offices in the Merrimack Valley area of Greater Haverhill and Greater Lowell, Massachusetts and four offices in southern New Hampshire. At December 31, 1997, Family Bank had consolidated assets of $1.1 billion and consolidated shareholder's equity of $106.7 million.

     Acquisitions have been, and are expected to continue to be, an important part of the expansion of the Company's business. Since January 1, 1995, the Company has completed one acquisition which has been accounted for under the pooling-of-interests method and six acquisitions accounted for under the purchase method. These transactions do not include the Company's pending acquisition of CFX Corporation.

     Unless the context otherwise requires, references herein to the Company include its direct and indirect subsidiaries.

BUSINESS OF THE COMPANY

     The principal business of the Company consists of attracting deposits from the general public through its offices and using such deposits to originate loans secured by first mortgage liens on existing single-family (one-to-four units) residential real estate and existing multi-family (over four units) residential and commercial real estate, construction loans, commercial business loans and leases and consumer loans and leases. The Company also provides various mortgage banking services and, as discussed below, various trust and investment advisory services, as well as engages in equipment leasing, financial planning, securities brokerage and insurance brokerage activities. The Company also invests in investment securities and other permitted investments.

     The Company derives its income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investments, fees received in connection with the sale and servicing of loans, deposit services and for other services and gains on the sale of assets. The Company's principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan and lease losses and income tax expense. Funds for activities are provided principally by deposits, advances from the Federal Home Loan Bank ("FHLB") of Boston, securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investments and other sources.

     PHB, BNH and, commencing in 1997, Family Bank provide full trust services to their customers. Each of the Company's banking subsidiaries focuses on offering employee benefit trust services in which it will act as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans for corporate, self-employed, municipal and not-for-profit employers throughout the Company's market areas. In addition, the Company's banking subsidiaries serve as trustee of both living trust and trusts under wills and as such hold, account for and manage financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered the Company's banking subsidiaries. At December 31, 1997, the Company had $2.2 billion of assets held by the trust departments of its banking subsidiaries, which are not included in the Company's consolidated balance sheet for financial reporting purposes.

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

     As a Maine-chartered bank, PHB is subject to regulation and examination by the Superintendent, as a New Hampshire-chartered commercial bank, BNH is subject to regulation and examination by the New Hampshire Bank Commissioner and as a federally-chartered savings bank, Family Bank is subject to regulation and examination by the Office of Thrift Supervision ("OTS"). Each of PHB, BNH and Family Bank is a member of the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation ("FDIC").

SUBSIDIARIES

     At December 31, 1997, the Company's only direct subsidiaries were PHB, Bank of New Hampshire Corporation, a holding company for BNH, Peoples Heritage Merger Corp., a holding company for Family Bank, and Peoples Heritage Capital Trust I (the "Trust"). For additional information on the Trust, see Note 11 to the Consolidated Financial Statements included in Item 8 hereof.

     Set forth below is a brief description of certain indirect non-banking subsidiaries of the Company.

     Mortgage Banking Activities. During 1993, PHB formed Peoples Heritage Mortgage Company ("PHMC") for the purpose of expanding its residential real estate mortgage origination business outside of the Company's principal lending areas of Maine and New Hampshire. Currently, the activities of PHMC are not material.

     Investments In Real Estate. The Company's banking subsidiaries hold certain investments in real estate. Exclusive of other real estate owned and investments in office properties and facilities, which are discussed under Item 2 hereof, at December 31, 1997 the Company's banking subsidiaries' investments in real estate consisted entirely of interests in limited partnerships formed for the purpose of investing in real estate for lower-income families, elderly housing projects and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1997, the Company's banking subsidiaries investments in these limited partnerships had a carrying value of $5.2 million.

     Equipment Leasing Activities. PHB conducts equipment leasing activities through Peoples Heritage Leasing Corporation, Inc. ("PHLC"). PHLC is headquartered in Portland, Maine and engages in direct equipment leasing activities, primarily involving office equipment, in the Portland, Maine metropolitan area and elsewhere in the States of Maine, New Hampshire and Massachusetts. At December 31, 1997, PHLC had $20.8 million of leases outstanding.

     Financial Planning And Securities Brokerage Activities. PHB conducts financial planning, investment planning and securities brokerage activities through Heritage Investment Planning Group, Inc. ("HIPG"). PHB also offers through HIPG investments in mutual funds and annuities throughout the Company's market areas. HIPG offers its services to individuals and small businesses from its office located in Portland, Maine and from certain of the Company's other locations in Maine and New Hampshire. Sales professionals at HIPG are registered representatives of Royal Alliance, a registered broker/dealer, and all securities brokerage activities are conducted through Royal Alliance. The sales professionals receive referrals from the Company's branch offices throughout its market areas.

     Insurance Brokerage Activities. PHB conducts insurance brokerage activities through MPN Holdings, the holding company for Morse, Payson & Noyes, which the Company acquired on October 10, 1997. Morse Payson and Noyes is the largest insurance brokerage firm in Maine.

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

     In recent years, Maine, New Hampshire and Massachusetts laws have enabled the acquisition of financial institutions in these respective states by financial institutions and financial institution holding companies based outside of these states. As a result, the Company has encountered substantial competition in its market areas, particularly from out-of-state banking organizations that have entered the Maine, New Hampshire and Massachusetts banking markets, and the Company expects to continue to encounter such competition in the future.

EMPLOYEES

     The Company had approximately 2,560 full-time employees as of December 31, 1997. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

     Capital Requirements. For a description of the capital adequacy guidelines adopted by the Federal Reserve Board to assess the adequacy of capital of bank holding companies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" included in Item 7 hereof.

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

     Maine Law. Under Maine law, the prior approval of the Superintendent is required in any case in which (i) any person or company proposes to acquire control of a Maine financial institution or a Maine financial institution holding company and (ii) a Maine financial institution or Maine financial institution holding company proposes to acquire more than 5% of the voting shares of a Maine financial institution or a Maine financial institution holding company. In addition, the prior approval of the Superintendent is required for the acquisition of more than 5% of the voting shares of a financial institution, whose home state is not Maine, by a Maine financial institution or a Maine financial institution holding company.

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

     New Hampshire Law. New Hampshire law generally prohibits a bank holding company organized under the laws of New Hampshire or doing business in the State of New Hampshire from directly or indirectly acquiring ownership or control of any voting stock of any bank or national bank, if upon such acquisition (i) the bank holding company would have more than twelve bank affiliates in New Hampshire, or (ii) the dollar volume of the total of time, savings and demand deposits in New Hampshire of the bank holding company and all its affiliates would exceed 20% of the dollar volume of the total of time, savings and demand deposits of all banks, national banks and federal savings and loan associations in the State of New Hampshire as determined by the New Hampshire Bank Commissioner. The above-referenced 20% limitation may be waived by the New Hampshire Bank

Commissioner and the New Hampshire Attorney General if both determine that it is in the best interests of the State of New Hampshire, provided that under no circumstances shall the total dollar volume of total deposits exceed 30%.

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

     Capital Requirements. Each of the Company's banking subsidiaries is subject to regulatory capital requirements of the FDIC (in the case of PHB and BNH) and the OTS (in the case of Family Bank) which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company. At December 31, 1997, the regulatory capital of each of the Company's banking subsidiaries substantially exceeded applicable requirements.

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

     At December 31, 1997, each of the Company's banking subsidiaries had capital levels which qualified it as a "well-capitalized" institution.

     Fdic Insurance Premiums. Each of the Company's banking subsidiaries is a member of the BIF administered by the FDIC, although certain deposits of each of these entities acquired in acquisitions are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC.

     As an FDIC-insured institution, each of the Company's banking subsidiaries is required to pay deposit insurance premiums to the FDIC. Effective January 1, 1997, the assessment schedule for both BIF and SAIF ranges from 0 basis points (subject to a $2,000 annual minimum) to 27 basis points. In addition, both BIF-insured institutions and SAIF-insured institutions are assessed amounts in order for a federally-chartered Finance Corporation to make payments on it bonds.

     Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company's banking subsidiaries had no brokered deposits outstanding at December 31, 1997.

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

     The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Bank and FNB, the FDIC and the OCC, respectively) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 1997, the CRA rating of the Company's banking subsidiaries was either "outstanding" or "satisfactory."

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

TAXATION

     Federal Taxation. The Company and its banking subsidiaries are subject to those rules of federal income taxation generally applicable to corporations under the Code. The Company and its banking subsidiaries, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

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

     The Company is subject to New Hampshire business profits tax based on federal taxable income attributable to New Hampshire apportionments. The tax is essentially computed by excluding from taxable income any interest on U.S. Government obligations, adding back New Hampshire business profits taxes used in computing federal taxable income, and then multiplying the resulting New Hampshire taxable income by 7.0%. The computed tax is offset by a credit for any New Hampshire enterprise tax assessed on the affiliates' compensation, interest and dividends paid.

     The Company is subject to Massachusetts financial institution excise tax based on federal taxable income primarily attributable to its Massachusetts affiliates. The tax is computed by adding back tax-exempt income excluded from federal taxable income, state income tax/excise taxes deducted from federal taxable income, and then multiplying the resulting Massachusetts taxable income by 11.32%. Certain affiliates chartered as Massachusetts Security Corporations pay excise taxes to Massachusetts at a rate of 1.32% on gross investment income.

ITEM 2. PROPERTIES

     At December 31, 1997, the Company conducted its business from its headquarters and main office at One Portland Square, Portland, Maine, and 141 banking offices located throughout Maine, New Hampshire and northern Massachusetts. For additional information regarding the Company's lease obligations, see Note 13 to the Consolidated Financial Statements included in
Item 8 hereof.

     The following table sets forth certain information with respect to the offices of the Company as of December 31, 1997.

                                          Net Book Value of
                     Number of         Property and Leasehold
  State           Banking Offices           Improvements            Deposits
  -----           ---------------           ------------            --------
                                                   (Dollars in Thousands)
PHB                       75                 $41,417               $2,499,242
BNH                       46                  20,547                1,518,857
Family Bank               21                  11,844                  784,541
                        ----                  ------                ---------
    Total                142                 $73,808               $4,802,640
                         ===                  ======                =========

ITEM 3.   LEGAL PROCEEDINGS

     Like some of the larger financial institutions across the country, PHB has been served with a class action suit challenging the validity of its mortgage escrow practices. The plaintiff, James Greenwood, filed suit on August 29, 1997 in the United States District Court for the Northern District of New York. The suit seeks an unspecified amount of damages on behalf of the plaintiff and a purported class of similarly-situated persons. Management currently is conducting a full assessment of the action and, based on its review to date, believes that the action will not be material to the financial condition, operations or liquidity of the Company. Management currently believes the action to be without merit and intends to vigorously defend the action.

     In addition to the foregoing litigation, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information contained under the section captioned "Common Stock Prices" on the inside back cover of the Company's Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report") is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information contained in the table captioned "Selected Five-Year Consolidated Financial and Other Data" on page 17 of the Company's Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 31 of the Company's Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk and Asset-Liability Management" on pages 23 and 24 of the Company's Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required are contained on pages 32 through 52 of the Company's Annual Report and are incorporated herein by reference.


PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to "Election of Directors" on pages 2 through 5 and "Executive Officers who are not Directors" on pages 8 and 9 of the definitive Proxy Statement of the Company, dated March 23, 1998 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to "Compensation of Executive Officers and Transactions with Management" on pages 12 through 17 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" on pages 10 and 11 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to "Certain Transactions" on pages 17 and 18 of the Proxy Statement.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are incorporated by reference from Item 8 hereof and the Annual Report to Stockholders included herein as
Exhibit 13:

     Consolidated balance sheets at December 31, 1997 and 1996

     Consolidated statements of income for each of the years in the three-year period ended December 31, 1997

     Consolidated statements of changes in shareholders' equity for each of the years in the three-year period ended December 31, 1997

     Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1997

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

     (a)(3) The following exhibits are included as part of this Form 10-K.

Exhibit No.                    Exhibit                                  Location
-----------                    -------                                  --------

   3(a)(1)     Articles of Incorporation of the Company, as amended        (1)

   3(a)(2)     Amended and Restated Articles of                            (2)
                Incorporation of the Company (to become effective upon consummation of the Company's pending acquisition of CFX Corporation)

   3(a)(3)     Amendment to the Articles of Incorporation of               (3)
                the Company (subject to approval of the Company's stockholders at the annual meeting of stockholders to be held on April 28, 1998)

   3(b)        Bylaws of the Company                                       (1)

   4(a)        Specimen Common Stock certificate                           (1)

   4(b)        Form of Indenture between the Company and Mellon
                Bank, N.A., as trustee                                     (4)

   4(c)        Form of Debenture due 2000                                  (4)

   4(d)        Amended and Restated Declaration of Trust relating to       (5)
                Peoples Heritage Capital Trust I, dated as of January
                31, 1997, between the Company and the trustees named therein

   4(e)        Form of Common Securities and form of Capital               (5)
                Securities of Peoples Heritage Capital Trust I (included as Exhibits to the Amended and Restated Declaration included as Exhibit 4(d))

   4(f)        Indenture, dated as of January 31, 1997, between the        (5)
                Company and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest
                Debentures due 2027 of the Company

   4(g)        Form of Junior Subordinated Deferrable Interest             (5)
                Debentures due 2027 of the Company (included as Exhibit A to the Indenture included as Exhibit 4(f))

   4(h)        Series A Capital Securities Guarantee Agreement, dated      (6)
                as of January 31, 1997, relating to the Series A Capital Securities of Peoples Heritage Capital Trust I

   4(i)        Common Securities Guarantee Agreement, dated as of          (6)
                January 31, 1997, relating to the Common Securities of
                Peoples Heritage Capital Trust I

   10(a)       Amended and Restated Severance Agreement between            (7)
                the Company and William J. Ryan

   10(b)       Amended and Restated Severance Agreement between            (7)
                the Company and Peter J. Verrill

   10(c)       Form of Severance Agreement between the Company             (6)
                and each of R. Scott Bacon, David D. Hindle, John W. Fridlington, Glenn McAllister, Carol L. Mitchell and
                Wendy Suehrstedt

   10(d)       Form of Amendment to Severance Agreement between
                the Company and each of R. Scott Bacon and David D.
                Hindle

   10(e)       Supplemental Retirement Agreement among the                 (8)
                Company, its subsidiaries and William J. Ryan

   10(f)       Supplemental Retirement Agreement among the                 (8)
                Company, its subsidiaries and Peter J. Verrill

   10(g)       Supplemental Retirement among the Company, its              (9)
               subsidiaries and John W. Fridlington

   10(h)       Form of Supplemental Retirement Agreement among the
                Company, its subsidiaries and each of R. Scott Bacon, Carol L. Mitchell and Wendy Suehrstedt

   10(i)       Senior Officers' Deferred Compensation Plan, as            (10)
                amended

   10(j)       Directors' Deferred Compensation Plan, as amended          (10)

   10(k)       1986 Stock Option and Stock Appreciation Rights           (1)(11)
                Plan, as amended

   10(l)       1986 Employee Stock Purchase Plan, as amended             (1)(11)

   10(m)       Amended and Restated Restricted Stock Plan for Non-         (6)
                Employee Directors

   10(n)       Amended and Restated 1995 Stock Option Plan for Non-       (12)
                Employee Directors

   10(o)(1)    Amended and Restated Thrift Incentive Plan                  (6)

   10(o)(2)    First Amendment to Amended and Restated Thrift              (6)
                Incentive Plan

   10(p)(1)    Profit Sharing Employee Stock Ownership Plan               (13)

   10(p)(2)     First Amendment to Profit Sharing Employee Stock           (7)
                 Ownership Plan

   10(p)(3)     Second Amendment to Profit Sharing Employee Stock          (7)
                 Ownership Plan

   10(q)(1)     1996 Equity Incentive Plan                                (14)

   10(q)(2)     1996 Equity Incentive Plan, as amended (subject to         (3)
                 approval of the Company's stockholders at the annual meeting of the Company's stockholders to be held on April 28, 1998)

   10(r)        Agreement, dated January 1, 1989, by and among the        (10)
                 Company and Robert P. Bahre

   10(s)        Stockholders Rights Agreement, dated September 12,        (15)
                 1989, between the Company and American Stock
                 Transfer & Trust Company, as Rights Agent

   10(t)        Supplemental Retirement Agreement among the                (6)
                 Company, its subsidiaries and Glen McAllister

   10(u)        Bank of New Hampshire Corporation Executive Excess        (16)
                 Benefit Plan for Paul R. Shea

   10(v)        Supplemental Executive Retirement Plan agreement          (17)
                 between The Family Mutual Savings Bank and
                 David D. Hindle

   10(w)        Split Dollar Insurance Agreement between The              (18)
                 Family Mutual Savings Bank and David D. Hindle

      13        Annual Report to Stockholders for 1997

      21        Subsidiaries of the Company

      23        Consent of KPMG Peat Marwick LLP

      27        Financial Data Schedule

-----------

(1) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by the Company with the Securities and Exchange Commission ("SEC") on February 22, 1988. An amendment to the Articles of Incorporation is incorporated by reference to the proxy statement filed by the Company with the SEC on April 23, 1996.

(2) Incorporated by reference to the Agreement and Plan of Merger, dated as of October 27, 1997, between the Company and CFX Corporation, which is included as Exhibit A to the Prospectus/Proxy Statement included in the Form S-4 Registration Statement (No. 333- 23991) filed by the Company on December 31, 1997.

(3) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 23, 1998.

(4) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on February 28, 1995.

(5) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-23991) filed by the Company with the SEC on March 26, 1997.

(6) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

(7) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1995, filed with the SEC on March 29, 1996.

(8) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1990, filed with the SEC on March 23, 1991.

(9) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1994, filed with the SEC on March 30, 1995.

(10) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1993, filed with the SEC on March 17, 1994.

(11) An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1994, and an amendment to the Employee Stock Purchase Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1993.

(12) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 21, 1997.

(13) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33- 53236) filed by the Company with the SEC on November 23, 1992.

(14) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 20, 1996.

(15) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on September 13, 1989.

(16) Exhibit is incorporated by reference to the Form 10-K report filed by Bank of New Hampshire Corporation (File No. 0-9517) for the year ended December 31, 1994.

(17) Exhibit is incorporated by reference to the Form 10-K report filed by Family Bancorp (File No. 0-17252) for the year ended December 31, 1993.

(18) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33- 18613) filed by Family Bancorp.

     The Company's management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(w) (excluding Exhibit 10(s)).

     (b) The Company filed reports on Form 8-K on October 1, 1997, October 10, 1997, October 27, 1997 and November 3, 1997.

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


PEOPLES HERITAGE FINANCIAL GROUP, INC.



By: /s/ William J. Ryan                             Date:  March 24, 1998
    -------------------------------------
    William J. Ryan
    Chairman, President and Chief
         Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Robert P. Bahre                                 Date:  March 24, 1998
-----------------------------------------
Robert P. Bahre
Director



/s/ Everett W. Gray                                 Date:  March 24, 1998
-----------------------------------------
Everett W. Gray
Director



/s/ Andrew W. Greene                                Date:  March 24, 1998
-----------------------------------------
Andrew W. Greene
Director



/s/ Katherine M. Greenleaf                          Date:  March 24, 1998
-----------------------------------------
Katherine M. Greenleaf
Director

/s/ Dana S. Levenson                                Date:  March 24, 1998
-----------------------------------------
Dana S. Levenson



/s/ Robert A. Marden, Sr.                           Date:  March 24, 1998
-----------------------------------------
Robert A. Marden, Sr.
Vice Chairman



/s/ Malcolm W. Philbrook, Jr.                       Date:  March 24, 1998
-----------------------------------------
Malcolm W. Philbrook, Jr.
Director



/s/ Pamela P. Plumb                                 Date:  March 24, 1998
-----------------------------------------
Pamela P. Plumb
Vice Chairman



/s/ William J. Ryan                                 Date:  March 24, 1998
-----------------------------------------
William J. Ryan
Chairman, President and Chief
 Executive Officer
(principal executive officer)



/s/ Curtis M. Scribner                              Date:  March 24, 1998
-----------------------------------------
Curtis M. Scribner
Director



/s/ Paul R. Shea                                    Date:  March 24, 1998
-----------------------------------------
Paul R. Shea
Director

/s/ Davis P. Thurber                                Date:  March 24, 1998
-----------------------------------------
Davis P. Thurber
Director



/s/ John E. Veasey                                  Date:  March 24, 1998
-----------------------------------------
John E. Veasey
Director



/s/ Peter J. Verrill                                Date:  March 24, 1998
-----------------------------------------
Peter J. Verrill
Executive Vice President, Chief Operating Officer,
 Chief Financial Officer and Treasurer (principal financial
 and accounting officer)

                                  EXHIBIT INDEX

Exhibit No.                         Exhibit                             Location
-----------                         -------                             --------

  3(a)(1)     Articles of Incorporation of the Company, as amended         (1)

  3(a)(2)     Amended and Restated Articles of Incorporation               (2)
               of the Company (to become effective upon consummation of the Company's pending acquisition of CFX Corporation)

  3(a)(3)     Amendment to the Articles of Incorporation of                (3)
               the Company (subject to approval of the Company's stockholders at the annual meeting of stockholders to be held on April 28, 1998)

  3(b)        Bylaws of the Company                                        (1)

  4(a)        Specimen Common Stock certificate                            (1)

  4(b)        Form of Indenture between the Company and Mellon
               Bank, N.A., as trustee                                      (4)

  4(c)        Form of Debenture due 2000                                   (4)

  4(d)        Amended and Restated Declaration of Trust relating to        (5)
               Peoples Heritage Capital Trust I, dated as of January
               31, 1997, between the Company and the trustees named therein

  4(e)        Form of Common Securities and form of Capital                (5)
               Securities of Peoples Heritage Capital Trust I (included as Exhibits to the Amended and Restated Declaration included as Exhibit 4(d))

  4(f)        Indenture, dated as of January 31, 1997, between the         (5)
               Company and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest
               Debentures due 2027 of the Company

  4(g)        Form of Junior Subordinated Deferrable Interest              (5)
               Debentures due 2027 of the Company (included as Exhibit A to the Indenture included as Exhibit 4(f))

  4(h)        Series A Capital Securities Guarantee Agreement, dated       (6)
               as of January 31, 1997, relating to the Series A Capital Securities of Peoples Heritage Capital Trust I

Exhibit No.                         Exhibit                             Location
-----------                         -------                             --------

    4(i)       Common Securities Guarantee Agreement, dated as of          (6)
                January 31, 1997, relating to the Common Securities of
                Peoples Heritage Capital Trust I

   10(a)       Amended and Restated Severance Agreement between            (7)
                the Company and William J. Ryan

   10(b)       Amended and Restated Severance Agreement between            (7)
                the Company and Peter J. Verrill

   10(c)       Form of Severance Agreement between the Company             (6)
                and each of R. Scott Bacon, David D. Hindle, John W. Fridlington, Glenn McAllister, Carol L. Mitchell and
                Wendy Suehrstedt

   10(d)       Form of Amendment to Severance Agreement between
                the Company and each of R. Scott Bacon and David D.
                Hindle

   10(e)       Supplemental Retirement Agreement among the                 (8)
                Company, its subsidiaries and William J. Ryan

   10(f)       Supplemental Retirement Agreement among the                 (8)
                Company, its subsidiaries and Peter J. Verrill

   10(g)       Supplemental Retirement among the Company, its              (9)
               subsidiaries and John W. Fridlington

   10(h)       Form of Supplemental Retirement Agreement among the
                Company, its subsidiaries and each of R. Scott Bacon, Carol L. Mitchell and Wendy Suehrstedt

   10(i)       Senior Officers' Deferred Compensation Plan, as            (10)
                amended

   10(j)       Directors' Deferred Compensation Plan, as amended          (10)

   10(k)       1986 Stock Option and Stock Appreciation Rights           (1)(11)
                Plan, as amended

   10(l)       1986 Employee Stock Purchase Plan, as amended             (1)(11)

   10(m)       Amended and Restated Restricted Stock Plan for Non-         (6)
                Employee Directors

   10(n)       Amended and Restated 1995 Stock Option Plan for Non-       (12)
                Employee Directors

   10(o)(1)    Amended and Restated Thrift Incentive Plan                  (6)

Exhibit No.                         Exhibit                             Location
-----------                         -------                             --------

  10(o)(2)     First Amendment to Amended and Restated Thrift               (6)
                Incentive Plan

  10(p)(1)     Profit Sharing Employee Stock Ownership Plan                (13)

  10(p)(2)     First Amendment to Profit Sharing Employee Stock             (7)
                Ownership Plan

  10(p)(3)     Second Amendment to Profit Sharing Employee Stock            (7)
                Ownership Plan

  10(q)(1)     1996 Equity Incentive Plan                                  (14)

  10(q)(2)     1996 Equity Incentive Plan, as amended (subject to           (3)
                approval of the Company's stockholders at the annual meeting of stockholders to be held on April 28, 1998)

  10(r)        Agreement, dated January 1, 1989, by and among the          (10)
                Company and Robert P. Bahre

  10(s)        Stockholders Rights Agreement, dated September 12,          (15)
                1989, between the Company and American Stock
                Transfer & Trust Company, as Rights Agent

  10(t)        Supplemental Retirement Agreement among the                  (6)
                Company, its subsidiaries and Glen McAllister

  10(u)        Bank of New Hampshire Corporation Executive Excess          (16)
                Benefit Plan for Paul R. Shea

  10(v)        Supplemental Executive Retirement Plan agreement            (17)
                between The Family Mutual Savings Bank and
                David D. Hindle

  10(w)        Split Dollar Insurance Agreement between The                (18)
                Family Mutual Savings Bank and David D. Hindle

     13        Annual Report to Stockholders for 1997

     21        Subsidiaries of the Company

     23        Consent of KPMG Peat Marwick LLP

     27        Financial Data Schedule

------------

(1) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by the Company with the Securities and Exchange Commission ("SEC") on February 22, 1988. An amendment to the Articles of Incorporation is incorporated by reference to the proxy statement filed by the Company with the SEC on April 23, 1996.

(2) Incorporated by reference to the Agreement and Plan of Merger, dated as of October 27, 1997, between the Company and CFX Corporation, which is included as Exhibit A to the Prospectus/Proxy Statement included in the Form S-4 Registration Statement (No. 333- 23991) filed by the Company on December 31, 1997.

(3) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 23, 1998.

(4) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on February 28, 1995.

(5) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-23991) filed by the Company with the SEC on March 26, 1997.

(6) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

(7) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1995, filed with the SEC on March 29, 1996.

(8) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1990, filed with the SEC on March 23, 1991.

(9) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1994, filed with the SEC on March 30, 1995.

(10) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1993, filed with the SEC on March 17, 1994.

(11) An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1994, and an amendment to the Employee Stock Purchase Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1993.

(12) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 21, 1997.

(13) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33- 53236) filed by the Company with the SEC on November 23, 1992.

(14) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 20, 1996.

(15) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on September 13, 1989.

(16) Exhibit is incorporated by reference to the Form 10-K report filed by Bank of New Hampshire Corporation (File No. 0-9517) for the year ended December 31, 1994.

(17) Exhibit is incorporated by reference to the Form 10-K report filed by Family Bancorp (File No. 0-17252) for the year ended December 31, 1993.

(18) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33- 18613) filed by Family Bancorp.