Form 10-Q
period 1998-03-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1998-05-14
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-16947


                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                       Maine                                    01-0437984
           ------------------------------                    -------------------
           State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization                     Identification No.)

           One Portland Square, Portland, Maine                     04112
           ---------------------------------------                ----------
           (Address of principal executive offices                (Zip Code)

                                 (207) 761-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]    No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1998 is:

Common stock, par value $.01 per share                            44,256,029
--------------------------------------                          -------------
             (Class)                                            (Outstanding)

                                      INDEX

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION                                                          PAGE
---------------------                                                          ----

          Item 1.   Financial Statements (unaudited).

                    Consolidated Balance Sheets - March 31, 1998 and
                    December 31, 1997                                            3

                    Consolidated Statements of Income - Three months ended
                    March 31, 1998 and 1997                                      4

                    Consolidated Statements of Changes in Shareholders'
                    Equity - Three months ended March 31, 1998 and 1997          5

                    Consolidated Statements of Cash Flows - Three months
                    ended March 31, 1998 and 1997                                6

                    Notes to Consolidated Financial Statements                   7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                          9

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk  29

PART II.  OTHER INFORMATION

          Item 1.   Legal proceedings                                           30

          Item 2.   Changes in securities                                       30

          Item 3.   Defaults upon senior securities                             30

          Item 4.   Submission of matters to a vote of security holders         30

          Item 5.   Other information                                           31

          Item 6.   Exhibits and reports on Form 8-K                            31

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                         March 31,      December 31,
                                                           1998             1997
                                                        ----------      ------------

ASSETS
Cash and due from banks                                 $  390,508       $  339,270
Federal funds sold                                          88,757            6,091
Securities available for sale, at market value           1,221,505        1,268,055
Loans held for sale, market value $847,240
 and $362,397                                              842,414          360,631
Loans and leases:
  Residential real estate mortgages                      1,287,257        1,476,516
  Commercial real estate mortgages                       1,120,823        1,104,654
  Commercial business loans and leases                     620,747          576,649
  Consumer loans and leases                              1,366,880        1,331,546
                                                        ----------       ----------
                                                         4,395,707        4,489,365
  Less: Allowance for loan and lease losses                 66,184           68,085
                                                        ----------       ----------
        Net loans and leases                             4,329,523        4,421,280
                                                        ----------       ----------
Premises and equipment                                      78,739           75,968
Goodwill and other intangibles                             117,359          118,019
Mortgage servicing rights                                   69,373           50,808
Other assets                                               171,347          155,215
                                                        ----------       ----------
                                                        $7,309,525       $6,795,337
                                                        ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Regular savings                                       $  758,326       $  747,538
  Money Market and NOW accounts                          1,297,620        1,166,245
  Certificates of deposit (including certificates
    of $100 or more of $405,113 and $377,752)            2,184,911        2,144,006
  Demand deposits                                          835,468          744,851
                                                        ----------       ----------
    Total deposits                                       5,076,325        4,802,640
                                                        ----------       ----------
Federal funds purchased and securities sold under
    repurchase agreements                                  356,252          370,219
Borrowings from the Federal Home Loan Bank of Boston     1,185,063          940,991
Other borrowings                                            18,791           18,762
Other liabilities                                           82,391           87,659
                                                        ----------       ----------
    Total liabilities                                    6,718,822        6,220,271
                                                        ----------       ----------

Company obligated, mandatory redeemable securities
 of subsidiary trust holding solely parent junior
 subordinated debentures                                   100,000          100,000

Shareholders' Equity:
Preferred stock (par value $0.01 per share,
 5,000,000 shares authorized, none issued)                      --               --
Common stock (par value $0.01 per share,
 100,000,000 shares authorized,
 28,576,885 shares issued)                                     286              286
Paid in capital                                            271,790          271,790
Retained earnings                                          238,173          224,784

Accumulated other comprehensive income:
  Net unrealized gain (loss) on securities
available for sale                                           2,980            3,565
Treasury stock at cost (745,776 shares and
 839,586 shares)                                           (22,526)         (25,359)
                                                        ----------       ----------
    Total shareholders' equity                             490,703          475,066
                                                        ----------       ----------
                                                        $7,309,525       $6,795,337
                                                        ==========       ==========



See accompanying Notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31
                                                        ----------------------------
                                                            1998             1997
                                                        -----------      -----------
Interest and dividend income:
   Interest on loans and leases                         $   109,532      $    83,742
   Interest and dividends on securities                      19,700           18,181
                                                        -----------      -----------

      Total interest and dividend income                    129,232          101,923
                                                        -----------      -----------

Interest expense:
   Interest on deposits                                      42,491           35,358
   Interest on borrowed funds                                19,371            8,852
                                                        -----------      -----------
      Total interest expense                                 61,862           44,210
                                                        -----------      -----------
      Net interest income                                    67,370           57,713
Provision for loan and lease losses                             999               --
                                                        -----------      -----------
      Net interest income after provision for loan
       and lease losses                                      66,371           57,713
                                                        -----------      -----------


Noninterest income:
   Customer services                                          6,330            5,339
   Mortgage banking services                                  4,793            4,231
   Insurance commissions                                      2,898               --
   Trust and investment advisory services                     2,590            1,887
   Net securities gains                                         825                3
   Other noninterest income                                   1,157              874
                                                        -----------      -----------
                                                             18,593           12,334
                                                        -----------      -----------
Noninterest expenses:
   Salaries and employee benefits                            27,019           21,183
   Occupancy                                                  4,436            3,810
   Data processing                                            3,929            3,657
   Equipment                                                  3,309            2,927
   Distributions on securities of subsidiary trust            2,244            1,510
   Amortization of goodwill and deposit premiums              2,713            1,881
   Advertising and marketing                                  1,888            1,520
   Merger expenses                                              900               --
   Other noninterest expenses                                 8,113            6,746
                                                        -----------      -----------
                                                             54,551           43,234
                                                        -----------      -----------
Income before income tax expense                             30,413           26,813
Applicable income tax expense                                10,382            9,803
                                                        -----------      -----------
      Net income                                        $    20,031      $    17,010
                                                        ===========      ===========

Basic weighted average shares outstanding                27,800,104       28,355,812
Diluted weighted average shares outstanding              28,394,434       28,874,214
Earnings per share:
      Basic                                             $      0.72      $      0.60
      Diluted                                                  0.71             0.59


See accompanying Notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                          Net
                                       Par      Paid in     Retained   Unrealized    Treasury
                                      Value     Capital     Earnings   Gain (Loss)     Stock       Total
                                      -----    --------     --------   -----------   --------     --------

Balances at December 31, 1996          $286    $271,790     $170,855     $  (582)    $ (5,339)    $437,010

Treasury stock issued for employee
 benefit plans (207,222 shares at
 an average price of $11.52)            ---         ---          494         ---     $  3,086     $  3,580

Change in unrealized gains (losses)
 on securities available for sale,
 net of tax                             ---         ---          ---      (4,712)         ---       (4,712)
Net Income                              ---         ---       17,010         ---          ---       17,010
Cash dividends $0.18                    ---         ---       (5,052)        ---          ---       (5,052)
                                       ----    --------     --------     -------     --------     --------
Balances at March 31, 1997             $286    $271,790     $183,307     $(5,294)    $ (2,253)    $447,836
                                       ====    ========     ========     =======     ========     ========

Balances at December 31, 1997          $286    $271,790     $224,784     $ 3,565     $(25,359)    $475,066

Treasury stock issued for
 employee benefit plans
 (93,810 shares at
 an average price of $24.41)            ---         ---         (544)        ---        2,833        2,289

Change in unrealized gains (losses)
 on securities available for sale,
 net of tax                             ---         ---          ---        (585)         ---         (585)
Net Income                              ---         ---       20,031         ---          ---       20,031
Cash dividends $0.22                    ---         ---       (6,098)        ---          ---       (6,098)
                                       ----    --------     --------     -------     --------     --------
Balances at March 31, 1998             $286    $271,790     $238,173     $ 2,980     $(22,526)    $490,703
                                       ====    ========     ========     =======     ========     ========

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31
------------------------------------------------------------------------------------------
                                                                    1998          1997
------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net Income                                                     $    20,031     $  17,010
 Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses                                 999           ---
    Provision for depreciation                                        2,760         2,494
    Amortization of goodwill and other intangibles                    2,716         1,868
    Net increase (decrease) in net deferred tax liabilities          (6,824)        3,894
    Net (gains) losses realized from  other real estate owned           (65)         (169)
    Net (gains) losses realized from sales of securities and
      consumer loans                                                   (825)           (3)
    Net (gains) realized from sales of loans held for sale
      (a component  of mortgage banking services)                    (1,717)       (2,366)
    Net decrease (increase) in mortgage servicing rights            (18,565)        6,234
    Proceeds from sales of loans held for sale                    1,901,558       334,191
    Residential loans originated and purchased for sale          (2,381,624)     (346,972)
    Net decrease (increase) in interest and dividends
      receivable and other assets                                   (18,995)      (14,046)
    Net increase (decrease) in other liabilities                      2,320       (17,911)
                                                                -----------     ---------

Net cash provided (used) by operating activities                $  (498,231)    $ (15,776)
                                                                -----------     ---------
------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Proceeds from sales of securities available for sale           $   106,958     $  52,742
 Proceeds from maturities and principal repayments of
  securities available for sale                                     183,486       121,317
 Purchases of securities available for sale                        (244,420)     (308,888)
 Net (increase) decrease in loans and leases                         91,458         1,651
 Net additions to premises and equipment                             (5,531)         (807)
 Net (increase) decrease in repossessed assets owned                    174         1,567
                                                                -----------     ---------

Net cash provided (used) by investing activities                $   132,125     $(132,418)
                                                                -----------     ---------
------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                            $   273,685     $ (39,253)
 Net increase (decrease) in securities sold under
  repurchase agreements                                              (8,974)       (1,020)
 Proceeds from Federal Home Loan Bank of Boston borrowings          915,000        90,911
 Payments on Federal Home Loan Bank of Boston borrowings           (670,928)      (96,318)
 Net increase (decrease) in other borrowings                             29        (6,274)
 Proceeds from issuance of subsidiary trust                             ---        98,406
 Sale of treasury stock                                               2,289         3,580
 Cash dividends paid to shareholders                                 (6,098)       (5,052)
                                                                -----------     ---------

Net cash provided by financing activities                       $   505,003     $  44,980
                                                                -----------     ---------

Increase (decrease) in cash and cash equivalents                $   138,897     $(103,214)
 Cash and cash equivalents at beginning of period                   230,368       359,995
                                                                -----------     ---------
 Cash and cash equivalents at end of period                     $   369,265     $ 256,781
                                                                ===========     =========
-----------------------------------------------------------------------------------------
For the three months ended March 31, 1998 and 1997, interest of $61,485 and $45,129 and income taxes of $633 and $2,152 were paid, respectively.

During the quarters ended March 31, 1998 and 1997, $1,408 and $2,538 of loans were transferred to other real estate owned. The Company also originated loans to finance the sales of other real estate owned of $2,106 and $3,604 during the three months ended March 31, 1998 and 1997, respectively.


See accompanying notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1997 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

NOTE 2 - OTHER COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive income," was issued in July 1997. The Company adopted SFAS No. 130 on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Such components of total comprehensive income for the Company are net income and unrealized gains on securities available for sale, net of tax.

The following is a reconciliation of comprehensive income for the quarter ended March 31, 1998 and 1997.


                                                            1998         1997
                                                          --------     --------
Net Income                                                $ 20,031     $ 17,010

Other comprehensive income, net of tax
   Unrealized gains on securities:
   Unrealized holding losses arising during the period      (1,121)      (4,714)
   Less: reclassification adjustment for
          gains included in net income (net of
          tax of$289 and $1)                                  (536)          (2)
                                                          --------     --------
                 Net                                          (585)      (4,712)
                                                          --------     --------

Comprehensive Income                                      $ 19,446     $ 12,298
                                                          ========     ========


Accumulated Other comprehensive income                Unrealized Gains
                                                         on Securities
                                                      ----------------

Balance at December 31, 1997                              $  3,565
Change, Net of tax                                            (585)
                                                          --------
Balance at March 31, 1998                                 $  2,980
                                                          ========

NOTE 3: SHAREHOLDERS' EQUITY

On April 28, 1998, stockholders of the Company approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and the Board of Directors of the Company approved a 2 for 1 split of the outstanding common stock effective as of May 8, 1998. References to authorized common stock and outstanding shares in the Consolidated Financial Statements have not been adjusted to reflect these actions.

                   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND
                                  SUBSIDIARIES
                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The results of Atlantic Bancorp, the parent company of Atlantic Bank N.A., and Morse, Payson and Noyes, an insurance brokerage firm, which were accounted for as purchase, are included from the date of acquisition October 1, 1997 and October 10, 1997, respectively.

RESULTS OF OPERATIONS

SUMMARY

Peoples Heritage Financial Group the ("Company") reported net income of $20.0 million, $.71 per diluted share for the first quarter of 1998. This compares with $17.0 million, or $.59 per diluted share, for the first quarter of 1997 and $20.0 million, or $.71 per diluted share, for the fourth quarter of 1997.

First quarter return on equity was 16.85%, which compared to 15.55% in the first quarter of 1997 and 17.12% in the fourth quarter of 1997. The first quarter return on assets was 1.17%, which compared to 1.28% for the same period in 1997 and 1.23% in the fourth quarter.

Earnings per share growth of 20%, when compared with the same period last year, was driven by a 17% growth in net interest income, primarily as a result of strong loan growth, which was generated both through acquisitions and internally and by a 51% growth in non-interest income. This was partially offset by a $999 thousand provision for loan losses compared to no provision in 1997 and an increase of 24% in non-interest expenses (exclusive of merger expenses). Selected quarterly data is provided in Table 1.


---------------------------------------------------------------------------------------------------
TABLE 1 - SELECTED QUARTERLY DATA
                                              1998        1997        1997       1997        1997
(Dollars in Thousands)                       First       Fourth      Third      Second       First
---------------------------------------------------------------------------------------------------
Net interest income                         $67,370     $66,588     $61,963     $59,925     $57,713
Provision for loan losses                       999         ---         ---         ---         ---
                                            -------     -------     -------     -------     -------
Net interest income after loan loss
provision                                    66,371      66,588      61,963      59,925      57,713
                                            -------     -------     -------     -------     -------


Noninterest income (excluding securities
 transactions)                               17,768      18,180      14,192      12,372      12,331
Securities gains                                825         ---          48         ---           3
Noninterest expenses (excluding
 merger charges)                             53,651      52,789      47,212      44,605      43,234
Merger charges                                  900         354         ---         ---         ---
                                            -------     -------     -------     -------     -------

Income before income taxes                   30,413      31,625      28,991      27,692      26,813
Income tax expense                           10,382      11,628      10,385       9,904       9,803
                                            -------     -------     -------     -------     -------

        Net income                          $20,031     $19,997     $18,606     $17,788     $17,010
                                            =======     =======     =======     =======     =======

Basic earnings per share                    $  0.72     $  0.72     $  0.68     $  0.64     $  0.60
Diluted earnings per share                  $  0.71     $  0.71     $  0.66     $  0.63     $  0.59

Return on average assets(1)                    1.17%       1.23%       1.30%       1.30%       1.28%
Return on average equity(1)                   16.85%      17.12%      16.70%      16.35%      15.55%
Efficiency ratio(2)                           60.38%      60.00%      58.94%      58.56%      59.57%

--------------------------------------------------------------------------------
(1) Annualized.
(2) Excludes securities transactions, merger charges and expenses related to Company-obligated, mandatory redeemable securities of subsidiary trust holding solely parent company junior subordinated debentures.

RESULTS OF OPERATIONS

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

The Company's taxable-equivalent net interest income increased at an annualized rate of 5.2% from the fourth quarter and 16.9% from the first quarter of 1997 due to loan growth and the impact of the acquisition of Atlantic Bancorp ("Atlantic") in the fourth quarter of 1997. Table 2 shows the quarterly amounts of net interest income by category and Table 3 shows the changes in tax equivalent net interest income by category due to changes in rate and volume. The first quarter of 1998 net interest margin was 4.30% compared to 4.51% for the fourth quarter of 1997 and 4.73% for the first quarter of 1997. The decline in the margin primarily reflects the significant increase in mortgage loans held for sale, relatively low yielding assets, which are funded by FHLB borrowings, relatively expensive funding and the increased pressure of competitive pricing on loans and deposits. It is expected that the average balance of mortgage loans held for sale will decline in the second quarter, but that competitive pressure on pricing of loans and deposits will continue. See "Interest Rate Risk and Asset Liability Management" below section.


----------------------------------------------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
                                                                       1998                                1997
                                                                      First                               Fourth
                                                      -----------------------------------  ---------------------------------
                                                        Average                 Yield/(1)    Average               Yield/(1)
                                                        Balance      Interest     Rate       Balance     Interest    Rate
                                                      ----------    ----------  ---------  ----------    --------  ---------
                                                                                (Dollars in Thousands)
Loans and leases (2):
  Residential real estate mortgages                   $1,985,800    $   38,453     7.75%   $1,674,623    $ 32,855     7.85%

  Commercial real estate mortgages                     1,117,302        26,498     9.62     1,108,045      27,163     9.73
  Commercial loans and leases                            589,227        13,465     9.07       555,593      13,424     9.59
  Consumer loans and leases                            1,362,268        31,269     9.31     1,317,785      31,111     9.37
                                                      ----------    ----------             ----------    --------
    Total loans and leases                             5,054,597       109,685     8.76     4,656,046     104,553     8.93
                                                      ----------    ----------             ----------    --------
Securities available for sale (3)                      1,226,514        19,249     6.29     1,210,385      19,537     6.38
Federal funds sold                                        39,047           572     6.69        34,696         533     6.14
                                                      ----------    ----------             ----------    --------
    Total earning assets                               6,320,158       129,506     8.27     5,901,127     124,623     8.40
                                                      ----------    ----------             ----------    --------
Nonearning assets                                        602,368                              557,775
                                                      ----------                           ----------
    Total assets                                      $6,922,526                           $6,458,902
                                                      ==========                           ==========

Interest-bearing deposits:
  Regular savings                                     $  748,107         4,955     2.69    $  753,240       5,115     2.69
  NOW and money market accounts                        1,195,327         8,164     2.77     1,107,320       7,376     2.64
  Certificates of deposits                             2,149,069        29,371     5.54     2,078,809      28,903     5.52
                                                      ----------    ----------             ----------    --------
    Total interest-bearing deposits                    4,092,503        42,490     4.21     3,939,369      41,394     4.17
Borrowed funds                                         1,438,318        19,371     5.46     1,171,162      16,479     5.58
                                                      ----------    ----------             ----------    --------
    Total interest bearing liabilities                 5,530,821        61,861     4.54     5,110,531      57,873     4.49
                                                      ----------    ----------             ----------    --------
Demand deposits                                          746,589                              689,228
Other liabilities (3)                                     67,435                               96,869
Securities of subsidiary trust                           100,000                              103,093
Shareholders' equity (3)                                 477,681                              459,181
                                                      ----------                           ----------
    Total liabilities and Shareholders' equity        $6,922,526                           $6,458,902
                                                      ==========                           ==========

Net earning assets                                    $  789,337                           $  790,596
                                                      ==========                           ==========

Net interest income (fully-taxable equivalent)                          67,645                             66,750
Less: fully-taxable equivalent adjustments                                (275)                              (162)
                                                                    ----------                           --------
    Net interest income                                             $   67,370                           $ 66,588
                                                                    ==========                           ========

Net interest rate spread (fully-taxable equivalent)                                3.73%                              3.91%
Net interest margin (fully-taxable equivalent)                                     4.30%                              4.51%

(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.


----------------------------------------------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
                                                                       1998                                1997
                                                                      Third                               Second
                                                      -----------------------------------  ---------------------------------
                                                        Average                 Yield/(1)   Average               Yield/(1)
                                                        Balance      Interest     Rate      Balance     Interest     Rate
                                                      ----------    ----------  ---------  ----------   --------  ---------
                                                                                (Dollars in Thousands)
Loans and leases(2):
  Residential real estate mortgages                   $1,396,461    $   27,455    7.86%    $1,309,724    $ 25,910    7.91%
  Commercial real estate mortgages                       992,632        24,078    9.62        974,276      23,266    9.58
  Commercial loans and leases                            531,187        12,700    9.64        510,203      12,213    9.60
  Consumer loans and leases                            1,146,586        27,384    9.48      1,067,538      25,111    9.43
                                                      ----------    ----------             ----------    --------
    Total loans and leases                             4,066,866        91,617    8.96      4,656,046   3,861,741    8.98
                                                      ----------    ----------             ----------    --------
Securities available for sale(3)                       1,171,323        18,833    6.41      1,190,142      19,058     6.42
Federal funds sold                                        11,249           194    6.90          8,544         127     5.96
                                                      ----------    ----------             ----------    --------
    Total earning assets                               5,249,438       110,644    8.39      5,060,427     105,685     8.37
                                                      ----------    ----------             ----------    --------
Nonearning assets                                        428,694                              413,966
                                                      ----------                           ----------
    Total assets                                      $5,678,132                           $5,474,393
                                                      ==========                           ==========

Interest-bearing deposits:
  Regular savings                                     $  743,465         5,020    2.68     $  754,428       5,042     2.68
  NOW and money market accounts                        1,013,670         6,502    2.54      1,011,486       6,292     2.49
  Certificates of deposits                             1,818,595        24,927    5.44      1,791,015      24,268     5.44

    Total interest-bearing deposits                    3,575,730        36,449    4.04      3,556,929      35,602     4.01
Borrowed funds                                           882,057        11,956    5.38        730,820       9,933     5.45
                                                      ----------    ----------             ----------    --------
    Total interest bearing liabilities                 4,457,787        48,405    4.31      4,287,749      45,535     4.26
                                                      ----------    ----------             ----------    --------
Demand deposits                                          619,933                              585,412
Other liabilities(3)                                      60,400                               61,674
Securities of subsidiary trust                           100,000                              100,000
Shareholders' equity(3)                                  440,012                              439,558
                                                      ----------                           ----------
    Total liabilities and Shareholders' equity        $5,678,132                           $5,474,393
                                                      ==========                           ==========

Net earnings asset                                    $  791,651                           $  772,678
                                                      ==========                           ==========

Net interest income (fully-taxable equivalent)                          62,239                             60,150
Less: fully-taxable equivalent adjustments                                (276)                              (225)
                                                                    ----------                           --------
        Net interest income                                         $   61,963                           $ 59,925
                                                                    ==========                           ========
Net interest rate spread (fully-taxable equivalent)                               4.08%                               4.11%
Net interest margin (fully-taxable equivalent)                                    4.73%                               4.76%

(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.


-----------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
                                                                       1997
                                                                      First
                                                      -----------------------------------
                                                        Average                  Yield/(1)
                                                        Balance      Interest      Rate
                                                      ----------    ----------   ---------
                                                           (Dollars in Thousands)
Loans and leases(2):
  Residential real estate mortgages                   $1,327,467    $ 25,954       7.82%
  Commercial real estate mortgages                       966,083      22,870       9.60
  Commercial loans and leases                            479,822      11,467       9.69
  Consumer loans and leases                            1,026,128      23,553       9.31
                                                      ----------    --------
    Total loans and leases                             3,799,500      83,844       8.91
                                                      ----------    --------
Securities available for sale(3)                       1,091,909      17,795       6.56
                                                      ----------    --------
Federal funds sold                                        25,340         430       6.88
                                                      ----------    --------
    Total earning assets                               4,916,749     102,069       8.38
                                                      ----------    --------
Nonearning assets                                        471,757
                                                      ----------
    Total assets                                      $5,388,506
                                                      ==========

Interest-bearing deposits:
  Regular savings                                     $  760,705       5,013       2.67
  NOW and money market accounts                          980,957       6,166       2.55
  Certificates of deposits                             1,808,264      24,179       5.42
                                                      ----------    --------
    Total interest-bearing deposits                    3,549,926      35,358       4.04

Borrowed funds                                           689,014       8,853       5.21
                                                      ----------    --------
    Total interest bearing liabilities                 4,238,940      44,211       4.23
                                                      ----------    --------
Demand deposits                                          549,552
Other liabilities(3)                                     105,182
Securities of subsidiary trust                            50,806
Shareholders' equity (3)                                 444,026
                                                      ----------
    Total liabilities and shareholders' equity        $5,388,506
                                                      ----------

Net earning assets                                    $  677,809
                                                      ==========

Net interest income (fully-taxable equivalent)                        57,858
Less: fully-taxable equivalent adjustments                              (145)
                                                                    --------
    Net interest income                                             $ 57,713
                                                                    ========
Net interest rate spread (fully-taxable equivalent)                                4.15%
Net interest margin (fully-taxable equivalent)                                     4.73%

(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.


-----------------------------------------------------------------------------------------------
TABLE 3 -  RATE VOLUME ANALYSIS

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

-----------------------------------------------------------------------------------------------
                                                                   Quarterly
                                                   Change from Previous year due to changes in:
                                                   --------------------------------------------
                                                                                  Total
                                                          Volume     Rate(1)     Change
                                                         -------     -------     -------
                                                             (Dollars in Thousands)

Interest Income:
  Loans and leases                                       $27,574     $(1,733)    $25,841
  Securities available for  sale                           2,177        (723)      1,454
  Federal funds sold                                         233         (91)        142
                                                         -------     -------     -------
      Total interest income                               29,984      (2,547)     27,437
                                                         -------     -------     -------

Interest expense:
  Deposits
    Regular savings
                                                             (83)         25         (58)
    NOW and money market accounts                          1,347         651       1,998
    Certificates of deposit                                4,555         637       5,192
                                                         -------     -------     -------
      Total deposits                                       5,819       1,313       7,132
                                                         -------     -------     -------

    Borrowed funds                                         9,626         892      10,518
                                                         -------     -------     -------
      Total interest expense                              15,445       2,205      17,650
                                                         -------     -------     -------

    Net interest income (fully taxable equivalent)       $14,539     $(4,752)    $ 9,787
                                                         =======     =======     =======

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NON-INTEREST INCOME

First quarter non-interest income of $18.6 million increased at an annualized rate of 9.2% from the fourth quarter of 1997 and 51% from the first quarter of 1997. The 1998 quarter included $2.9 million of insurance brokerage firm, commissions from the fourth quarter acquisition of Morse, Payson and Noyes an insurance which was accounted for as a purchase. Consequently, its income and expenses is not reflected in the first quarter of 1997. Other significant increases from the first quarter were a $991 thousand increase in customer service income, a $703 thousand increase in trust and investment advisory services income, a $562 thousand increase in mortgages banking services income and a $822 thousand increase in net securities gain. The increase from the fourth quarter of 1997 resulted primarily from an $825 thousand increase in securities gains.

Customer services income of $6.3 million increased 1% from the fourth quarter and 19% from the first quarter of 1997. The increases were attributable to increased fees due to growth in transaction accounts and increases in ATM fees.

Trust and investment advisory income increased at an annualized rate of 52% from the fourth quarter and 37% from the first quarter of 1997. The increase in income reflects the continued growth in trust assets under management. Assets under management were $2.5 billion, $2.2 billion and $1.2 billion at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

Mortgage banking services income of $4.8 million, $6.0 million and $4.2 million provided 26% of noninterest income for the quarter ended March 31, 1998 compared to 33% and 34% for the quarters ended December 31, 1997 and March 31, 1997, respectively. The Company did not record a gain on sale of servicing rights during the first quarter of 1998 while the quarters ended December 31, 1997 and March 31, 1997 included $325 thousand and $1.3 million of such gains, respectively. The Company expects to continue to sell servicing rights periodically in the future. The Company had $3.1 million in mortgage servicing income in the first quarter compared to $1.9 million in each of the fourth and first quarters of 1997. The significant increase was due to the $1 billion increase in residential mortgages serviced for investors from $4.0 billion at December 31, 1997 to $5.0 billion at March 31, 1998. This compared to a servicing portfolio of $3.3 billion at March 31, 1997.

Capitalized mortgage servicing rights amounted to $69.4 million at March 31, 1998, which compared to $50.8 million at December 31, 1997 and $27.1 million at March 31, 1997. Loan origination volumes increased significantly in the first quarter of 1998 as well as in the third and fourth quarters of 1997. Consequently, capitalized mortgage servicing rights increased $18.6 million in the first quarter of 1998 compared to the fourth quarter of 1997 and increased $42.3 million when compared to the first quarter of 1997. See Table 4 and 5 for details. Since mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to mortgage servicing rights and effects on mortgage banking income, the Company has established a hedge program against a portion of mortgage servicing rights to protect its value and mortgage banking income. There is no guarantee that significant declines in interest rates will not have a material impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in protecting against such a decline.


-------------------------------------------------------------------------------------------------------------

TABLE 4 - MORTGAGE BANKING
                                                    At or for the Three Months Ended
                                      March 31     December 31,    September 30,     June 30,      March 31,
                                        1998           1997            1997            1997          1997
                                     ----------    ------------    -------------    ----------    ----------
                                                             (Dollars in Thousands)
Residential mortgages serviced for
 investors at end of period          $5,024,085     $4,026,003       $3,388,310     $2,905,274    $3,346,804
                                     ==========     ==========       ==========     ==========    ==========

Residential mortgage sales income    $    1,717     $    3,765       $    2,141     $    1,617    $    1,113

Residential mortgage servicing
 income, net                              3,076          1,920            2,045          1,925         1,865

Gain on sale of mortgage servicing          ---            325              802            ---         1,253
                                     ----------     ----------       ----------     ----------    ----------

        Total                        $    4,793     $    6,010       $    4,988     $    3,542    $    4,231
                                     ==========     ==========       ==========     ==========    ==========

-------------------------------------------------------------------------------------------------------------

MORTGAGE SERVICING RIGHTS

Balance at beginning of period       $   50,808     $   36,976       $   34,426     $   27,080    $   33,314

Mortgage servicing rights
 capitalized and purchased               33,453         22,192           13,759          8,562         6,299

Amortization charged against
 mortgage servicing fee income           (3,303)        (2,114)          (1,556)        (1,216)       (1,248)

Mortgage servicing rights sold          (11,585)       (16,246)          (9,653)           ---       (11,285)
                                     ----------     ----------       ----------     ----------    ----------

Balance at end of period             $   69,373     $   50,808       $   36,976     $   34,426    $   27,080
                                     ==========     ==========       ==========     ==========    ==========

-------------------------------------------------------------------------------------------------------------


NON-INTEREST EXPENSE

Non-interest expense increased $8.9 million from the first quarter of 1997 and 12% annualized from the fourth quarter, excluding merger related expenses, amortization of intangibles and distribution on securities of subsidiary trust. The increases were primarily related to the acquisitions of Atlantic and Morse Payson and Noyes in the fourth quarter of 1997. Since both were accounted for as purchases, the amortization of goodwill increased $832 thousand when compared to the first quarter of last year and $254 thousand when compared with the fourth quarter. The efficiency ratio was 60.38%, 60.00% and 59.57% for the quarters ended March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

Salaries and benefits expense of $27.0 million increased $5.8 million from the first quarter of last year and $921 thousand from the fourth quarter. First quarter full-time equivalent employees were 2,584 at March 31, 1998 compared to 2,365 at March 31, 1997 and 2,560 at December 31, 1997. The increase is reflective of the recent acquisitions.

Occupancy expense increased $626 thousand from last year and $649 thousand from the fourth quarter. The increased expenses were to accommodate the expansion of operations as the recent acquisitions were assimilated. The Company had 143 branch offices at March 31, 1998 compared to 132 at March 31, 1997 and 142 at December 31, 1997.

Data processing expense increased $272 thousand from the first quarter of last year and was nearly the same as the fourth quarter. The increase from the first quarter of last year was due to increased volumes from the acquisition of Atlantic.

Equipment expense increased $382 thousand from the first quarter of last year and advertising and marketing expense increased $368 thousand. These increases were primarily due to the effect of the acquisitions in the fourth quarter of 1997.

Amortization of goodwill and other intangibles increased $832 thousand from last year and $254 thousand from the fourth quarter due the goodwill associated with the recent acquisitions which were accounted for as purchases.

Other noninterest expenses, which consist of general and administrative expenses, increased $1.4 million from last year and decreased $1.2 million from the fourth quarter. See Table 5 for details.


---------------------------------------------------------------------------------------------------------

TABLE 5 - OTHER NON-INTEREST EXPENSES

                                     1998            1997            1997            1997         1997
                                     First          Fourth          Third           Second        First
                                    Quarter        Quarter         Quarter         Quarter       Quarter
                                    -------        -------         -------         -------       -------
                                                            (Dollar in Thousands)
Miscellaneous loan costs             $  797         $1,106          $  945         $1,231         $  912
Telephone                             1,215          1,294           1,015          1,018          1,005
Postage and freight                   1,242          1,074             925          1,004          1,070
Office supplies                       1,026          1,151             843            876            824
Deposits and other assessments          445            399             398            378            372
Collection and carrying costs
 of non-performing assets               505            573             275              9            213
Other                                 2,883          3,686           2,900          2,866          2,350
                                     ------         ------          ------         ------         ------

Total                                $8,113         $9,283          $7,301         $7,382         $6,746
                                     ======         ======          ======         ======         ======

---------------------------------------------------------------------------------------------------------


TAXES

The first quarter effective tax rate was 34% compared to last year's rate of 36% and the fourth quarter rate of 37%. The lower rate for 1998 was due to the reorganization of certain corporate entities.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company has formed a Year 2000 committee to execute a plan of compliance. The Company believes that, with modifications to existing software and converting new software by its outside computer servicer, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company expects to be Year 2000 compliant by the end of 1998. Management is utilizing internal resources to implement Year 2000 compliance. However, the Company expects to incur $1.5 million in incremental expenses associated with the implementation in 1998. The costs to complete the Year 2000 modifications are based on management's estimates. However, actual results could differ from these plans.

FINANCIAL CONDITION

BALANCE SHEET

The discussion and analysis that follows is based upon information set forth in Table 2 regarding average balances, yields and rates.

SECURITIES AVAILABLE FOR SALE AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $1.2 billion during the first quarter of 1998, the fourth quarter of 1997 and the first quarter of 1997 and consisted primarily of U. S. Treasury securities and mortgage-backed securities, most of which are seasoned 15 year agency securities. Other securities consisted of collateralized mortgage obligations and asset-backed securities. Substantially all securities are AAA or equivalently rated. The average yield on securities was 6.29%, 6.38% and 6.56% for the quarters ended March 31, 1998, December 31, 1997 and March 31, 1997, respectively. The decline in yields is due to reinvestment of maturing securities at lower yields during a declining interest rate environment. Securities available for sale are carried at fair value and had a pretax unrealized gain of $4.2 million and $5.5 million at March 31, 1998 and December 31, 1997, respectively, and a $5.3 million unrealized loss at March 31, 1997.

LOANS AND LEASES

Average loans of $5.1 billion during the first quarter of 1998 increased
$1.3 billion from the first quarter of 1997 and $398.6 million from the fourth quarter of 1997 primarily as a result of the acquisition of Atlantic and internal growth in residential and consumer loans. Loans as a percent of average earning assets rose from 78.9% at the end of 1997 to 80.0% due to large volume increases in loans held for sale.

Average residential real estate loans (which includes loans held for sale) of $2.0 billion grew 50% from last year and 18.6% from the fourth quarter. Excluding the Atlantic acquisition of $156 million in loans, residential real estate loans increased 37.8% from the first quarter of 1997. Large volume increases in mortgages held for sale accounted for the growth as lower long-term interest rates spurred an increase in the retail and correspondent originations. It is anticipated that loans held for sale, which amounted to stood at $842 million at March 31, 1998, will decline in the second quarter.

First quarter originations were $2.3 billion, of which $1.9 billion represented correspondent production. This compares to $428.1 million and $339.1 million, respectively in the first quarter of 1997 and $2.0 billion and $1.5 billion, respectively, in the fourth quarter. Total originations increased 15% from the fourth quarter and 437% from the first quarter of 1997. At March 31, 1998, 51.6% of portfolio loans were fixed rate and 49.4% were variable rate loans. The Company sells substantially all its production that conforms to federal agency standards into the secondary market.

Average commercial real estate loans of $1.1 billion increased 15.7% from the first quarter of last year and 1% from the fourth quarter of 1997. Excluding the Atlantic acquisition of $102.0 million in loans, commercial real estate loans grew 5%. The growth is consistent with the Company's focus on lending to small and medium size business customers within its geographic market. The average yield on commercial real estate loans during the first quarter of 1998 was 9.62% as compared to 9.73% and 9.60% in the fourth quarter and the first quarter of 1997, respectively. The slight decrease in yields is reflective of market conditions and increased competition.

Average commercial loans of $589.2 million during the first quarter of 1998 increased 6.0% from the fourth quarter and 22.8% from the first quarter of 1997. Excluding the Atlantic acquisition, commercial loans increased 16.4 % from the first quarter of 1997. The yield on commercial loans decreased to 9.07% in the first quarter of 1998 from 9.59% in the fourth quarter and from 9.69% in the first quarter of 1997. This decrease is reflective of increased competition.

Average consumer loans grew at an annualized rate of 13.6% from the fourth quarter and 32.8% from last year. Excluding the Atlantic acquisition, consumer loans increased 25.9%. The increase was primarily in indirect auto loans, student loans and home equity loans. Mobile home loans continue to decline as the Company has emphasized other types of consumer loan products.

ASSET QUALITY

As shown in Table 6, nonperforming assets were $57.2 million at March 31, 1998, which represented 0.78% of total assets. This compares to $51.2 million at December 3, 1997 and $45.2 million at March 31, 1997. The increase from the first quarter of 1997 was primarily due to the Atlantic acquisition and the increase from the fourth quarter was limited to a few credits becoming nonaccrual during the quarter. The Company continues to monitor the asset quality with regular reviews of its portfolio in accordance with its lending and credit polices.

The Company's residential loan portfolio accounted for 29% of the total loan portfolio at March 31, 1998 as compared with 32% at March 31, 1997 and 33% at December 31, 1997. The reductions are consistent with the strategy of the Company to reduce lower yielding residential loans as a percentage of the overall loan portfolio. The Company's residential loans are generally secured by 1-4 family homes, and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At March 31, 1998, 0.58% of the Company's residential loans were nonperforming, as compared with .50% at December 31, 1997 and .43% at March 31, 1997.

The Company's commercial real estate loan portfolio accounted for 25% of the total loan portfolio at March 31, 1998 and December 31, 1997 and 26% at March 31, 1997. It is the intention of the Company to maintain commercial real estate loans as a percentage of the overall loan portfolio at the same or lower levels in the future. At March 31, 1998, 1.59% of the Company's commercial real estate loans were nonperforming, as compared with 1.51% at December 31, 1997 and 1.81% at March 31, 1997.

The Company's commercial business loans portfolio accounted for 14% of the total loan portfolio at March 31, 1998 and 1997, as compared with 13% at December 31, 1997. Commercial business loans are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire and northeastern Massachusetts. The Company's commercial business loans are generally to small and medium size businesses located within its geographic market area. At
March 31, 1998, 2.6% of the Company's commercial business loans were non-performing, as compared with 1.4% at March 31, 1997 and 2.0% at December 31, 1997.

The Company's consumer loan portfolio accounted for 31% of the total loan portfolio at March 31, 1998, as compared with 30% at December 31, 1997 and 28% at March 31, 1997. The Company has a diversified consumer loan portfolio comprised of 34% home equity loans, 25% automobile loans, 14% mobile home loans and 27% other loans types. At March 31, 1998, 0.68% of the Company's consumer loans were nonperforming, as compared with 0.60% at December 31, 1997 and .062% at March 31, 1997.


TABLE 6 - NONPERFORMING ASSETS
-------------------------------------------------------------------------------------------------------------------

                                              March 31      December 31,  September 30,    June 30,       March 31,
                                                1998            1997           1997          1997            1997
                                              --------      ------------  -------------    --------       ---------

                                                          (Dollars in Thousands)
Residential real estate loans:
  Nonaccrual loans                             $ 7,439        $ 7,357        $ 6,474        $ 5,406        $ 5,053
                                               -------        -------        -------        -------        -------

Commercial real estate loans:
  Nonaccrual loans                              16,862         15,654         16,147         16,785         15,854
  Troubled debt restructuring                      947          1,073          1,121          1,356          1,473
                                               -------        -------        -------        -------        -------
      Total                                     17,809         16,727         17,268         18,141         17,327
                                               -------        -------        -------        -------        -------

Commercial business loans and leases:
  Nonaccrual loans                              15,875         11,668          8,390          7,732          6,875
  Troubled debt restructurings                     207            114            118            193            199
                                               -------        -------        -------        -------        -------
     Total                                      16,082         11,782          8,508          7,925          7,074
                                               -------        -------        -------        -------        -------

Consumer loans and leases:
  Nonaccrual loans                               9,343          7,967          6,548          6,564          6,439
                                               -------        -------        -------        -------        -------

Total nonperforming loans:
  Nonaccrual loans                              49,519         42,646         37,559         36,487         34,221
  Troubled debt restructurings                   1,154          1,187          1,239          1,549          1,672
                                               -------        -------        -------        -------        -------
     Total                                      50,673         43,833         38,798         38,036         35,893
                                               -------        -------        -------        -------        -------

Other nonperforming assets:
  Other real estate owned, net of
     related reserves                            3,568          4,873          5,057          5,652          7,390
  Repossessions, net of related reserves         3,005          2,507          1,837          2,564          1,964
                                               -------        -------        -------        -------        -------
  Total other nonperforming assets               6,573          7,380          6,894          8,216          9,354
                                               -------        -------        -------        -------        -------

Total nonperforming assets                     $57,246        $51,213        $45,692        $46,252        $45,247
                                               =======        =======        =======        =======        =======

Accruing loans which are 90 days overdue       $ 8,953        $ 8,355        $ 6,324        $ 4,894        $ 5,820
                                               =======        =======        =======        =======        =======

Total nonperforming loans as a
 percentage of total loans (1)                    1.15%          0.98%          0.99%          1.01%          0.98%

Total nonperforming assets as a
 percentage of total assets                       0.78%          0.75%          0.75%          0.83%          0.83%

Total nonperforming assets as a
 percentage of total loans (1) and total
 other nonperforming assets                       1.30%          1.14%          1.16%          1.23%          1.24%

-------------------------------------------------------------------------------------------------------------------

(1) Exclusive of loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $999 thousand for loan and lease losses in the first quarter of 1998. No provision was made in the first or fourth quarters of 1997. As shown in Table 7, net charge-offs for the first quarter of 1998 were $2.9 million, or 23 basis points of average loans outstanding, compared to $2.2 million, or 19 basis points of average loans outstanding, for the quarter ended December 31, 1997 and $887 thousand, or 9 basis points of average loans outstanding, for the first quarter of 1997.

At March 31, 1998, the allowance for loan and lease losses amounted to $66.2 million or 1.51% of total loans, as compared to 1.52% at December 31, 1997 and 1.82% at March 31, 1997. The ratio of the allowance for loan and lease losses to nonperforming loans was 131% at March 31, 1998 compared to 155% and 186% at December 31 and March 31, 1997, respectively. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other procedures, consideration of the character and size of the loan portfolio, monitoring trends in nonperforming loans, delinquent loans and net charge-offs, as well as new loan originations and other asset quality factors.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Changing economic and business conditions in northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large upward movements in market-based interest rates or other reasons could affect the Company's future provisions for loans losses. Based on anticipated growth in assets, it is likely that the Company will continue providing for loan losses at increasing levels in 1998.


TABLE 7 - ALLOWANCE FOR LOAN AND LEASE LOSSES
----------------------------------------------------------------------------------------------------------------------------------

                                                 1998              1997             1997              1997              1997
                                                First             Fourth            Third            Second             First
                                               Quarter           Quarter           Quarter           Quarter           Quarter
                                             -----------       -----------       -----------       -----------       -----------
                                                                           (Dollars in Thousands)
Average loans and leases outstanding
 during the period (1)                       $ 5,054,597       $ 4,656,046       $ 4,066,866       $ 3,861,741       $ 3,799,500
                                             ===========       ===========       ===========       ===========       ===========

Allowance at beginning of period             $    68,085       $    62,961       $    64,783       $    66,601       $    67,488

Additions due to acquisitions and purchases          ---             7,361               ---               ---               ---

Charge-offs:
  Residential real estate mortgages                  789               608               247               425               516
  Commercial real estate mortgages                   371               649               188               214               261
  Commercial business loans and leases               419             1,844             1,452             1,021               323
  Consumer loans and leases                        2,982             2,765             2,684             1,522             1,568
                                             -----------       -----------       -----------       -----------       -----------
     Total loans charged off                       4,561             5,866             4,571             3,182             2,668
                                             -----------       -----------       -----------       -----------       -----------

Recoveries:
  Residential real estate mortgages                   41               253                78               113                90
  Commercial real estate mortgages                   581             2,138             1,296               448               890
  Commercial business loans and leases               456               454               982               563               574
  Consumer loans and leases                          583               784               393               240               227
                                             -----------       -----------       -----------       -----------       -----------
     Total loans recovered                         1,661             3,629             2,749             1,364             1,781
                                             -----------       -----------       -----------       -----------       -----------
     Net charge-offs                               2,900             2,237             1,822             1,818               887

Additions charged to operating expenses              999               ---               ---               ---               ---
                                             -----------       -----------       -----------       -----------       -----------
Allowance at end of period                   $    66,184       $    68,085       $    62,961       $    64,783       $    66,601
                                             ===========       ===========       ===========       ===========       ===========

Ratio of net charge-offs to average
 loans and leases outstanding during
 the period-annualized(1)                           0.23%             0.19%             0.18%             0.19%             0.09%

Ratio of allowance to total loans and
 leases at end of period(2)                         1.51%             1.52%             1.61%             1.73%             1.82%

Ratio of allowance to nonperforming
 loans at end of period                              131%              155%              162%              170%              186%

Ratio of net chargeoffs as a percent
  of average outstanding loans-annualized(1)
  Residential real estate mortgages                 0.15%             0.08%             0.05%             0.10%             0.13%
  Commercial real estate                           (0.08%)           (0.54%)           (0.45%)           (0.10%)           (0.26%)
  Commercial business loans and leases              0.03%)            1.00%             0.35%             0.36%            (0.21%)
  Consumer loans and leases                         0.70%             0.60%             0.80%             0.48%             0.52%

----------------------------------------------------------------------------------------------------------------------------------

 (1) Average loans and leases include portfolio loans and loans held for sale.
 (2) Excludes loans held for sale.

DEPOSITS

Average deposits of $4.8 billion during the first quarter of 1998 increased 4.5% from the fourth quarter and 18.0% from the first quarter of 1997 primarily as a result of the assumption of $354.4 million of Atlantic deposits in the fourth quarter of 1997. The loan to deposit ratio was 87%, 88% and 93% at March 31, 1998, 1997 and December 31, 1997, respectively.

Average transaction accounts (demand deposit, NOW and money market accounts ) of $1.9 billion during the first quarter of 1998 increased 8% from the fourth quarter and 26.9% from the first quarter of 1997. The increase from the fourth quarter was primarily a result of the acquisition of $126 million in brokered money market deposits in the first quarter of 1998. The increase from the first quarter last year was a result of the acquisition of Atlantic is $98 million of transaction deposits. The average rates paid on NOW and money market accounts was 2.77% as compared to 2.64% and 2.55% in the fourth quarter and the first quarter of 1997, respectively. The increase in the 1998 quarter is reflective of the rates paid on the brokered money market deposits of 5.5% and growth in tiered money market accounts.

Average savings and time deposit balances of $2.9 billion increased 2.3% from the fourth quarter and 12.8% from the first quarter of 1997. Excluding the acquisition of Atlantic's deposits, the increase from the first quarter was 2.8%. The average rates paid on savings deposits remained relatively unchanged. Time deposit rates increased slightly due to increased competition for deposits to fund loan growth.

OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank ("FHLB"). Average FHLB borrowings for the first quarter of 1998 was $1.1 billion compared to $874 million for the quarter ended December 31, 1997 and $464 million for the first quarter of 1997. FHLB borrowings increased because growth in earning assets, particularly mortgages held for sale, exceeded growth in deposits. FHLB collateral consisted primarily of loans with first mortgages secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At March 31, 1998, FHLB borrowings amounted to $1.2 billion and the additional borrowing capacity was $678.9 million. It is anticipated that FHLB borrowings will decrease somewhat in the second quarter as mortgages held for sale decline.

Average balances for securities sold under repurchase agreements were $253.1 million, $253.8 million and $185.8 million for the quarters ended March 31, 998, December 31, 1997 and March 31, 1997, respectively, and are secured by mortgage backed securities and U. S. Government obligations.

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

CAPITAL

At March 31, 1998, shareholders' equity amounted to $491 million. In addition, through a subsidiary trust, the Company has issued $100 million of Capital Securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $.22 per share dividend during the first quarter of 1998, representing a 31% dividend payout ratio. See attached Table 8 for information regarding the Company's rate of internal capital generation.

There is also a leverage capital ratio requirement. Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

The Company's banking subsidiaries are also subject to federal, and in certain cases state, regulatory capital requirements. At March 31, 1998, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency.


-----------------------------------------------------------------------------------------------------------------

TABLE 8 - RATE OF INTERNAL CAPITAL GENERATION

                                         1998         1997       1997        1997        1997
                                         First       Fourth      Third      Second       First
                                        Quarter     Quarter     Quarter    Quarter      Quarter
                                        -------     -------     -------    -------      -------

Return on assets (1)                     01.17%      01.23%      01.30%     01.30%       01.28%
Average equity to assets                 06.96       07.17       07.75      08.03        08.24
Return on average equity (1)             16.85       17.12       16.70      16.35        15.55
Total dividend payout ratio (1)          31.00       29.00       28.00      28.00        30.00
Earnings retention rate                  69.00       71.00       72.00      72.00        70.00
Internal capital generation rate         11.70       12.13       12.03      11.75        10.89

-----------------------------------------------------------------------------------------------------------------

(1) Annualized



-----------------------------------------------------------------------------------------------------------------

TABLE 9 - REGULATORY CAPITAL REQUIREMENTS

                                                                            For Capital
                                                          Actual              Adequacy              Excess
                                                                              Purposes
                                                     Amount     Ratio      Amount    Ratio      Amount     Ratio
                                                    --------    -----     --------   -----     --------    -----
                                                                       (Dollars in Thousands)

As of March 31, 1998:

Total capital (to risk weighted assets)             $526,360    11.79%    $357,216    8.00%    $169,144    3.79%
Tier 1 capital (to risk weighted assets)             470,417    10.54      178,608    4.00      291,809    6.54
Tier 1 leverage capital ratio (to average assets)    470,417     6.92      272,111    4.00      198,306    2.92

As of December 31, 1997:

Total capital (to risk weighted assets)             $505,714    11.95     $338,460    8.00%    $167,254    3.95%
Tier 1 capital (to risk weighted assets)             452,642    10.70      169,230    4.00      283,412    6.70
Tier 1 leverage capital (to average assets)          452,642     7.16      252,978    4.00      197,664    3.16

-----------------------------------------------------------------------------------------------------------------

INTEREST RATE RISK AND ASSET-LIABILITY MANAGEMENT

The Company's interest rate risk and asset and liability management are the responsibility of the Company's a Liquidity and Funds Management Committee which reports to the Liquidity and Funds Management Committee of the Board of Directors and is comprised of members of the Company's senior management. The Committee is actively involved in formulating the economic projections used by the Company in its planning and budgeting process and establishes policies which monitor and coordinate the Company's sources, uses and pricing of funds.

Interest-rate-risk, including mortgage prepayment risk, is by far the most significant non-credit related risk to which the Company is exposed. Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities on the Company's balance sheet.

Interest rate risk can be defined as the exposure of the Company's net interest income or financial position to adverse movements in interest rates. In addition to directly impacting net interest income, changes in the level of interest rates can also affect, (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, which tend to increase when loan rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially lower than current loan rates (due to refinancing of loans at lower rates), (iv) the value of the institutions investment securities and mortgage loans and the resultant ability to realize gains on the sale of such assets, (v) the carrying value of investment securities classified as available for sale and the resultant adjustments to shareholders' equity, and (vi) the value of mortgage servicing rights.

The primary objective of the Company's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. To accomplish this the Company monitors the Company's interest rate sensitivity by use of a sophisticated simulation model which analyzes resulting net interest income under various interest rate scenarios and anticipated levels of business activity. Complicating management's efforts to measure interest rate risk is the uncertainty of the maturity, repricing, and/or runoff characteristics of some of the Company's assets and liabilities.

To cope with these uncertainties, management gives careful attention to its assumptions. For example, many of the Company's interest bearing deposit products (NOW accounts, savings and money market deposits) have no contractual maturity and based on historical experience generally have limited sensitivity to movements in market rates. Because management believes it has some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions based on historical experience are built into the model. Another major assumption built into the model involves the right customers have to prepay loans, often without penalty. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. The Company utilizes market consensus prepayment assumptions related to residential mortgages.

The Company uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using various assumptions such as those discussed above. The Company's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 300 basis points, estimated net interest income should change by less than 10%. Management estimates, based on it's simulation model, that an instantaneous 3% increase in interest rates at March 31, 1998 would result in less than a 3% decrease in net interest income over the next twelve months while a 3% decrease in rates would result in approximately a 3% decrease in net interest income over the next twelve months. It should be emphasized that the results are highly dependent on material assumptions such as those discussed above. It should also be noted that the exposure of the Company's net interest income to gradual and/or modest changes in interest rates is relatively small. For example, using the Company's "most likely" rate scenario, which reflects only modest changes in interest rates for the next twelve months, the net interest income of the Company fluctuates less than 1% compared to a flat scenario.

COMPLETED ACQUISITION

On April 10, 1998, the Company completed the acquisition of CFX Corporation. The acquisition was effected by means of the merger of CFX with and into the Company. Each share of common stock of CFX outstanding prior to the merger (other than dissenting shares) was converted into the right to receive 0.667 of a share of the Company's common stock, which approximated 16,393,709 shares of common stock. The merger was accounted for as a pooling-of-interests.

IMPACT OF NEW ACCOUNTING STANDARDS

In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits", which revises the required disclosures for employee benefit plans. This Statement will become effective for the Company's 1998 annual financial statements.

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk and Asset - Liability Management" on the two preceding pages is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

Like some of the larger financial institutions across the country, Peoples Heritage Bank, the Company's Maine-based banking subsidiary, has been served with a class action suit challenging the validity of its mortgage escrow practices. The plaintiff, James Greenwood, filed suit on August 29, 1996 in the United States District Court for the Northern District of New York. The suit seeks an unspecified amount of damages on behalf of the plaintiff and a purported class of similarly situated persons. Management currently is conducting a full assessment of the action and, based on its review to date, believes that the action will not be material to the financial condition of the Company. Management currently believes the action to be without merit and intends to vigorously defend the action.

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

         a. An annual meting of shareholders of the Company was held on April 28, 1998 ("Annual Meeting").

         b.    Not applicable.

         c. There were 27,825,603 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 23,288,615 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

               1.     Election of directors for a three-year term.

                                                   FOR                  WITHHELD
                                                   ----------           --------

                      Robert P. Bahre              23,131,632           156,983
                      Katherine M. Greenleaf       23,207,511            81,104
                      Dana S. Levenson             23,209,893            78,722
                      Pamela P. Plumb              23,210,423            78,192

               2. Proposal to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000.

                          FOR                       AGAINST             ABSTAIN
                      ----------                   ---------            -------
                      20,701,312                   2,460,156            127,145


               3. Proposal to amend the 1996 Equity Incentive Plan to authorize the issuance of up to an additional 1,750,000 shares of Common Stock.

                          FOR                       AGAINST             ABSTAIN
                      ----------                   ---------            -------
                      15,340,100                   4,520,028            161,693

                      There were 3,266,794 broker non-votes with respect to this proposal.


               4. Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998.

                          FOR                       AGAINST             ABSTAIN
                      ----------                   ---------            -------
                      23,171,674                     21,631              95,310

                      Each of the proposals was adopted by the shareholders of the Company.

         d.    Not applicable

Item 5.  Other Information - None.

Item 6.  Exhibits and reports on Form 8-K.

         (a)   Exhibit 27 - Financial Data Schedule.

         (b)   Reports on Form 8-K.

               Although the Company did not file any reports on Form 8-K during the reporting period, it did file reports on Form 8-K on April 22, 1998 and April 28, 1998.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       PEOPLES HERITAGE FINANCIAL GROUP, INC.



Date  May 14, 1998                     By: /s/ William J. Ryan
                                           -------------------------------------
                                           William J. Ryan
                                           Chairman, President and
                                           Chief Executive Officer



Date  May 14, 1998                     By: /s/ Peter J. Verrill
                                           -------------------------------------
                                           Peter J. Verrill
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)