Form 10-Q
period 1998-06-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1998-08-14
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

               [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16947


                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


                          Maine                                 01-0437984
               ------------------------------               ------------------
               (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)               Identification No.)

               One Portland Square, Portland, Maine                 04112
               ------------------------------------             --------------
               (Address of principal executive offices)           (Zip Code)

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

Yes [x]    No  [ ]

The number of shares outstanding of the Registrant's common stock as of August 1, 1998 is:

Common stock, par value $.01 per share                             87,712,357
--------------------------------------                            ------------
           (Class)                                                (Outstanding)


                                              INDEX

                     PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION                                                  PAGE
           ---------------------                                                  ----

           Item 1.   Financial Statements (unaudited)

                     Consolidated Balance Sheets -
                     June 30, 1998 and December 31, 1997                          3

                     Consolidated Statements of Income - Three
                     and six months ended June 30, 1998 and 1997                  4

                     Consolidated Statements of Changes in
                     Shareholders' Equity - Six months ended June 30, 1998        5

                     Consolidated Statements of Cash Flows - Six months
                     ended June 30, 1998 and 1997                                 6

                     Notes to Consolidated Financial Statements                   7

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                          9

           Item 3.   Quantitative and Qualitative Disclosures about              26
                     Market Risk

PART II.   OTHER INFORMATION
           -----------------
           Item 1.   Legal proceedings                                           27

           Item 2.   Changes in securities                                       27

           Item 3.   Defaults upon senior securities                             27

           Item 4.   Submission of matters to a vote of security holders         27

           Item 5    Other information                                           27

           Item 6    Exhibits and reports on Form 8-K                            27



             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                     June 30,           December 31,
                                                                       1998                1997
                                                                    ----------          ----------
ASSETS                                                              (Unaudited)
Cash and due from banks                                             $  410,460          $  424,567
Federal funds sold                                                     211,236              13,091
Securities available for sale, at market value                       1,614,254           1,802,758
Securities held to maturity                                                  -              28,184
Loans and leases held for sale                                         633,672             398,369
Loans and leases:
   Residential real estate mortgages                                 2,467,758           2,635,663
   Commercial real estate mortgages                                  1,404,890           1,405,357
   Commercial business loans and leases                                864,980             786,578
   Consumer loans and leases                                         1,651,976           1,696,623
                                                                    ----------          ----------
                                                                     6,389,604           6,524,221
   Less:  Allowance for loan and lease losses                           88,075              89,983
                                                                    ----------          ----------
              Net loans and leases                                   6,301,529           6,434,238
                                                                    ----------          ----------
Premises and equipment                                                 107,705             114,729
Goodwill and other intangibles                                         122,324             127,416
Mortgage servicing rights                                               95,157              59,702
Other assets                                                           271,742             265,188
                                                                    ----------          ----------
                                                                    $9,768,079          $9,668,242
                                                                    ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Regular savings                                                  $1,071,852          $1,084,158
   Money Market and NOW accounts                                     1,664,865           1,522,252
   Certificates of deposit (including certificates
      of $100 or more of $728,880 and $732,055)                      3,024,848           3,171,442
   Demand deposits                                                   1,089,618             969,567
                                                                    ----------          ----------
        Total deposits                                               6,851,183           6,747,419
Federal funds purchased and securities sold
      under repurchase agreements                                      408,925             568,535
Borrowings from the Federal Home Loan Bank of Boston                 1,534,117           1,394,746
Other borrowings                                                        27,495              18,909
Other liabilities                                                      122,902             117,850
                                                                    ----------          ----------
        Total liabilities                                            8,944,622           8,847,459
                                                                    ----------          ----------

Company obligated, mandatory redeemable securities of
  subsidiary trust holding solely parent junior
  subordinated debentures                                              100,000             100,000

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares
   authorized, none issued)                                                  -                   -
Common stock (par value $0.01 per share, 200,000,000 shares
   authorized, 89,941,188 and 89,324,737 shares issued)                    900                 893
Paid in capital                                                        441,922             436,367
Retained earnings                                                      320,240             303,864
Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                  4,537               5,805
Treasury stock, at cost (2,376,054 shares and 1,739,347 shares)        (44,142)            (26,146)
                                                                    ----------          ----------
Total shareholders' equity                                             723,457             720,783
                                                                    ----------          ----------
                                                                    $9,768,079          $9,668,242
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

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                                ---------------------------------------------------------------
                                                    1998           1997                 1998         1997
                                                    ----           ----                 ----         ----
Interest and dividend income:
   Interest on loans and leases                 $   150,982      $   123,010       $   302,967      $   241,955
   Interest and dividends on securities              26,741           30,879            54,682           58,890
                                                -----------      -----------       -----------      -----------
      Total interest and dividend income            177,723          153,889           357,649          300,845
                                                -----------      -----------       -----------      -----------

Interest expense:
   Interest on deposits                              61,111           53,118           121,436          104,799
   Interest on borrowed funds                        25,776           16,342            53,556           30,516
                                                -----------      -----------       -----------      -----------
      Total interest expense                         86,887           69,460           174,992          135,315
                                                -----------      -----------       -----------      -----------

      Net interest income                            90,836           84,429           182,657          165,530
Provision for loan and lease losses                   2,983            1,020             5,981            1,962
                                                -----------      -----------       -----------      -----------
      Net interest income after provision
      for loan and lease losses                      87,853           83,409           176,676          163,568
                                                -----------      -----------       -----------      -----------

Noninterest income:
   Customer services                                  8,202            7,317            16,022           14,281
   Mortgage banking services                          8,676            4,963            14,378           10,469
   Insurance commissions                              2,790                -             5,688                -
   Trust and investment advisory services             3,982            2,927             7,356            5,488
   Net securities gains                                   -              475             2,050              778
   Other noninterest income                           3,284            2,249             6,345            4,980
                                                -----------      -----------       -----------      -----------
                                                     26,934           17,931            51,839           35,996
                                                -----------      -----------       -----------      -----------
Noninterest expenses:
   Salaries and employee benefits                    33,550           31,799            70,141           62,394
   Occupancy                                          5,422            4,514            11,443            9,776
   Data processing                                    4,238            3,989             8,813            8,233
   Equipment                                          3,864            4,422             8,771            8,777
   Amortization of goodwill and other
   intangibles                                        2,914            1,659             5,776            3,318
   Distributions on securities of
    subsidiary trust                                  2,286            2,265             4,530            3,775
   Advertising and marketing                          2,312            2,213             4,501            4,204
   Merger expenses                                   34,474                -            35,374                -
   Other noninterest expenses                        13,622           11,813            26,589           22,869
                                                -----------      -----------       -----------      -----------
                                                    102,682           62,674           175,938          123,346
                                                -----------      -----------       -----------      -----------

Income before income tax expense                     12,105           38,666            52,577           76,218
Applicable income tax expense                         3,795           13,214            17,227           26,257
                                                -----------      -----------       -----------      -----------
      Net income                                $     8,310      $    25,452       $    35,350      $    49,961
                                                ===========      ===========       ===========      ===========
Weighted average shares outstanding:
      Basic                                      88,349,666       86,617,570        88,369,091       87,804,083
      Diluted                                    89,795,035       88,950,788        89,814,460       89,405,924
Earnings per share:
      Basic                                     $      0.09      $      0.29       $      0.40      $      0.57
      Diluted                                   $      0.09      $      0.29       $      0.39      $      0.56


See accompanying Notes to Consolidated Financial Statements.


             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            Net
                                                                                        Unrealized
                                                      Par        Paid in     Retained      Gain        Treasury
                                                      Value      Capital     Earnings     (Loss)         Stock      Total
                                                    --------    ---------    ---------  ----------     ---------   --------
 Balances at December 31, 1997                      $    893    $ 436,367    $ 303,864    $  5,805    $(26,146)   $ 720,783

 Cancellation of CFX treasury shares at
     acquisition (110,586 shares)                         (1)      (1,879)          --          --       1,880           --

 Issuance of 727,038 shares of common stock
     under stock option and purchase plans and
     related tax effects                                   8        7,434           --          --          --        7,442

 Treasury stock issued for employee benefit plans
     (300,748 shares at an average price of $12.70        --           --         (762)         --       4,584        3,822

 Treasury stock purchased (1,048,040 shares at
     an average price of $23.34)                          --           --           --          --     (24,460)     (24,460)

 Change in unrealized gains on securities
     available for sale,  net of tax                      --           --           --      (1,268)         --       (1,268)

 Net income                                                                     35,350                               35,350

 Cash dividends                                          --                    (18,212)         -           -       (18,212)
                                                    --------    ---------    ---------    --------    --------     --------

 Balances at June 30, 1998                          $    900    $ 441,922    $ 320,240    $  4,537    $(44,142)   $ 723,457
                                                    ========    =========    =========    ========    ========    =========


See accompanying Notes to Consolidated Financial Statements.


             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
--------------------------------------------------------------------------------------------------------------
                                                                                        1998           1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                     $     35,350      $  49,961
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan and lease losses                                               5,981          1,962
       Provision for depreciation                                                        7,764          7,764
       Amortization of goodwill and other intangibles                                    5,776          3,318
       Net increase (decrease) in net deferred tax liabilities                          31,011          6,806
       Net (gains) losses realized from sales of securities and consumer loans          (2,050)        (1,579)
       Net (gains) realized from sales of loans held for sale (a component of
            mortgage banking services)                                                  14,481         (3,983)
       Net decrease (increase) in mortgage servicing rights                            (35,455)        (1,321)
       Proceeds from sales of loans held for sale                                    1,525,533        863,762
       Residential loans originated and purchased for sale                          (1,775,317)      (894,765)
       Net decrease (increase) in interest and dividends receivable and other           (7,239)        (5,144)
            assets
       Net increase (decrease) in other liabilities                                    (25,157)       (32,918)
                                                                                  ------------      ---------

Net cash provided (used) by operating activities                                  $   (219,322)     $  (6,137)
                                                                                  ------------      ---------

--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities and principal repayments of investment securities                -         20,460
   Purchase of investment securities                                                         -        (27,860)
   Proceeds from sales of securities available for sale                                302,562        209,079
   Proceeds from maturities and principal repayments of securities available for       416,286        291,374
            sale
   Purchases of securities available for sale                                         (502,182)      (778,441)
   Net (increase) decrease in loans and leases                                         126,731       (334,561)
   Proceeds from sales of loans                                                              -         42,634
   Net additions to premises and equipment                                                (740)        (6,369)
                                                                                  ------------      ---------
Net cash provided (used) by investing activities                                  $    342,657      $(583,684)
                                                                                  ------------      ---------

--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                            $    103,764      $ 154,315
   Net increase (decrease) in securities sold under repurchase agreements              (44,764)        85,253
   Proceeds from Federal Home Loan Bank of Boston borrowings                         2,055,488        897,902
   Payments on Federal Home Loan Bank of Boston borrowings                          (1,916,117)      (703,543)
   Net increase (decrease) in other borrowings                                           8,586         (6,122)
   Proceeds from issuance of subsidiary trust                                                -         98,333
   Issuance of stock                                                                    11,264          7,224
   Purchase of treasury stock                                                          (24,460)       (35,721)
   Cash dividends paid to shareholders                                                 (18,212)       (18,118)
                                                                                  ------------      ---------

Net cash provided by financing activities                                         $    175,549      $ 479,523
                                                                                  ------------      ---------

Increase (decrease) in cash and cash equivalents                                  $    298,884      $(110,298)
   Cash and cash equivalents at beginning of period                                    322,812        491,388
                                                                                  ------------      ---------
   Cash and cash equivalents at end of period                                     $    621,696      $ 381,090
                                                                                  ============      =========

--------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 1998 and 1997, interest of $179,463 and $126,918 and income taxes of $16,208 and $24,440 were paid, respectively.


See accompanying Notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1997 Annual Report on Form 10-K or its 1997 Supplemental Consolidated Financial Statements included in the Current Report on Form 8-K filed on July 23, 1998.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

On April 10, 1998, the Company completed its merger with CFX Corporation, which was accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. At December 31, 1997, CFX had total assets of $2.9 billion and total shareholders' equity of $245.7 million. Effective April 10, 1998, the Company transferred all securities considered by CFX to be held to maturity to available for sale. This was done to be consistent with the Company's interest rate risk profile. The Company also reclassified $122 million of automobile lease receivables from CFX to loans and leases held for sale, reflecting the Company's intention to exit this business and sell such receivables. A valuation allowance of $6.5 million was recorded to reflect these receivables at the lower of cost or market and was recorded as a component of merger expenses.

NOTE 2:  OTHER COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income," was issued in July 1997. The Company adopted SFAS No. 130 on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. The components of total comprehensive income for the Company are net income and unrealized gains on securities available for sale, net of tax.

The following is a reconciliation of comprehensive income for the three and six month periods ended June 30, 1998 and 1997.



                                                                               Six Months Ended
                                                                                    June 30,
                                                                            -------------------
                                                                              1998         1997
                                                                              ----         ----
 Net income                                                                 $35,350     $49,961

 Other comprehensive income (loss), net of tax
      Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during the period                65         688
      Less:  reclassification adjustment for gains included in net income     1,333         506
                                                                            -------     -------
                            Net                                              (1,268)        182
                                                                            -------     -------

    Comprehensive income                                                    $34,082     $50,143
                                                                            =======     =======

    Accumulated Other comprehensive income               Unrealized
                                                           Gains on
                                                         Securities
                                                         ----------

    Balance at December 31, 1997                           $  5,805
    Change, net of tax                                       (1,268)
                                                           --------
    Balance at June 30, 1998                               $  4,537
                                                           ========


NOTE 3:  SHAREHOLDERS' EQUITY

On April 28, 1998, stockholders of the Company approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and the Board of Directors of the Company approved a 2 for 1 split of the outstanding common stock effective as of May 18, 1998. The shares herein have been restated as if the split had occurred during the earliest period shown. References to authorized common stock and outstanding shares in the Consolidated Financial Statements have been adjusted to reflect these actions.

NOTE 4:  SUBSEQUENT EVENT - SALE OF SERVICING

Subsequent to June 30, 1998, the Company agreed to sell the rights to service $2.2 billion of residential mortgage loans. The rights were carried on the Company's books at June 30, 1998, at $42.6 million.

NOTE 5:  OTHER MATTERS

In July 1998, the Company reached a definitive agreement to acquire SIS Bancorp, Inc., a $1.8 billion bank holding company based in Springfield, Massachusetts. Under terms of the agreement, shareholders of SIS will receive 2.25 shares of Peoples Heritage Common Stock for each whole share of SIS Common stock plus cash in lieu of any fractional share. Approximately 16.8 million shares of Peoples Heritage common stock will be issued in the transaction. The exchange is expected to be tax free and accounted for as a pooling-of-interests. The transaction, which is subject to approval by SIS shareholders and various regulatory agencies, is anticipated to be completed by the end of 1998 or early 1999.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 10, 1998, the Company completed its merger with the CFX Corporation ("CFX"),which was accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. The Company recognized $24.0 million of after-tax merger-related charges in the second quarter. Results excluding these and other merger-related charges are referred to herein as operating. At December 31, 1997, CFX had total assets of $2.9 billion and total shareholders' equity of $245.7 million.

The results of Atlantic Bancorp ("Atlantic"), the parent company of Atlantic Bank N.A., and Morse, Payson and Noyes, an insurance agency, which were acquired in transactions accounted for as purchases, are included from the date of acquisition, October 1, 1997 and October 10, 1997, respectively.

SUMMARY

Peoples Heritage Financial Group, Inc. (the "Company") reported net income of $8.3 million, or $0.09 per diluted share, for the second quarter of 1998. This compares with $25.5 million, or $0.29 per diluted share for the second quarter of 1997 and $27.0 million, or $.30 per diluted share, for the first quarter of 1998. The Company reported operating income of $32.4 million, or $0.36 per diluted share for the second quarter of 1998. This compares with $25.5 million, or $0.29 per diluted share, for the second quarter of 1997 and $27.0 million, or $.30 per diluted share for the first quarter of 1998. This represents a 24% increase in operating earnings per diluted share, compared to the same period last year and 20% compared to the first quarter.

Second quarter operating return on equity was 17.96%, which compared to 14.86% in the second quarter of 1997 and 15.36% in the first quarter of 1998. The second quarter operating return on assets was 1.33%, which compared to 1.26% for the same period in 1997 and 1.16% in the first quarter of 1998.

The improved operating results for the second quarter of 1998 reflect strong revenue growth coupled with cost savings achieved as a result of the CFX merger. Net interest income grew 8% and non-interest income grew 50% compared to the second quarter of 1997. However, operating non-interest expense grew just 9%, resulting in an efficiency ratio (exclusive of distributions on securities of subsidiary trust, special charges, and net securities gains) of 55.98% for the second quarter of 1998 compared to 59.28% for the second quarter of 1997 and 61.06% for the first quarter of 1998. Selected quarterly data and ratios and per share data including merger related charges are provided in Table 1.


The Company reported net income for the six months ended June 30, 1998 of $35.4 million or $.39 per diluted share compared to $50.0 million or $.56 per diluted share for the same period last year. Return on average equity was 9.86% and 14.74% for the six months ended June 30, 1998 and 1997, respectively. Return on average assets was 0.73% and 1.27% for the six months ended June 30, 1998 and 1997, respectively.

The Company's operating income was $60.0 million or $.67 per diluted share, and $50.0 million or $.56 per diluted share for the six months ended June 30, 1998 and 1997, respectively. Operating return on average equity and operating return on average assets were 16.73% and 1.24% for the six months ended June 30, 1998, respectively, compared to 14.74% and 1.27% for the six months ended June 30, 1997, respectively.



---------------------------------------------------------------------------------------------------------------------
TABLE 1 - SELECTED QUARTERLY DATA                   1998        1998        1997         1997       1997         1997
                                                   Second       First      Fourth       Third      Second       First
---------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Net interest income                               $90,836     $91,821     $91,611     $87,335     $84,429     $81,101
Provision for loan and lease losses                 2,983       2,998       1,163       1,423       1,020         942
                                                  -------     -------     -------     -------     -------     -------
Net interest income after loan and lease
      loss provision                               87,853      88,823      90,448      85,912      83,409      80,159
                                                  -------     -------     -------     -------     -------     -------
Noninterest income (excluding securities
      transactions)                                26,934      22,855      24,983      19,899      17,456      17,763
Securities gains                                        -       2,050       1,196         594         475         302
Noninterest expenses (excluding special
      charges)                                     68,208      72,356      72,714      66,093      62,674      60,672
Special charges (1)                                34,474         900       7,560      11,031           -           -
                                                  -------     -------     -------     -------     -------     -------

Income before income taxes                         12,105      40,472      36,353      29,281      38,666      37,552
Income tax expense                                  3,795      13,432      12,412      10,848      13,214      13,043
                                                  -------     -------     -------     -------     -------     -------
         Net income                               $ 8,310     $27,040     $23,941     $18,433     $25,452     $24,509
                                                  =======     =======     =======     =======     =======     =======

Earnings per share:
         Basic                                    $  0.09     $  0.31     $  0.27     $  0.22     $  0.29     $  0.28
         Diluted                                     0.09        0.30        0.27        0.21        0.29        0.27

Earnings per share (excluding special charges)(1):
         Basic                                    $  0.37     $  0.31     $  0.33     $  0.29     $  0.29     $  0.28
         Diluted                                     0.36        0.31        0.32        0.29        0.29        0.27

Return on average assets (2)                         0.34%       1.13%       1.03%       0.86%       1.27%       1.27%
Return on average equity (2)                         4.58       15.04       13.61       10.60       14.86       14.45
Return on average assets (excluding special
  charges) (2)                                       1.33        1.16        1.24        1.19        1.26        1.27
Return on average equity (excluding special
  charges) (2)                                      17.96       15.36       16.41       14.72       14.86       14.45
Efficiency ratio (3)                                55.98       61.06       60.44       59.51       59.28       61.30
---------------------------------------------------------------------------------------------------------------------


(1) Special charges consists of merger-related expenses and charges related to CFX Funding.
(2) Annualized.
(3) Excludes distributions on securities of subsidiary trust, special charges and net securities gains.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully-taxable-equivalent net interest income in the second quarter of 1998 increased 8% from the second quarter of 1997 due to loan growth and the impact of the acquisition of Atlantic in the fourth quarter of 1997. Table 2 shows the quarterly amounts of net interest income by category and Table 3 shows the changes in tax equivalent net interest income by category due to changes in rate and volume. The second quarter of 1998 net interest margin was 4.09% compared to 4.54% for the second quarter of 1997 and 4.18% in the first quarter of 1998. The decline in the margin from the second quarter of 1997 primarily reflects the significant increase in mortgage loans held for sale, relatively low yielding assets, which were funded by FHLB borrowings, relatively expensive funding, as well as a 7 basis point increase in deposit rates in 1998 compared to 1997 as a result of the addition of $160 million of average brokered deposits at an average rate of 5.65%. It is expected that the average balance of mortgage loans held for sale and brokered deposits will decline somewhat in the third quarter, but competitive pressure on pricing of loans and deposits will continue. The fully-taxable equivalent net interest margin decreased slightly from the first quarter of 1998 primarily due to decreasing yields on earning assets. See "Interest Rate Risk and Asset Liability Management" below.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the following discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company's securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and
(ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Information is based on average daily balances during the indicated periods.



------------------------------------------------------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES

                                                            1998                                     1998
                                                           Second                                    First
                                                           Quarter                                  Quarter
                                            -----------------------------------         -----------------------------------
                                            Average                   Yield/(1)         Average                   Yield (1)
                                            Balance       Interest      Rate            Balance      Interest       Rate
                                            -------       --------      ----            -------      --------       -------
(Dollars in Thousands)
Loans and leases (2):
   Residential real estate mortgages        $3,108,026    $ 57,458      7.39%           $3,116,182    $ 60,224        7.73%
   Commercial real estate mortgages          1,418,750      33,655      9.51             1,408,203      33,421        9.63
   Commercial loans and leases                 851,950      20,103      9.46               798,535      18,529        9.41
   Consumer loans and leases                 1,838,076      40,823      8.91             1,800,883      40,052        9.02
                                            ----------    --------                      ----------    --------
     Total loans and leases                  7,216,802     152,039      8.44             7,123,803     152,226        8.62
                                            ----------    --------                      ----------    --------
Securities (3)                               1,662,019      26,110      6.29             1,683,576      27,389        6.55
Federal funds sold                              54,549         104      5.54                47,054         675        5.82
                                            ----------    --------                      ----------    --------
      Total earning assets                   8,933,370     178,253      7.99             8,854,433     180,290        8.21
                                            ----------    --------                      ----------    --------
Nonearning assets                              844,238                                     821,175
                                            ----------                                  ----------
      Total assets                          $9,777,608                                  $9,675,608
                                            ==========                                  ==========


Interest-bearing deposits:
   Regular savings                          $1,092,867    $  6,745      2.48%           $1,084,150    $  6,995        2.62%
   NOW and money market accounts             1,694,273      11,663      2.76             1,541,061      10,015        2.64%
   Certificates of deposits                  3,094,179      42,703      5.54             3,148,063      43,314        5.58%
                                            ----------                                  ----------    --------
     Total interest-bearing deposits         5,881,319      61,111      4.17             5,773,274      60,324        4.24
Borrowed funds                               1,901,454      25,776      5.44             2,024,437      27,781        5.57
                                            ----------    --------                      ----------    --------
     Total interest-bearing liabilities      7,782,773      86,887      4.48             7,797,711      88,105        4.58
                                            ----------    --------                                  ----------
Demand deposits                              1,067,278                                     963,234
Other liabilities (3)                           96,919                                      85,381
Securities of subsidiary trust                 100,000                                     100,000
Shareholders' equity (3)                       730,638                                     729,282
                                            ----------                                  ----------
   Total liabilities and shareholders'
     equity                                 $9,777,608                                  $9,675,608
                                            ==========                                  ==========
Net earning assets                          $1,150,597                                  $1,056,722
                                            ==========                                  ==========

Net interest income (fully-taxable                          91,366                                      92,185
   equivalent)
Less: fully-taxable equivalent                                (530)                                       (364)
      adjustments                                         --------                                    --------
   Net interest income                                    $ 90,836                                    $ 91,821
                                                          ========                                    ========

Net interest rate spread (fully-taxable
   equivalent)                                                          3.51%                                         3.63%
                                                                        ====                                          ====
Net interest margin (fully-taxable equivalent)                          4.09%                                         4.18%
                                                                        ====                                          ====


-----------------------------------------------------------------------------------------------------------------------------------

(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.


--------------------------------------------------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES

                                                                1997                                     1997
                                                               Fourth                                    Third
                                                               Quarter                                  Quarter
                                                -----------------------------------         -----------------------------------
                                                Average                   Yield/(1)         Average                   Yield (1)
                                                Balance       Interest      Rate            Balance      Interest       Rate
                                                -------       --------      ----            -------      --------       -------

(Dollars in Thousands) Loans and leases (2):
   Residential real estate mortgages            $2,784,525   $  54,524      7.83%             $2,425,850   $ 47,896      7.90%
   Commercial real estate mortgages              1,391,087      34,059      9.71               1,259,455     30,589      9.64
   Commercial loans and leases                     771,305      18,724      9.63                 763,083     18,359      9.55
   Consumer loans and leases                     1,724,577      39,598      9.11               1,532,816     35,573      9.21
                                                ----------   ---------                        ----------   --------
     Total loans and leases                      6,671,494     146,905      8.76               5,981,204    132,417      8.81
                                                ----------   ---------                        ----------   --------
Securities (3)                                   1,833,909      30,668      6.66               1,868,673     30,288      6.43
Federal funds sold                                  42,689         644      5.99                  22,905        163      4.83
                                                ----------   ---------                        ----------   --------
      Total earning assets                       8,548,092     178,217      8.30               7,872,782    162,868      8.23
                                                             ---------                        ----------   --------
Nonearning assets                                  769,989                                       628,148
                                                ----------                                    ----------
      Total assets                              $9,318,081                                    $8,500,930
                                                ==========                                    ==========


Interest-bearing deposits:

   Regular savings                              $1,080,708   $   7,219      2.65%             $1,047,442   $  6,982      2.64%
   NOW and money market accounts                 1,458,878       9,387      2.55               1,379,506      7,817      2.25
   Certificates of deposits                      3,105,400      43,683      5.58               2,851,787     39,691      5.52
                                                ----------   ---------                        ----------   --------
     Total interest-bearing deposits             5,644,986      60,289      4.24               5,278,735     54,490      4.10
Borrowed funds                                   1,812,396      26,106      5.71               1,512,913     20,827      5.46
                                                ----------   ---------                        ----------   --------
     Total interest-bearing liabilities          7,457,382      86,395      4.60               6,791,648     75,317      4.40
                                                ----------   ---------                        ----------   --------
Demand deposits                                    923,978                                       841,667
Other liabilities (3)                              128,147                                        77,740
Securities of subsidiary trust                     103,093                                       100,000
Shareholders' equity (3)                           705,481                                       689,875
                                                ----------                                    ----------
   Total liabilities and shareholders' equity    9,318,081                                    $8,500,930
                                                ==========                                    ==========
Net earning assets                              $1,090,710                                    $1,081,134
                                                ==========                                    ==========

Net interest income (fully-taxable
   equivalent)                                                  91,822                                       87,551
Less: fully-taxable equivalent adjustments                        (211)                                        (216)
                                                             ---------                                     --------
   Net interest income                                       $  91,611                                     $ 87,335
                                                             =========                                     ========
Net interest rate spread (fully-taxable
 equivalent)                                                                3.70%                                        3.83%
Net interest margin (fully-taxable                                          ====                                         ====
 equivalent)                                                                4.29%                                        4.44%
                                                                            ====                                         ====
--------------------------------------------------------------------------------------------------------------------------------

(1) Annualized.

(2) Loans and leases include loans held for sale.

(3) Excludes effect of unrealized gains or losses on securities available for sale.

--------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES


                                                                1997                                     1997
                                                               Second                                    First
                                                               Quarter                                  Quarter
                                                -----------------------------------         -----------------------------------
                                                Average                   Yield/(1)         Average                   Yield (1)
                                                Balance       Interest      Rate            Balance      Interest       Rate
                                                -------       --------      ----            -------      --------       -------
(Dollars in Thousands)
Loans and leases (2):
     Residential real estate mortgages        $ 2,207,376     $ 43.951     7.96%             $ 2,185,645     $ 43,355      7.93%
     Commercial real estate mortgages           1,219,730       29,217     9.61                1,208,268       28,616      9.60
     Commercial loans and leases                  738,777       17,653     9.58                  706,154       16,750      9.62
     Consumer loans and leases                  1,416,075       32,450     9.19                1,352,888       30,396      9.11
                                              -----------     --------                       -----------     --------
          Total loans and leases                5,581,958      123,271     8.85                5,452,955      119,117      8.81
                                              -----------     --------                       -----------     --------
Securities (3)                                  1,856,902       30,731     6.63                1,693,222       27,640
Federal funds sold                                 18,185          210     4.63                   30,517          494     6.57
                                              -----------     --------                       -----------     --------
          Total earning assets                  7,457,045      154,212     8.29                7,176,694      147,251      6.57
                                              -----------     --------                       -----------     --------
Nonearning assets                                 605,015                                        656,784                   8.28
                                              -----------                                    -----------
          Total assets                        $ 8,062,060                                      7,833,478
                                              ===========                                    ===========

Interest-bearing deposits:
     Regular savings                          $ 1,053,675     $  6,929     2.64%             $ 1,059,471     $  6,866      2.63%
     NOW and money market accounts              1,377,839        8,338     2.43                1,354,440        8,275      2.48
     Certificates of deposits                   2,762,321       37,852     5.50                2,711,567       36,540      5.47
                                              -----------     --------                       -----------     --------
          Total interest-bearing deposits       5,193,835       53,119     4.10                5,125,478       51,681      4.09
Borrowed funds                                  1,193,979       16,481     5.54                1,097,988       14,330      5.29
                                              -----------     --------                       -----------     --------
          Total interest-bearing
            liabilities                         6,387,814       69,600     4.37                6,223,466       66,011      4.30
                                              -----------     --------                       -----------     --------
Demand deposits                                   797,533                                        740,847
Other liabilities (3)                              89,887                                        130,339
Securities of subsidiary trust                    100,000                                         50,806
Shareholders' equity (3)                          686,826                                        688,020
                                              -----------                                    -----------
          Total liabilities and
            shareholders' equity              $ 8,062,060                                    $ 7,833,478
                                              ===========                                    ===========

Net earning assets                            $ 1,069,231                                    $   953,228
                                              ===========                                    ===========

Net interest income (fully-taxable
   equivalent)                                                $ 84,612                                         81,240
Less: fully-taxable equivalent
   adjustments                                                    (183)                                          (139)
                                                              --------                                       --------
          Net interest income                                 $ 84,429                                       $ 81,101
                                                              ========                                       ========
Net interest rate spread (fully-taxable
   equivalent)                                                             3.92%                                           3.98%
                                                                           ====                                            ====
Net interest margin (fully-taxable
   equivalent)                                                             4.54%                                           4.55%
                                                                           ====                                            ====

---------------------------------------------------------------------------------------------------------------------------------

(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.


---------------------------------------------------------------------------------------------------------------------------
TABLE 3 -  RATE VOLUME ANALYSIS

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

---------------------------------------------------------------------------------------------------------------------------
                                                                                     Quarterly
                                                                   Change from Previous Year due to Changes in:
                                                         ------------------------------------------------------------------
                                                                                                        Total
                                                                  Volume            Rate (1)            Change
                                                                  ------            --------            ------
                                                                               (Dollars in Thousands)
Interest income:
         Loans and leases                                        $ 36,072           $ (7,304)          $ 28,768
         Securities available for sale                             (3,222)            (1,400)            (4,622)
         Federal funds sold                                           420               (526)              (106)
                                                                 --------           --------           --------
                  Total interest income                            33,270             (9,230)            24,040
                                                                 --------           --------           --------
Interest expense:
         Interest-bearing deposits
            Regular savings                                           258               (442)              (184)
            NOW and money market accounts                           1,917              1,408              3,325
            Certificates of deposit                                 4,551                300              4,851
                                                                 --------           --------           --------
                  Total interest-bearing deposits                   6,726              1,266              7,992

         Borrowed funds                                             9,771               (477)             9,294
                                                                 --------           --------           --------
                  Total interest expense                           16,497                789             17,286
                                                                 --------           --------           --------

         Net interest income (fully taxable equivalent)          $ 16,773           $(10,019)          $  6,754
                                                                 ========           ========           ========

(1) Includes changes in interest income and expense not due solely to volume or rate changes.



NON-INTEREST INCOME

Second quarter non-interest income of $26.9 million increased $9.0 million, or 50%, from the second quarter of 1997 and 8% from the first quarter of 1998. The second quarter of 1998 included $2.8 million of insurance commissions from Morse, Payson and Noyes, an insurance agency acquired in October 1997 in a transaction which was accounted for as a purchase. Consequently, its income and expenses is not reflected in the second quarter of 1997. Other significant increases from the second quarter were a $885 thousand increase in customer service income, a $1.1 million increase in trust and investment advisory services income and a $3.7 million increase in mortgage banking services income.

Customer services income of $8.2 million increased $885 thousand, or 12%, from the second quarter of 1997 and 5% from the first quarter of 1998. The increases were primarily attributable to growth in the number of transaction accounts and increases in ATM fees.

Trust and investment advisory services income increased $1.1 million, or 36%, from the second quarter of 1997 and 18% from the first quarter of 1998. The increase in income reflects the continued growth in trust assets under management. Assets under management were $2.9 billion , $2.7 billion and $1.7 billion at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

Mortgage banking services income of $8.7 million, $5.8 million, and $5.0 million provided 32%, 23% and 28% of noninterest income for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. The Company recorded a gain of $1.7 million on the sale of servicing rights during the quarter ended June 30, 1998 while no gain was recorded during the quarters ended March 31, 1998 and June 30, 1997. The Company expects to continue to sell servicing rights periodically in the future. The Company had $2.8 million in mortgage servicing income in the second quarter of 1998 compared to $3.5 million in the first quarter of 1998 and $2.3 million in the second quarter of 1997. The increase from last year was due to the increase in residential mortgages serviced for investors to $6.6 billion at June 30, 1998 from $4.1 billion at June 30, 1997. The decrease from the first quarter of 1998 was due to the timing of the sale of serviced loans.

Capitalized mortgage servicing rights amounted to $95 million at June 30, 1998, which compared to $79 million at March 31, 1998, $60 million at December 31, 1997 and $42 million at June 30, 1997. Loan origination volumes and loans sold with servicing retained continued to increase in 1998. Consequently, capitalized mortgage servicing rights increased $35 million since the beginning of the year and increased $53 million when compared to the second quarter of 1997. See Table 4 for details. Subsequent to June 30, the Company agreed to sell the rights to service $2.2 billion of residential mortgage loans. The rights were carried on the Company's books at June 30, at $42.6 million. Because mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to mortgage servicing rights and effects on mortgage banking income, the Company has established a hedge program against a portion of its mortgage servicing rights to protect its value and mortgage banking income. Notwithstanding the foregoing, there can be no assurance that significant declines in interest rates will not have a material impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in mitigating the effects of such a decline.


-----------------------------------------------------------------------------------------------------------------------------------

TABLE 4 - MORTGAGE BANKING SERVICES

                                                                      At or for the Three Months Ended
                                             June 30,     March 31     December 31,     September 30,     June 30,     March 31,
                                               1998         1998           1997             1997            1997          1997
                                               ----         ----           ----             ----            ----          ----
(Dollars in Thousands)
Residential mortgages serviced for
     investors at end of period               $6,648,233     $6,242,085     $5,381,003     $4,637,704     $4,107,607     $4,627,562
                                              ==========     ==========     ==========     ==========     ==========     ==========

Residential mortgage sales income             $    4,231     $    2,164     $    4,970     $    2,978     $    2,625     $    1,920

Residential mortgage servicing income, net         2,764          3,538          2,650          2,712          2,337          2,334

Gain on sale of mortgage servicing                 1,681             --            325            802             --          1,253
                                              ----------     ----------     ----------     ----------     ----------     ----------

         Total                                $    8,676     $    5,702     $    7,945     $    6,492     $    4,962     $    5,507
                                              ==========     ==========     ==========     ==========     ==========     ==========

-----------------------------------------------------------------------------------------------------------------------------------

MORTGAGE SERVICING RIGHTS

Balance at beginning of period                $   79,365     $   59,702     $   44,814     $   42,038     $   35,288     $   40,958

Mortgage servicing rights capitalized and
         purchased                                24,327         35,679         25,111         15,278          9,840          8,226

Amortization charged against mortgage
         servicing fee income                     (3,596)        (3,865)        (2,517)        (2,011)        (1,702)        (1,695)

Mortgage servicing rights sold                    (4,939)       (12,151)        (7,706)       (10,491)        (1,388)       (12,201)
                                              ----------     ----------     ----------     ----------     ----------     ----------

Balance at end of period                      $   95,157     $   79,365     $   59,702     $   44,814     $   42,038     $   35,288
                                              ==========     ==========     ==========     ==========     ==========     ==========
-----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE

Non-interest expense increased $4.3 million from the second quarter of 1997 and decreased $4.2 million from the first quarter of 1998, excluding special charges, amortization of intangibles and distribution on securities of subsidiary trust. The increase from the second quarter of 1997 was primarily related to the acquisitions of Atlantic and Morse Payson and Noyes in the fourth quarter of 1997. Since both were accounted for as purchases, the amortization of goodwill increased $1.2 million when compared to the second quarter of last year. The efficiency ratio was 55.98%, 59.28% and 61.06% for the quarters ended June 30, 1998, June 30, 1997 and March 31, 1998, respectively, excluding special charges, distributions on securities, of subsidiary trust and net securities gains.

Salaries and benefits expense of $33.6 million increased $1.8 million from the second quarter of last year and decreased $3.0 million from the first quarter of 1998. Second quarter full-time equivalent employees decreased at June 30, 1998 compared to March 31, 1998. The increase in salaries and benefits expense from last year is reflective of the recent acquisitions.

Occupancy expense increased $908 thousand from the second quarter of 1997 and decreased $599 thousand from the first quarter of 1998. The increased expenses were to accommodate the expansion of operations as the recent acquisitions were assimilated. The decrease from the first quarter was primarily reflective of the divestiture of five branches related to the CFX acquisition. The Company had 194 branch offices and 3 loan production offices at June 30, 1998 compared to 188 branch offices and 3 loan production offices at June 30, 1997 and 197 branch offices and 3 loan production offices at March 31, 1998. The Company merged eight branch offices in July 1998.

Data processing expense increased $249 thousand from the second quarter of last year and decreased $337 thousand from the first quarter of 1998. The decrease from the first quarter was due to cost savings realized from the CFX acquisition. The increase over the second quarter of 1997 was primarily due to increased volume from the acquisition of Atlantic in the fourth quarter of 1997.

Equipment expense decreased $558 thousand from the second quarter of last year and decreased $1 million from the first quarter of 1998. The decrease in equipment expenses was primarily due to cost savings related to the CFX acquisition. Advertising and marketing expense increased $99 thousand and $123 thousand from the second quarter of 1997 and first quarter of 1998, respectively. The increases in advertising and marketing expenses were primarily due to the effect of the acquisitions in the fourth quarter of 1997.

Amortization of goodwill and other intangibles during the second quarter of 1998 increased $1.2 million from the second quarter of 1997 due to the goodwill associated with the recent acquisitions which were accounted for as purchases.

Merger expenses of $34.5 million pre-tax incurred during the second quarter of 1998 relate to the acquisition of CFX on April 10, 1998. Merger expenses were $24.0 million on an after-tax basis and represent reorganization and restructuring costs net of an estimated $8.1 million after-tax gain from the sale of five CFX branches in connection with the transaction. The after-tax reorganization and restructuring costs consisted of costs relating to termination of employment contracts and severance obligations ($7.8 million), professional fees ($6.8 million), writedown of assets $10.4 million), data processing/integration costs ($4.8 million) and charges related to CFX Funding ($2.3 million). These expenses reduced the Company's income during the quarter ended June 30, 1998 by approximately $24.0 million or $0.27 per diluted share.

The following table summarizes the activity in the merger and restructuring accrual for the quarter ended June 30, 1998.


                                              Three Months Ended June 30, 1998
                                              --------------------------------
                                                      (in thousands)


       Balance at beginning of period                     $    --
                Establishment of accrual                   34,474
                Cash payments                               5,182
                Non-cash items                             15,705
                                                          -------
       Balance at June 30, 1998                           $13,587
                                                          =======


Other noninterest expenses, which consist of general and administrative expenses, increased during the second quarter of 1998 by $1.8 million from the second quarter of 1997 and $671 thousand from the first quarter of 1998 due to significant increases in loan costs associated with the increase in the volume of residential mortgage loan originations. See Table 5 for details.


-----------------------------------------------------------------------------------------------------------------------

TABLE 5 - OTHER NON-INTEREST EXPENSES

                                            1998         1998         1997           1997           1997        1997
                                           Second        First       Fourth          Third         Second       First
                                           Quarter      Quarter      Quarter        Quarter        Quarter     Quarter
                                           -------      -------      -------        -------        -------     -------
                                                                  (Dollars in Thousands)
Miscellaneous loan costs                    $2,288       $1,116       $1,385         $1,266         $1,440      $1,113
Telephone                                    1,628        1,758        1,838          1,527          1,443       1,395
Postage and freight                          1,583        1,574        1,367          1,198          1,336       1,373
Office supplies                              1,594        1,518        1,690          1,305          1,360       1,323
Deposits and other assessments                 629          663          510            579            584         493
Collection and carrying costs of
     non-performing assets                     846          668          893            508            228         391
Other                                        5,054        5,670        6,945          5,628          5,422       4,547
                                           -------      -------      -------        -------        -------     -------

Total                                      $13,622      $12,967      $14,628        $12,011        $11,813     $10,635
                                           =======      =======      =======        =======        =======     =======
-----------------------------------------------------------------------------------------------------------------------

TAXES

The second quarter effective tax rate was 31% compared to 34% for the second quarter of 1997 and 33% in the first quarter of 1998. The lower rate for 1998 was due primarily to the reorganization of certain corporate entities, increased levels of bank-owned life insurance (BOLI) and lower state taxes.

IMPACT OF THE YEAR 2000 ISSUE

The Company's Year 2000 project is authorized by a Year 2000 senior management committee. They provide direct oversight of the Year 2000 initiative and are updated monthly on the project's progress. The Company's Board of Directors receives project updates on a quarterly basis.

The Company started its Year 2000 initiative in early 1997. It has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation efforts. The Company will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modification.

The Company is in the process of remediating, testing, and returning to production of all its critical applications. This activity continues to track in accordance with the original plan and the Company expects to have substantially completed the remediation of all critical applications by the end of 1998. The Company established a separate test environment to accommodate its Year 2000 testing activity and the anticipated need to test with its customers and other third parties during 1999.

The Company relies on several third party service providers for key business processes. It continues to work closely with these companies to monitor the progress of their Year 2000 efforts. The Company's Year 2000 project management has contacted all critical service providers to discuss and assess their Year 2000 readiness. In addition, the Company is receiving written and verbal verification from its significant third party service providers and vendors as to their Year 2000 readiness.

The Company will begin Year 2000 testing with several of these key vendors in the fourth quarter of 1998 and plans to complete internal testing of service providers by the end of the first quarter of 1999. This activity continues to track in line with the Year 2000 project plan. Validation of Year 2000 readiness of all the Company's vendors continues with a particular focus on the readiness, where possible, for vendors that have been identified as critical.

While the Company continues to discuss these matters with, obtain written certification from and test the systems of such other companies as to the Year 2000 compliance, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999 would not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company had already established business continuity plans for its lines of business. The Company is in the process of assessing these plans for the possible impact of Year 2000 failures. It will adjust its existing business continuity plans where appropriate and possible for those scenarios that may have the most severe impact on its operations. This activity is expected to be substantially complete in the first quarter of 1999.

The Company continues to anticipate that the cost of the Year 2000 project will not exceed $1.7 million. The Company has incurred $858 thousand of expenses to date.

FINANCIAL CONDITION

LOANS AND LEASES

Average loans of $7.2 billion during the second quarter of 1998 increased 1.3% from the first quarter of 1998 and 29% from the second quarter of 1997. The increase from the second quarter of 1997 was primarily a result of the acquisition of Atlantic and internal growth in residential and consumer loans. Loans as a percent of average earning assets increased from 78% at the end of 1997 to 81% at June 30, 1998.

Average residential real estate loans (which includes mortgage loans held for sale) of $3.1 billion grew 41% from the second quarter of last year. Excluding $156 million of loans from the acquisition of Atlantic, residential real estate loans increased 34% from the second quarter of 1997. Large volume increases in mortgages held for sale accounted for the growth as lower long-term interest rates resulted in an increase in retail and correspondent originations. Mortgage loans held for sale amounted to $512 million at June 30, 1998 and $398 million at December 31, 1997.

Average commercial real estate loans of $1.4 billion increased 16% from the second quarter of last year. Excluding $102.0 million of loans from the acquisition of Atlantic, commercial real estate loans grew 8%. The average yield on commercial real estate loans during the second quarter of 1998 was 9.51% as compared to 9.61% in the second quarter of 1997, which is indicative of increased competition and falling interest rates.

Average commercial loans of $852 million during the second quarter of 1998 increased 15% from the second quarter of 1997. Excluding the Atlantic acquisition, commercial loans increased 11% from the second quarter of 1997. The yield on commercial loans decreased to 9.46% in the second quarter of 1998 from 9.58% in the second quarter of 1997.

Average consumer loans of $1.8 billion during the second quarter of 1998 increased 30% from the second quarter of 1997. Excluding the Atlantic acquisition, consumer loans increased 25%. The increase was primarily in indirect automobile, student and home equity loans. Mobile home loans continue to decline as the Company has emphasized other types of consumer loan products. The average yield on consumer loans continued to decline from 9.19% in the second quarter of 1997 to 9.02% in the first quarter of 1998, and to 8.91% in the second quarter of 1998.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $1.7 billion during the first and second quarters of 1998 and $1.9 billion in the second quarter of 1997 and consisted primarily of U.S. Treasury securities and mortgage-backed securities, most of which are seasoned 15 year agency securities. Other securities consisted of collateralized mortgage obligations and asset-backed securities. Substantially all securities are AAA or equivalently rated. The average yield on securities was 6.29%, 6.55% and 6.63% for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1998, respectively. The decline in yields was due to reinvestment of maturing securities at lower yields during a declining interest rate environment. Securities available for sale are carried at fair value and had a pre-tax unrealized gain of $7.1 million and $9.1 million at June 30, 1998 and March 31, 1998, respectively.

ASSET QUALITY

As shown in Table 6, nonperforming assets were $66.8 million at June 30, 1998, which represented 0.68% of total assets. This compares to $72.6 million at March 31, 1998 and $64.1 million at June 30, 1997. The decrease from the previous quarter resulted from decreases in non-performing loans in all loan types, which were offset by a slight increase in other real estate owned. The increase from the second quarter of 1997 was primarily due to the Atlantic acquisition. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 39% of the total loan portfolio at June 30, 1998 as compared with 38% at June 30, 1997. The Company's residential loans are generally secured by 1-4 family homes and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At June 30, 1998, 0.39% of the Company's residential loans were nonperforming, as compared with 0.47% at June 30, 1997.

The Company's commercial real estate loan portfolio accounted for 22% of the total loan portfolio at June 30, 1998, and 1997. It is the intention of the Company to maintain commercial real estate loans as a percentage of the overall loan portfolio at the same or lower levels in the future. At June 30, 1998, 1.48% of the Company's commercial real estate loans were nonperforming, as compared with 1.82% at June 30, 1997.

The Company's commercial business loan portfolio accounted for 13% of the total loan portfolio at June 30, 1998 and 14% at June 30, 1997. Commercial business loans are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire and northern Massachusetts. The Company's commercial business loans are generally to small and medium size businesses located within its geographic market area. At June 30, 1998, 1.95% of the Company's commercial business loans were non-performing, as compared with 1.25% at June 30, 1997.

The Company's consumer loan portfolio accounted for 26% of the total loan portfolio at June 30, 1998. The Company has a diversified consumer loan portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans. At June 30, 1998, 0.49% of the Company's consumer loans were nonperforming, as compared with 0.48% at June 30, 1997.


------------------------------------------------------------------------------------------------------------------------------------
TABLE 6 - NONPERFORMING ASSETS

                                                             June 30,   March 31,  December 31, September 30, June 30,   March 31,
                                                               1998       1998        1997          1997        1997       1997
                                                               ----       ----        ----          ----        ----       ----
                                                                                    (Dollars in Thousands)
Residential real estate loans:
            Nonaccrual loans                                  $ 9,735     $12,688     $15,323     $13,259     $ 9,735     $10,540

Commercial real estate loans:
            Nonaccrual loans                                   19,714      20,700      19,582      19,314      20,127      19,717
            Troubled debt restructurings                        1,044       2,178       2,304       2,285       2,520       2,637
                                                              -------     -------     -------     -------     -------     -------
               Total                                           20,758      22,878      21,886      21,599      22,647      22,354
                                                              -------     -------     -------     -------     -------     -------

Commercial business loans and leases:
            Nonaccrual loans                                   16,810      17,442      13,255       9,880       9,326       8,573
            Troubled debt restructurings                           71         207         114         118         193         199
                                                              -------     -------     -------     -------     -------     -------
               Total                                           16,881      17,649      13,369       9,998       9,519       8,772
                                                              -------     -------     -------     -------     -------     -------

Consumer loans and leases:
            Nonaccrual loans                                    8,075       9,771       8,473       7,020       6,966       6,737
                                                              -------     -------     -------     -------     -------     -------

Total nonperforming loans:
            Nonaccrual loans                                   54,334      60,601      56,633      49,473      46,154      45,567
            Troubled debt restructurings                        1,115       2,385       2,418       2,403       2,713       2,836
                                                              -------     -------     -------     -------     -------     -------
               Total                                           55,449      62,986      59,051      51,876      48,867      48,403
                                                              -------     -------     -------     -------     -------     -------

Other nonperforming assets:
            Other real estate owned, net of
            related  reserves                                   6,949       5,453       7,158       8,671      12,380      10,408
            In-substance foreclosures, net of allowance            --          --          --          --          --       1,964
            Repossessions, net of related reserves              4,380       4,158       3,218       1,837       2,843         199
                                                              -------     -------     -------     -------     -------     -------
            Total other nonperforming assets                   11,329       9,611      10,376      10,508      15,223      12,571
                                                              -------     -------     -------     -------     -------     -------

Total nonperforming assets                                    $66,778     $72,597     $69,427     $62,384     $64,090     $60,974
                                                              =======     =======     =======     =======     =======     =======

Accruing loans which are 90 days overdue                      $ 9,969     $ 8,953     $ 8,355     $ 6,324     $ 5,866     $ 6,398
                                                              =======     =======     =======     =======     =======     =======

Total nonperforming loans as a percentage of
total loans and leases (1)                                        .87%       0.98%       0.91%       0.89%       0.88%       0.91%
Total nonperforming assets as a percentage of
total assets                                                      .68%       0.72%       0.72%       0.70%       0.77%       0.76%
Total nonperforming assets as a percentage of
total loans  and leases (1) and total other
nonperforming assets                                             1.04%       1.13%       1.06%       1.07%       1.15%       1.15%
------------------------------------------------------------------------------------------------------------------------------------

(1) Total loans and leases are exclusive of loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $3 million for loan and lease losses in the second quarter of 1998, compared to $1 million in the second quarter of 1997. As shown in Table 7, net charge-offs for the second quarter of 1998 were $4.4 million, or 24 basis points of average loans outstanding, compared to $2.3 million, or 17 basis points of average loans outstanding, for the second quarter of 1997.

At June 30, 1998, the allowance for loan and lease losses amounted to $88.1 million or 1.38% of total portfolio loans and leases, as compared to 1.54% at June 30, 1997. The ratio of the allowance for loan and lease losses to nonperforming loans was 159% at June 30, 1998 and 176% at June 30, 1997. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other procedures, consideration of the character and size of the loan portfolio, monitoring trends in nonperforming loans, delinquent loans and net charge-offs, as well as new loan originations and other asset quality factors. Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Changing economic and business conditions in northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large upward movements in market-based interest rates or other reasons could affect the Company's future provisions for loans losses. Based on anticipated growth in assets, it is likely that the Company will continue providing for loan losses in 1998.


------------------------------------------------------------------------------------------------------------------------------------

TABLE 7 - ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                      1998         1998          1997         1997           1997         1997
                                                     Second        First        Fourth        Third         Second        First
                                                     Quarter      Quarter       Quarter       Quarter       Quarter      Quarter
                                                     -------      -------       -------       -------       -------      -------
                                                                                 (Dollars in Thousands)
Average loans and leases outstanding during
the period (1)                                      $7,216,802   $7,123,803    $6,671,494    $5,981,204    $5,581,958   $5,452,955
                                                    ==========   ==========    ==========    ==========    ==========   ==========

Allowance at beginning of period                    $   89,454   $   89,983    $   84,370    $   85,736    $   87,038   $   87,820

Additions due to acquisitions and purchases                 --           --         7,361            --            --           --

Charge-offs:
       Real estate mortgages                             2,070        1,487         1,534           791           799        1,622
       Commercial business loans and leases              1,270          519         2,827         1,787         1,295          482
       Consumer loans and leases                         2,879        3,651         2,784         3,794         1,620        1,866
                                                    ----------   ----------    ----------    ----------    ----------   ----------
                Total loans charged off                  6,219        5,657         7,145         6,372         3,714        3,970
                                                    ----------   ----------    ----------    ----------    ----------   ----------

Recoveries:
       Real estate mortgages                             1,004          743         2,420         1,598           557        1,248
       Commercial business loans and leases                476          709           958         1,454           574          721
       Consumer loans and leases                           377          678           856           541           251          277
                                                    ----------   ----------    ----------    ----------    ----------   ----------
                Total loans recovered                    1,857        2,130         4,234         3,593         1,382        2,246
                                                    ----------   ----------    ----------    ----------    ----------   ----------
       Net charge-offs                                   4,362        3,527         2,911         2,779         2,332        1,724

Additions charged to operating expenses                  2,983        2,998         1,163         1,413         1,030          942
                                                    ----------   ----------    ----------    ----------    ----------   ----------
Allowance at end of period                          $   88,075   $   89,454    $   89,983    $   84,370    $   85,736   $   87,038
                                                    ==========   ==========    ==========    ==========    ==========   ==========

Ratio of net charge-offs to average loans and leases
       outstanding during the period-annualized (1)       0.24%        0.20%         0.17%         0.19%         0.17%        0.13%

Ratio of allowance to total loans and leases
at end of period (2)                                      1.38%        1.40%         1.38%         1.45%         1.54%        1.64%

Ratio of allowance to nonperforming loans at               159%         142%          152%          166%          176%         182%
end of period

Ratio of net chargeoffs as a percent of average
   outstanding loans-annualized (1):
       Real estate mortgages                               .09%        0.07%        (0.09%)       (0.09%)        0.03%        0.04%
       Commercial business loans and leases                .37%       (0.10%)        0.97%         0.17%         0.39%       (0.14%)
       Consumer loans and leases                           .55%        0.66%         0.45%         0.85%         0.39%        0.47%
------------------------------------------------------------------------------------------------------------------------------------

 (1) Average loans and leases include portfolio loans and loans held for sale.
 (2) Total loans and leases are exclusive of loans held for sale.

DEPOSITS

Average deposits of $6.9 billion during the second quarter of 1998 increased 15% from the second quarter of 1997 primarily as a result of the assumption of $354.4 million of Atlantic deposits in the fourth quarter of 1997 and increased brokered deposits. The portfolio loan to deposit ratio was 93% and 97% at June 30, 1998, and December 31, 1997, respectively.

Average transaction accounts (demand deposit, NOW and money market accounts) of $2.8 billion during the second quarter of 1998 increased 27% from the second quarter of 1997. The increase included the purchase of $126 million in brokered money market deposits in the first quarter of 1998, assumption of Atlantic's $98 million of transaction deposits as well as significant internal growth in both commercial and retail deposit balances. The average rates paid on NOW and money market accounts during the second quarter of 1998 was 2.76%, as compared to 2.43% in the second quarter of 1997. The increase in the 1998 quarter was reflective of the rates paid on the brokered money market deposits of 5.5% and growth in higher-rate tiered money market accounts.

Average savings and time deposit balances of $4.2 billion during the second quarter of 1998 increased 9.7% from the second quarter of 1997. The average rates paid on savings deposits decreased slightly while time deposit rates increased slightly due to the higher rates paid on brokered certificates of deposit.

OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Boston ("FHLB"). Average FHLB borrowings for the second quarter of 1998 were $1.5 billion, which was relatively unchanged from the first quarter of 1998 as the growth in earning assets was funded by increased deposits. FHLB collateral consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At June 30, 1998, the Company's FHLB borrowings amounted to $1.5 billion and its additional borrowing capacity was $1.0 billion.

Average balances for securities sold under repurchase agreements were $356 million and $490 million for the quarters ended June 30, 1998 and March 31, 1998, respectively. These borrowings are secured by mortgage-backed securities and U.S. Government obligations.

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

CAPITAL

At June 30, 1998, shareholders' equity amounted to $723 million. In addition, through a subsidiary trust, the Company has issued $100 million of Capital Securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.11 per share dividend during the second quarter of 1998.

In April 1998, the Company's Board of Directors declared a two-for-one split of the issued and outstanding shares of the Company's common stock. In addition, in June 1998, the Company completed the repurchase of one million shares of the Company's common stock on the open market pursuant to the Board of Director's approval. The Company no longer has in effect a share repurchase program.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 8. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

The Company's banking subsidiaries are also subject to federal, and in certain cases state, regulatory capital requirements. At June 30, 1998, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable state capital requirements.


------------------------------------------------------------------------------------------------------------------
TABLE 8 - REGULATORY CAPITAL REQUIREMENTS

                                                                              For Capital
                                                          Actual                Adequacy              Excess
                                                                                Purposes
                                                   Amount      Ratio       Amount       Ratio    Amount     Ratio
                                                   ------      -----       ------       -----    ------     -----
                                                                          (Dollars in Thousands)
As of June 30, 1998:

Total capital (to risk weighted assets)           $766,936      12.36%    $495,458      8.00%   $271,478     4.36%
Tier 1 capital (to risk weighted assets)           689,235      11.11      247,723      4.00     441,512     7.11
Tier 1 leverage capital ratio (to average          689,235       7.16      385,049      4.00     304,186     3.16
assets)

As of December 31, 1997:

Total capital (to risk weighted assets)            762,391      12.65%     482,056      8.00%    280,335     4.65%
Tier 1 capital (to risk weighted assets)           687,421      11.41      241,028      4.00     446,393     7.41
Tier 1 leverage capital (to average assets)        687,421       7.51      366,124      4.00     321,297     3.51
------------------------------------------------------------------------------------------------------------------


INTEREST RATE RISK AND ASSET-LIABILITY MANAGEMENT

The Company's interest rate risk and asset and liability management are the responsibility of the Company's Liquidity and Funds Management Committee, which reports to the Liquidity and Funds Management Committee of the Board of Directors and is comprised of members of the Company's senior management. The Committee is actively involved in formulating the economic projections used by the Company in its planning and budgeting process and establishes policies which monitor and coordinate the Company's sources, uses and pricing of funds.

Interest-rate-risk, including mortgage prepayment risk, is by far the most significant non-credit related risk to which the Company is exposed. Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities on the Company's balance sheet.

Interest rate risk can be defined as the exposure of the Company's net interest income or financial position to adverse movements in interest rates. In addition to directly impacting net interest income, changes in the level of interest rates can also affect, (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, which tend to increase when loan rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially lower than current loan rates (due to refinancing of loans at lower rates), (iv) the value of the institution's investment securities and mortgage loans and the resultant ability to realize gains on the sale of such assets, (v) the carrying value of investment securities classified as available for sale and the resultant adjustments to shareholders' equity and (vi) the value of mortgage servicing rights.

The primary objective of the Company's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. To accomplish this the Company monitors the Company's interest rate sensitivity by use of a sophisticated simulation model which analyzes resulting net interest income under various interest rate scenarios and anticipated levels of business activity. Complicating management's efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff characteristics of some of the Company's assets and liabilities.

To cope with these uncertainties, management gives careful attention to its assumptions. For example, many of the Company's interest-bearing deposit products (NOW accounts, savings and money market deposits) have no contractual maturity and based on historical experience generally have limited sensitivity to movements in market rates. Because management believes it has some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions based on historical experience are built into the model. Another major assumption built into the model involves the right customers have to prepay loans, often without penalty. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. The Company utilizes market consensus prepayment assumptions related to residential mortgages.

The Company uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using various assumptions such as those discussed above. The Company's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 300 basis points, estimated net interest income should change by less than 10%. Management estimates, based on its simulation model, that an instantaneous 300 basis point increase in interest rates at June 30, 1998 would result in less than a 3% decrease in net interest income over the next 12 months while a 3% decrease in rates would result in approximately a 4% decrease in net interest income over the next 12 months. The Company estimates that the exposure of the Company's net interest income to gradual and/or modest changes in interest rates is relatively small. For example, using the Company's "most likely" rate scenario, which reflects only modest changes in interest rates for the next twelve months, the net interest income of the Company fluctuates less than 1% compared to a flat scenario. It should be emphasized that the foregoing results are highly dependent on material assumptions such as those discussed above.

The Company, as a result of acquisitions, has acquired two interest rate floors with a combined notional amount of $20 million, expiring from 1999-2000. The Company has no direct or contingent liability as a result of these floors which were purchased to protect certain rate-sensitive assets against falling interest rate.

The Company has purchased interest rate floors tied to the CMT index to mitigate the prepayment risk associated with mortgage servicing rights. The value of the CMT floors is inversely related to movements in interest rates, while the value of the servicing rights is positively related to movements in interest rates. When rates decline, people are more likely to refinance their mortgages, which reduces the value of the servicing rights to the Company. When rates increase, the opposite is true. While not accorded hedge accounting treatment due to the uncertainty of strict correlation, in the event that interest rates fall, any resulting increase in the value of the CMT floors are intended to offset, in part, the prospective impairment of the servicing rights. At June 30, 1998, the Company had $100 million in notional amount of CMT floors which expire in 2003.

COMPLETED ACQUISITION

On April 10, 1998, the Company completed the acquisition of CFX Corporation. The acquisition was effected by means of the merger of CFX with and into the Company. Each share of common stock of CFX outstanding prior to the merger (other than dissenting shares) was converted into the right to receive 0.667 of a share of the Company's common stock, which approximated 32.8 million shares of common stock. The merger was accounted for as a pooling-of-interests.

PENDING ACQUISITION

On July 20, 1998, the Company announced that it had reached a definitive agreement to acquire SIS Bancorp, Inc. ("SIS"). Under the terms of the agreement, the shareholders of SIS will receive 2.25 shares of the Company's common stock plus cash in lieu of any fractional shares. Consummation of the acquisition is subject to, among other things, all necessary regulatory approvals, SIS shareholder approval and other customary conditions. The SIS acquisition is expected to be completed by the end of 1998 or early 1999 and will be accounted for as a pooling-of-interests.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits", which revises the required disclosures for employee benefit plans. This Statement will become effective for the Company's 1998 annual financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement is effective for years beginning January 1, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk and Asset - Liability Management" is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Like some of the larger financial institutions across the country, Peoples Heritage Bank, the Company's Maine-based banking subsidiary, has been served with a class action suit challenging the validity of its mortgage escrow practices. The plaintiff, James Greenwood, filed suit on August 29, 1996 in the United States District Court for the Northern District of New York. The suit seeks an unspecified amount of damages on behalf of the plaintiff and a purported class of similarly situated persons. Management currently is conducting a full assessment of the action and, based on its review to date, believes that the action will not be material to the financial condition or operations of the Company. Management currently believes the action to be without merit and is vigorously defending the action.

Other than as set forth above, the Company is involved in routine legal proceedings occurring the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2.  Changes in securities - not applicable.

Item 3.  Defaults upon senior securities - not applicable.

Item 4.  Submission of matters to a vote of security holders - not applicable.

Item 5.  Other Information.

               The following information is provided pursuant to Rule 14a-8 under the Securities Exchange act of 1934, as amended effective June 29, 1998:

               The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's annual meeting of stockholders is November 22, 1998; and, pursuant to the Company's Bylaws, the date after which notice of a shareholder proposal submitted outside of the processes of Rule 14a-8 is considered untimely is the date which is 90 days in advance of the immediately preceding annual meeting of shareholders, or January 27, 1999. All proposals must comply with the applicable requirements or conditions established by the Securities and Exchange Commission and the Company's Bylaws, which require, among other things, certain information to be provided in connection with the submission of shareholder proposals.

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibit 27 - Financial Data Schedule.

         (b) The Company filed Current Reports on Form 8-K on April 22, 1998, April 28, 1998, July 20, 1998, which was amended on July 24, 1998, and July 23, 1998:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEOPLES HERITAGE FINANCIAL GROUP, INC.

Date     August 14, 1998               By: /s/ William J. Ryan
                                           -------------------------------------
                                           William J. Ryan
                                           Chairman, President and
                                           Chief Executive Officer



Date     August 14, 1998               By: /s/ Peter J. Verrill
                                           -------------------------------------
                                           Peter J. Verrill
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (principal financial and
                                           accounting officer)