Form 10-Q
period 1998-09-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1998-11-16
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

Yes [x]    No [ ]

The number of shares outstanding of the Registrant's common stock as of November 1, 1998 is:

Common stock, par value $.01 per share                     87,785,748
--------------------------------------                    ------------
             (Class)                                      (Outstanding)

                                      INDEX

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES



                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited)

                    Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997                 3

                    Consolidated Statements of Income - Three
                    and Nine Months ended September 30, 1998 and 1997        4

                    Consolidated Statements of Changes in Shareholders'
                    Equity - Nine months ended September 30, 1998            5

                    Consolidated Statements of Cash Flows - Nine months
                    ended September 30, 1998 and 1997                        6

                    Notes to Consolidated Financial Statements               7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      9

           Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk                                       30


PART II.   OTHER INFORMATION

           Item 1.  Legal proceedings                                       30

           Item 2.  Changes in securities                                   30

           Item 3.  Defaults upon senior securities                         30

           Item 4.  Submission of matters to a vote of security holders     30

           Item 5   Other information                                       30

           Item 6   Exhibits and reports on Form 8-K                        30

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)



                                                         September 30,    December 31,
                                                              1998            1997
                                                         -------------    ------------
                                                                  (Unaudited)
ASSETS
Cash and due from banks                                   $   399,387     $   424,567
Federal funds sold                                            189,909          13,091
Securities available for sale, at market value              1,881,830       1,802,758
Securities held to maturity                                         -          28,184
Loans and leases held for sale                                485,125         398,369
Loans and leases:
  Residential real estate mortgages                         2,408,216       2,635,663
  Commercial real estate mortgages                          1,420,859       1,405,357
  Commercial business loans and leases                        844,297         786,578
  Consumer loans and leases                                 1,752,859       1,696,623
                                                          -----------     -----------
                                                            6,426,231       6,524,221
  Less: Allowance for loan and lease losses                    88,671          89,983
                                                          -----------     -----------
        Net loans and leases                                6,337,560       6,434,238
                                                          -----------     -----------
Premises and equipment                                        109,841         114,729
Goodwill and other intangibles                                119,440         127,416
Mortgage servicing rights                                      56,797          59,702
Other assets                                                  302,840         265,188
                                                          -----------     -----------
                                                          $ 9,882,729     $ 9,668,242
                                                          ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Regular savings                                         $ 1,023,404     $ 1,084,158
  Money Market and NOW accounts                             1,643,803       1,522,252
  Certificates of deposit (including certificates
   of $100 or more of $552,100 and $586,467DDD              2,870,173       2,921,452
  Brokered Deposits                                           255,116         249,990
  Demand deposits                                           1,089,676         969,567
                                                          -----------     -----------
        Total deposits                                      6,882,172       6,747,419
Federal funds purchased and securities sold under
 repurchase agreements                                        440,273         568,535
Borrowings from the Federal Home Loan Bank of Boston        1,576,986       1,394,746
Other borrowings                                               28,876          18,909
Other liabilities                                             103,768         117,850
                                                          -----------     -----------
        Total liabilities                                   9,032,075       8,847,459
                                                          -----------     -----------

Company obligated, mandatory redeemable securities
 of subsidiary trust holding solely parent
 junior subordinated debentures                               100,000         100,000

Shareholders' Equity:
Preferred stock (par value $0.01 per share,
 5,000,000 shares authorized, none issued)                          -               -
Common stock (par value $0.01 per share,
 200,000,000 shares authorized,
 89,937,187 and 89,324,737 shares issued)                         900             893
Paid in capital                                               441,818         436,367
Retained earnings                                             341,702         303,864
Accumulated other comprehensive income:
  Net unrealized gain on securities available for sale          6,242           5,805
Treasury stock, at cost (2,153,377 shares
 and 1,739,347 shares)                                        (40,008)        (26,146)
                                                          -----------     -----------
        Total shareholders' equity                            750,654         720,783
                                                          -----------     -----------
                                                          $ 9,882,729     $ 9,668,242
                                                          ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)



                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                    ---------------------------     ---------------------------
                                                        1998            1997            1998            1997
                                                    -----------     -----------     -----------     -----------
                                                                            (Unaudited)
Interest and dividend income:
  Interest on loans and leases                      $   150,616     $   132,199     $   453,583     $   374,154
  Interest and dividends on securities                   27,041          31,203          81,723          90,093
                                                    -----------     -----------     -----------     -----------
    Total interest and dividend income                  177,657         163,402         535,306         464,247
                                                    -----------     -----------     -----------     -----------

Interest expense:
   Interest on deposits                                  59,907          55,240         181,343         160,039
   Interest on borrowed funds                            26,429          20,827          79,985          51,343
                                                    -----------     -----------     -----------     -----------
    Total interest expense                               86,336          76,067         261,328         211,382
                                                    -----------     -----------     -----------     -----------

Net interest income                                      91,321          87,335         273,978         252,865
Provision for loan and lease losses                       3,721           1,423           9,702           3,385
                                                    -----------     -----------     -----------     -----------
Net interest income after provision for loan
 and lease losses                                        87,600          85,912         264,276         249,480
                                                    -----------     -----------     -----------     -----------

Noninterest income:
  Customer services                                       8,413           7,402          24,435          21,683
  Mortgage banking services                               4,606           6,492          18,984          16,961
  Insurance commissions                                   3,362               -           9,050               -
  Trust and investment advisory services                  4,113           2,928          11,469           8,416
  Net securities gains                                    1,456             594           3,506           1,372
  Other noninterest income                                3,727           3,077          10,072           8,057
                                                    -----------     -----------     -----------     -----------
                                                         25,677          20,493          77,516          56,489
                                                    -----------     -----------     -----------     -----------
Noninterest expenses:
  Salaries and employee benefits                         33,271          33,350         103,412          95,744
  Data processing                                         5,408           4,404          14,221          12,637
  Occupancy                                               5,208           4,787          16,651          14,563
  Equipment                                               3,739           4,458          12,510          13,235
  Distributions on securities of subsidiary trust         2,265           2,297           6,795           6,072
  Amortization of goodwill and other intangibles          2,888           2,044           8,664           5,362
  Advertising and marketing                               2,021           2,967           6,522           7,171
  Merger expenses                                             -          11,031          35,374          11,031
  Other noninterest expenses                             11,734          11,786          38,323          34,655
                                                    -----------     -----------     -----------     -----------
                                                         66,534          77,124         242,472         200,470
                                                    -----------     -----------     -----------     -----------

Income before income tax expense                         46,743          29,281          99,320         105,499
Applicable income tax expense                            14,097          10,848          31,324          37,105
                                                    -----------     -----------     -----------     -----------
    Net income                                      $    32,646     $    18,433     $    67,996     $    68,394
                                                    ===========     ===========     ===========     ===========

Weighted average shares outstanding:
    Basic                                            87,722,653      86,851,533      88,151,549      87,485,149
    Diluted                                          89,026,040      88,327,558      89,591,751      88,961,175
Earnings per share:
    Basic                                           $      0.37     $      0.22     $      0.77     $      0.79
    Diluted                                                0.37            0.21            0.76            0.77


See accompanying Notes to Consolidated Financial Statements.

                            PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                          Accumulated
                                                                            Other
                                           Par     Paid in    Retained   Comprehensive   Treasury
                                          Value    Capital    Earnings      Income         Stock      Total
                                          -----   ---------   --------   -------------   ---------   --------
                                                                  (Unaudited)

Balances at December 31, 1997             $893    $436,367    $303,864      $5,805       $(26,146)   $720,783

Cancellation of CFX treasury shares
 at acquisition (110,586 shares)            (1)     (1,879)          -           -          1,880           -

Issuance of 727,038 shares of common
 stock under stock option and purchase
 plans and related tax effects               8       7,366           -           -              -       7,374

Treasury stock issued for employee
 benefit plans (523,057 shares at
 an average price of $12.60)                 -           -      (2,122)          -          8,715       6,593

Treasury stock purchased
 (1,048,040 shares at an average
 price of $23.34)                            -           -           -           -        (24,457)    (24,457)

Change in unrealized gains on
 securities available for sale,
 net of tax                                  -           -           -         437              -         437

Net income                                   -           -      67,996           -              -      67,996

Payment of fractional shares                           (36)                                               (36)

Cash dividends, $0.33 per share              -           -     (28,036)          -              -     (28,036)
                                          ----    --------    --------      ------       --------    --------

Balances at September 30, 1998            $900    $441,818    $341,702      $6,242       $(40,008)   $750,654
                                          ====    ========    ========      ======       ========    ========


See accompanying Notes to Consolidated Financial Statements.

                   PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)



                                                                      Nine Months Ended
                                                                        September 30,
                                                                -----------------------------
                                                                         (Unaudited)
                                                                    1998             1997
                                                                ------------     ------------
Cash flows from operating activities:
  Net Income                                                    $    67,996      $    68,394
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses                               9,702            3,385
    Provision for depreciation                                       11,088            9,471
    Amortization of goodwill and other intangibles                    8,664            5,362
    Net increase (decrease) in net deferred tax liabilities          30,874            8,745
    Net (gains) losses realized from sales of securities
     and consumer loans                                              (3,510)          (1,372)
    Net (gains) realized from sales of loans held for
     sale (a component of mortgage banking services)                 16,564           (6,926)
    Net decrease (increase) in mortgage servicing rights              2,905              368
    Proceeds from sales of loans held for sale                    4,464,749        1,662,700
    Residential loans originated and purchased for sale          (4,568,069)      (1,718,797)
    Net decrease (increase) in interest and dividends
     receivable and other assets                                    (38,340)         (49,723)
    Net increase (decrease) in other liabilities                    (45,700)         (32,209)
                                                                -----------      -----------
Net cash provided (used) by operating activities                $   (43,077)     $   (50,602)
                                                                ===========      ===========

Cash flows from investing activities:
  Proceeds from maturities and principal repayments
   of investment securities                                     $         -      $    40,606
  Purchase of investment securities                                       -          (31,009)
  Proceeds from sales of securities available for sale              385,768          264,977
  Proceeds from maturities and principal repayments
   of securities available for sale                                 561,014          509,976
  Purchases of securities available for sale                       (992,982)      (1,012,048)
  Net (increase) decrease in loans and leases                        86,980         (643,976)
  Proceeds from sales of loans                                            -           53,102
  Net additions to premises and equipment                            (6,200)          (6,950)
                                                                -----------      -----------
Net cash provided (used) by investing activities                $    34,580      $  (825,322)
                                                                ===========      ===========

Cash flows from financing activities:
  Net increase (decrease) in deposits                           $   134,753      $   271,283
  Net increase (decrease) in securities sold
   under repurchase agreements                                      (13,416)         154,227
  Proceeds from Federal Home Loan Bank of Boston borrowings       2,573,945          989,773
  Payments on Federal Home Loan Bank of Boston borrowings        (2,391,706)        (488,712)
  Net increase (decrease) in other borrowings                         9,967           (8,327)
  Proceeds from issuance of subsidiary trust                              -           98,347
  Issuance of stock                                                  13,931           11,684
  Purchase of treasury stock                                        (24,457)         (35,721)
  Cash dividends paid to shareholders                               (28,036)         (28,284)
                                                                -----------      -----------
Net cash provided by financing activities                       $   274,981      $   964,270
                                                                ===========      ===========

Increase (decrease) in cash and cash equivalents                $   266,484      $    88,346
  Cash and cash equivalents at beginning of period                  322,812          491,388
                                                                -----------      -----------
  Cash and cash equivalents at end of period                    $   589,296      $   579,734
                                                                ===========      ===========

--------------------------------------------------------------------------------------------
For the nine months ended September 30, 1998 and 1997, interest of $267,548 and $210,924 and income taxes of $23,673 and $36,742 were paid, respectively.


See accompanying Notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1997 Annual Report on Form 10-K or its 1997 Supplemental Consolidated Financial Statements included in the current report on Form 8-K, filed on July 23, 1998.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

On April 10, 1998, the Company completed its merger with CFX Corporation, which was accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. At December 31, 1997, CFX had total assets of $2.9 billion and total shareholders' equity of $245.7 million. Effective April 10, 1998, the Company transferred all securities considered by CFX to be held to maturity to available for sale. This was done to be consistent with the combined Company's interest rate risk profile. The Company also reclassified $122 million of automobile lease receivables to loans and leases held for sale, reflecting the Company's intention to exit this business and sell such receivables. A valuation allowance of $6.5 million was recorded to reflect these receivables at the lower of cost or market.

NOTE 2 - OTHER COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in July 1997. The Company adopted SFAS No. 130 on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events during the period other than transactions with owners. The components of total comprehensive income for the Company are net income and unrealized gains on securities available for sale, net of tax.

The following is a reconciliation of comprehensive income for the nine month periods ended September 30, 1998 and 1997.

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         -------     -------
                                                                           1998        1997
                                                                         -------     -------
                                                                              (Unaudited)

Net income                                                               $67,996     $68,394

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period              1,893       6,739
  Less: reclassification adjustment for gains included in net income       1,456         594
                                                                         -------     -------
        Net                                                                  437       6,145
                                                                         -------     -------
Comprehensive income                                                     $68,433     $74,539
                                                                         =======     =======

     Accumulated Other Comprehensive Income:       Unrealized Gains
                                                    on Securities
                                                   ----------------
     Balance at December 31, 1997                       $5,805
     Change, net of tax                                    437
                                                        ------
     Balance at September 30, 1998                      $6,242
                                                        ======

NOTE 3 - SHAREHOLDERS' EQUITY

On April 28, 1998, shareholders of the Company approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and the Board of Directors of the Company approved a 2 for 1 split of the outstanding common stock effective as of May 18, 1998. The shares herein have been restated as if the split had occurred during the earliest period shown. References to authorized common stock and outstanding shares in the Consolidated Financial Statements have been adjusted to reflect these actions.

NOTE 4 - OTHER MATTERS

In July 1998, the Company reached a definitive agreement to acquire SIS Bancorp, Inc., a $1.8 billion bank holding company based in Springfield, Massachusetts. Under terms of the agreement, shareholders of SIS will receive 2.25 shares of Peoples Heritage Common Stock for each whole share of SIS Common stock plus cash in lieu of any fractional share. Approximately 16.8 million shares of Peoples Heritage common stock will be issued in the transaction. The exchange is expected to be tax free and accounted for as a pooling of interests. The transaction, which received approval by SIS shareholders on November 12, 1998, is subject to approval by various regulatory agencies, and is anticipated to be completed by the end of 1998 .

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS


On April 10, 1998, People Heritage Financial Group, Inc. (the "Company") completed its merger with CFX Corporation ("CFX"),which was accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. The Company recognized $24.0 million of after-tax merger-related charges in the second quarter. Results excluding these and other merger-related charges are referred to herein as operating. At December 31, 1997, CFX had total assets of $2.9 billion and total shareholders' equity of $245.7 million.

The results of Atlantic Bancorp ("Atlantic"), the parent company of Atlantic Bank N.A., and Morse, Payson and Noyes, an insurance agency, which were acquired on October 1, 1997 and October 10, 1997, respectively in transactions accounted for as purchases, are included from the date of acquisition.

SUMMARY

The Company reported net income of $32.6 million, or $0.37 per diluted share, for the third quarter of 1998. This compares with $18.4 million, or $0.21 per diluted share, for the third quarter of 1997 and $8.3 million, or $0.09 per diluted share, for the second quarter of 1998. The Company reported operating income of $32.6 million, or $0.37 per diluted share, for the third quarter of 1998 compared with $25.6 million, or $0.29 per diluted share, for the third quarter of 1997 and $32.4 million, or $0.36 per diluted share for the second quarter of 1998. This represents a 28% increase in operating earnings per diluted share, compared to the same period last year and an 11% annualized increase compared to the second quarter of 1998.

Third quarter operating return on equity was 17.78%, which compared to 14.67% in the third quarter of 1997 and 17.96% in the second quarter of 1998. The third quarter operating return on assets was 1.33%, which compared to 1.18% for the same period in 1997 and 1.33% in the second quarter of 1998.

The improved operating results for the third quarter of 1998, compared to the third quarter of 1997, reflect strong revenue growth coupled with significant cost savings achieved as a result of the CFX merger. Compared to the third quarter of 1997, net interest income grew 5% and non-interest income grew 25%. However, operating non-interest expense grew just 1%, resulting in an efficiency ratio (exclusive of distributions on securities of subsidiary trust, special charges, and net securities gains) of 55.62% for the third quarter of 1998 compared to 59.49% for the third quarter of 1997 and 55.98% for the second quarter of 1998. Selected quarterly data, both as reported and on an operating basis, are provided in Table 1.

The Company reported net income for the nine months ended September 30, 1998 of $68.0 million or $0.76 per diluted share compared to $68.4 million or $0.77 per diluted share for the same period last year. Return on average equity was 12.50% and 13.28% for the nine months ended September 30, 1998 and 1997, respectively. Return on average assets was 0.93% and 1.12% for the nine months ended
September 30, 1998 and 1997, respectively.

The Company's operating income was $92.6 million or $1.03 per diluted share, and $75.6 million or $0.85 per diluted share for the nine months ended September 30, 1998 and 1997, respectively Operating return on average equity and operating return on average assets were 17.02% and 1.27% for the nine months ended September 30, 1998, respectively, compared to 14.67% and 1.24% for the nine months ended September 30, 1997, respectively.

-------------------------------------------------------------------------------------------------------------
TABLE 1 - SELECTED                   Third      Second     First     Fourth      Third      Second     First
QUARTERLY DATA                        1998       1998       1998       1997       1997       1997       1997
-------------------------------------------------------------------------------------------------------------
                                                (Dollars, Except Per Share Data, in Thousands)

Net interest income                 $91,321    $90,836    $91,821    $91,611    $87,335    $84,429    $81,101
Provision for loan and
 lease losses                         3,721      2,983      2,998      1,163      1,423      1,020        942
                                    -------    -------    -------    -------    -------    -------    -------
Net interest income after loan
 and lease loss provision            87,600     87,853     88,823     90,448     85,912     83,409     80,159
                                    -------    -------    -------    -------    -------    -------    -------

Noninterest income (excluding
securities transactions)             24,221     26,934     22,855     24,983     19,899     17,456     17,763
Securities gains                      1,456          -      2,050      1,196        594        475        302
Noninterest expenses (excluding
special charges)                     66,534     68,208     72,356     72,714     66,093     62,674     60,672
Special charges(1)                        -     34,474        900      7,560     11,031          -          -
                                    -------    -------    -------    -------    -------    -------    -------

Income before income taxes           46,743     12,105     40,472     36,353     29,281     38,666     37,552
Income tax expense                   14,097      3,795     13,432     12,412     10,848     13,214     13,043
                                    -------    -------    -------    -------    -------    -------    -------
      Net income                    $32,646    $ 8,310    $27,040    $23,941    $18,433    $25,452    $24,509
                                    =======    =======    =======    =======    =======    =======    =======

Earnings per share:
  Basic                             $  0.37    $  0.09    $  0.31    $  0.27    $  0.22    $  0.29    $  0.28
  Diluted                              0.37       0.09       0.30       0.27       0.21       0.29       0.27

Earnings per share (excluding
 special charges):
  Basic                             $  0.37    $  0.37    $  0.31    $  0.33    $  0.29    $  0.29    $  0.28
  Diluted                              0.37       0.36       0.31       0.32       0.29       0.29       0.27

Return on avg. assets(2)               1.33%      0.34%      1.13%      1.03%      0.86%      1.27%      1.27%

Return on avg. equity(2)              17.78       4.58      15.04      13.61      10.60      14.86      14.45

Return on average assets
 (excluding special charges)(2)        1.33       1.33       1.16       1.24       1.19       1.26       1.27
Return on average equity
 (excluding special charges)(2)       17.78      17.96      15.36      16.41      14.72      14.86      14.45

Efficiency ratio(3)                   55.62      55.98      61.06      60.44      59.51      59.28      61.30

(1) Special charges consists of merger-related expenses and one-time charges related to CFX Funding.
(2) Annualized.
(3) Excludes distributions on securities of subsidiary trust, special charges and net securities gains.


RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully-taxable-equivalent net interest income in the third quarter of 1998 increased 5% from the third quarter of 1997 due to loan growth and the impact of the acquisition of Atlantic in the fourth quarter of 1997. Table 2 shows the 1998 and 1997 quarterly amounts of net interest income by category and Table 3 shows the changes in tax equivalent net interest income by category due to changes in rate and volume. The third quarter of 1998 net interest margin was 4.12% compared to 4.44% for the third quarter of 1997 and 4.09% in the second quarter of 1998. The decline in the margin from the third quarter of 1997 primarily reflects the 19 basis points decrease in yields on securities available for sale and a 36 basis point decrease in average loan yields due to the repricing and mix of loans. It is expected that competitive pressure on pricing of loans and deposits will continue. The fully-taxable equivalent net interest margin increased slightly from the second quarter of 1998 primarily due to lower deposit costs. See "Interest Rate Risk and Asset Liability Management" below.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the following discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company's securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

---------------------------------------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES

                                                              1998                               1998
                                                          Third Quarter                      Second Quarter
                                               ---------------------------------   ---------------------------------
                                                Average                Yield/(1)     Average               Yield/(1)
                                                Balance     Interest      Rate       Balance    Interest     Rate
                                               ----------   --------   ---------   ----------   --------   ---------
                                                                        (Dollars in Thousands)

Loans and leases(2):
   Residential real estate mortgages           $3,035,085   $ 56,299     7.42%     $3,108,026   $ 57,458      7.39%
   Commercial real estate mortgages             1,413,832     34.044     9.55       1,418,750     33,655      9.51
   Commercial loans and leases                    844,566     19,510     9.40         851,950     20,103      9.46
   Consumer loans and leases                    1,817,816     41,067     8.96       1,838,076     40,823      8.91
                                               ----------   --------               ----------   --------
   Total loans and leases                       7,111,299    150,920     8.45       7,216,802    152,039      8.44
                                               ----------   --------               ----------   --------
Securities available for sale(3)                1,732,951     26,571     6.24       1,662,019     26,110      6.29
Federal funds sold                                 58,689        790     5.34          54,549        104      5.54
                                               ----------   --------               ----------   --------
   Total earning assets                         8,902,939    178,281     7.97       8,933,370    178,253      7.99
                                               ----------   --------               ----------   --------
Nonearning assets                                 832,059                             844,238
                                               ----------                          ----------
   Total assets                                $9,734.998                          $9,777,608
                                               ==========                          ==========

Interest-bearing deposits:
   Regular savings                             $1,037.397      6,601     2.52      $1,092,867      6,745      2.48
   NOW and money market accounts                1,596,785      9,701     2.41       1,567,724      9,891      2.53
   Certificates of deposit                      2,851,704     39,458     5.49       2,905,439     39,968      5.54
    Brokered deposits                             280,012      4,147     5.88         315,289      4,507      5.73
                                               ----------   --------               ----------   --------
   Total interest-bearing deposits              5,765,898     59.907     4.12       5,881,319     61,111      4.17
Borrowed funds                                  1,927,458     26,429     5.44       1,901,454     25,776      5.44
                                               ----------   --------               ----------   --------
   Total interest-bearing liabilities           7,693,356     86,336     4.45       7,782,773     86,887      4.48
                                               ----------   --------               ----------   --------
Demand deposits                                 1,103,814                           1,067,278
Other liabilities(3)                              114,736                              96,919
Securities of subsidiary trust                    100,000                             100,000
Shareholders' equity(3)                           723,092                             730,638
                                               ----------                          ----------
   Total liabilities and shareholders'
     equity                                    $9,734,998                          $9,777,608
                                               ==========                          ==========
Net earning assets                             $1,209,583                          $1,150,597
                                               ==========                          ==========

Net interest income (fully-taxable
 equivalent)                                                  91,945                              91,366
Less: fully-taxable equivalent adjustments                      (624)                               (530)
                                                            --------                            --------
   Net interest income                                      $ 91,321                            $ 90,836
                                                            ========                            ========
Net interest rate spread (fully-taxable
  equivalent)                                                            3.52%                                3.51%
                                                                         ====                                 ====
Net interest margin (fully-taxable
   equivalent)                                                           4.12%                                4.09%
                                                                         ====                                 ====

---------------------------------------------------------------------------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

---------------------------------------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES

                                                           1998                                  1997
                                                          First                                 Fourth
                                                         Quarter                               Quarter
                                         ----------------------------------     ------------------------------------
                                           Average                  Yield(1)      Average                  Yield/(1)
                                           Balance      Interest      Rate        Balance      Interest      Rate
                                         ----------     --------    -------     ----------     --------    ---------
                                                                     (Dollars in Thousands)

Loans and leases (2):
  Residential real estate mortgages      $3,116,182     $ 60,224      7.73%     $2,784,525     $ 54,524      7.83%
  Commercial real estate mortgages        1,408,203       33,421      9.63       1,391,087       34,059      9.71
  Commercial loans and leases               798,535       18,529      9.41         771,305       18,724      9.63
  Consumer loans and leases               1,800,883       40,052      9.02       1,724,577       39,598      9.11
                                         ----------     --------                ----------     --------
  Total loans and leases                  7,123,803      152,226      8.62       6,671,494      146,905      8.76
                                         ----------     --------                ----------     --------
Securities available for sale (3)         1,683,576       27,389      6.55       1,833,909       30,668      6.66
Federal funds sold                           47,054          675      5.82          42,689          644      5.99
                                         ----------     --------                ----------     --------
  Total earning assets                    8,854,433      180,290      8.21       8,548,092      178,217      8.30
                                         ----------     --------                ----------     --------
Nonearning assets                           821,175                                769,989
                                         ----------                             ----------
  Total assets                           $9,675,608                             $9,318,081
                                         ==========                             ==========

Interest-bearing deposits:
  Regular savings                        $1,084,150        6,995      2.62      $1,080,708        7,219      2.65
  NOW and money market accts              1,485,191        9,291      2.54       1,458,878        9,387      2.55
  Certificates of deposit                 2,913,756       39,792      5.54       2,885,314       40,359      5.58
  Brokered deposits                         290,177        4,246      5.93         220,086        3,324      5.99
                                         ----------     --------                ----------     --------
  Total interest-bearing deposits         5,773,274       60,324      4.24       5,644,986       60,289      4.24
Borrowed funds                            2,024,437       27,781      5.57       1,812,396       26,106      5.71
                                         ----------     --------                ----------     --------
  Total interest-bearing liabilities      7,797,711       88,105      4.58       7,457,382       86,395      4.60
                                         ----------     --------                ----------     --------
Demand deposits                             963,234                                923,978
Other liabilities (3)                        85,381                                128,147
Securities of subsidiary trust              100,000                                103,093
Shareholders' equity (3)                    729,282                                705,481
                                         ----------                             ----------
  Total liabilities and shareholders'
   equity                                $9,675,608                             $9,318,081
                                         ==========                             ==========

Net earning assets                       $1,056,722                             $1,090,710
                                         ==========                             ==========

Net interest income (fully-taxable
 equivalent)                                              92,185                                 91,822
Less: fully-taxable equivalent
 adjustments                                                (364)                                  (211)
                                                        --------                               --------
   Net interest income                                  $ 91,821                               $ 91,611
                                                        ========                               ========
Net interest rate spread (fully-taxable
 equivalent)                                                          3.63%                                  3.70%
                                                                      ====                                   ====
Net interest margin (fully-taxable
 equivalent)                                                          4.18%                                  4.29%
                                                                      ====                                   ====
---------------------------------------------------------------------------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

---------------------------------------------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES

                                                                     1997                                1997
                                                                 Third Quarter                      Second Quarter
                                                      ---------------------------------   --------------------------------
                                                        Average                Yield(1)    Average                Yield(1)
                                                        Balance    Interest      Rate      Balance     Interest      Rate
                                                      ----------   --------    --------   ----------   --------   --------
                                                                               (Dollars in Thousands)

Loans and leases(2):
  Residential real estate mortgages                   $2,425,850   $ 47,896      7.90%    $2,207,376   $ 43,951     7.96%
  Commercial real estate mortgages                     1,259,455     30,589      9.64      1,219,730     29,217     9.61
  Commercial loans and leases                            763,083     18,359      9.55        738,777     17,653     9.58
  Consumer loans and leases                            1,532,816     35,573      9.21      1,416,075     32,450     9.19
                                                      ----------   --------      ----     ----------   --------
       Total loans and leases                          5,981,204    132,417      8.81%     5,581,958    123,271     8.85
                                                      ----------   --------      ----     ----------   --------
Securities available for sale(3)                       1,868,673     30,288      6.43%     1,856,902     30,731     6.63
Federal funds sold                                        22,905        163      4.83         18,185        210     4.63
                                                      ----------   --------               ----------   --------
       Total earning assets                            7,872,782    162,868      8.23      7,457,045    154,212     8.29
                                                      ----------   --------               ----------   --------
Nonearning assets                                        628,148                             605,015
                                                      ----------                          ----------
       Total assets                                   $8,500,930                          $8,062,060
                                                      ==========                          ==========

Interest-bearing deposits:
  Regular savings                                     $1,047,442      6,982      2.64     $1,053,675      6,929     2.64
  NOW and money market accounts                        1,379,506      7,817      2.25      1,377,839      8,338     2.43
  Certificates of deposit                              2,660,703     36,770      5.48      2,627,009     35,837     5.47
  Brokered deposits                                      191,084      2,921      6.06        135,312      2,015     5.97
                                                      ----------   --------               ----------   --------
       Total interest-bearing deposits                 5,278,735     54,490      4.10      5,193,835     53,119     4.10
Borrowed funds                                         1,512,913     20,827      5.46      1,193,979     16,481     5.54
                                                      ----------   --------               ----------   --------
       Total interest-bearing liabilities              6,791,648     75,317      4.40      6,387,814     69,600     4.37
                                                      ----------   --------               ----------   --------
Demand deposits                                          841,667                             797,533
Other liabilities(3)                                      77,740                              89,887
Securities of subsidiary trust                           100,000                             100,000
Shareholders' equity(3)                                  689,875                             686,826
                                                      ----------                          ----------
       Total liabilities and shareholders' equity     $8,500,930                          $8,062,060
                                                      ==========                          ==========

Net earning assets                                    $1,081,134                          $1,069,231
                                                      ==========                          ==========

Net interest income (fully-taxable equivalent)                       87,551                              84,612
Less: fully-taxable equivalent adjustments                             (216)                               (183)
                                                                   --------                            --------
       Net interest income                                         $ 87,335                            $ 84,429
                                                                   ========                            ========
Net interest rate spread (fully-taxable equivalent)                              3.83%                              3.92%
                                                                                 ====                               ====
Net interest margin (fully-taxable equivalent)                                   4.44%                              4.54%
                                                                                 ====                               ====

---------------------------------------------------------------------------------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.


------------------------------------------------------------------------------------------
TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES

                                                                      1997
                                                                     First
                                                                    Quarter
                                                       ----------------------------------
                                                        Average                 Yield/(1)
                                                        Balance     Interest      Rate
                                                       ----------   --------    ---------
                                                            (Dollars in Thousands)

Loans and leases (2):
  Residential real estate mortgages                    $2,185,645   $ 43,355       7.93%
  Commercial real estate mortgages                      1,208,268     28,616       9.60
  Commercial loans and leases                             706,154     16,750       9.62
  Consumer loans and leases                             1,352,888     30,396       9.11
                                                       ----------   --------
    Total loans and leases                              5,452,955    119,117       8.81
                                                       ----------   --------
Securities available for sale (3)                       1,693,222
Federal funds sold                                         30,517     27,640       6.57
                                                       ----------
    Total earning assets                                7,176,694        494       6.57
                                                       ----------   --------
Nonearning assets                                         656,784    147,251       8.28
                                                       ----------   --------
          Total assets                                 $7,833,478
                                                       ==========

Interest-bearing deposits:
  Regular savings                                      $1,059,471      6,866       2.63
  NOW and money market accounts                         1,354,440      8,275       2.48
  Certificates of deposit                               2,639,136     35,475       5.45
  Brokered deposits                                        72,431      1,065       5.96
                                                       ----------   --------
    Total interest-bearing deposits                     5,125,478     51,681       4.09
Borrowed funds                                          1,097,988     14,330       5.29
                                                       ----------   --------
    Total interest-bearing liabilities                  6,223,466     66,011       4.30
                                                       ----------   --------
Demand deposits                                           740,847
Other liabilities (3)                                     130,339
Securities of subsidiary trust                             50,806
Shareholders' equity (3)                                  688,020
                                                       ----------
    Total liabilities and shareholders' equity         $7,833,478
                                                       ==========

Net earning assets                                     $  953,228
                                                       ==========

Net interest income (fully-taxable equivalent)                        81,240
Less: fully-taxable equivalent adjustments                              (139)
                                                                    --------
    Net interest income                                             $ 81,101
                                                                    ========
Net interest rate spread (fully-taxable equivalent)                                3.98%
                                                                                   ====
Net interest margin (fully-taxable equivalent)                                     4.55%
                                                                                   ====
------------------------------------------------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.


TABLE 3 -  RATE VOLUME ANALYSIS

Three months ended september 30, 1998 vs. Three months ended september 30, 1997
------------------------------------------------------------------------------------------------

                                                                  Quarterly
                                              Change from Previous Year due to Changes in:
                                         ------------------------------------------------------
                                            Volume       Rate   Rate & Volume(1)   Total Change
                                         ---------   --------   ----------------   ------------
                                                        (Dollars in Thousands)
Interest income:
  Loans and leases                       $ 25,095    $(5,427)       $(1,165)        $ 18,503
  Securities available for sale            (2,200)      (895)          (622)          (3,717)
  Federal funds sold                          436         29            162              627
                                         --------    -------        -------         --------
       Total interest income               23,331     (6,293)        (1,625)          15,413
                                         --------    -------        -------         --------

Interest expense:
  Interest-bearing deposits
    Regular savings                           (67)      (317)             3             (381)
    NOW and money market accts              1,232        556             96            1,884
    Certificates of deposit                 2,638         67            (17)           2,688
    Brokered deposits                       1,358        (87)           (45)           1,226
                                         --------    -------        -------         --------
       Total interest-bearing deposits      5,161        219             37            5,417

    Borrowed funds                          5,705        (76)           (27)           5,602
                                         --------    -------        -------         --------
       Total interest expense              10,866        143             10           11,019
                                         --------    -------        -------         --------
    Net interest income (fully
     taxable equivalent)                 $ 12,465    $(6,436)       $(1,635)        $  4,394
                                         ========    =======        =======         ========

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NON-INTEREST INCOME

Third quarter non-interest income of $25.7 million increased $5.2 million, or 25%, from the third quarter of 1997 and decreased 5% from the second quarter of 1998. The third quarter of 1998 included $3.4 million of insurance commissions earned by Morse, Payson and Noyes, an insurance agency purchased in October 1997. Other significant increases from the third quarter of 1997 were a $1.2 million increase in trust and investment advisory services income and a $1.0 million increase in customer service income and an increase of $862 thousand in net securities gains.

Trust and investment advisory services income increased $1.2 million, or 40%, from the third quarter of 1997 and 3% from the second quarter of 1998. The increase in income reflects the continued growth in trust assets under management and increased commissions earned on sales of third party mutual funds and annuities. Assets under management were $2.9 billion , $2.7 billion and $2.3 billion at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

Customer services income of $8.4 million increased $1.0 million, or 14%, from the third quarter of 1997 and 3% from the second quarter of 1998. The increases were primarily attributable to growth in the number of transaction accounts and increased ATM fees.

Mortgage banking services income of $4.6 million, $8.7 million and $6.5 million provided 18%, 32% and 32% of noninterest income for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. Mortgage banking income declined in the third quarter largely because of a $1 million loss realized on the sale of rights to service approximately $2.2 billion of residential mortgage loans which reduced capitalized mortgage servicing rights by $43 million and $6.2 million of gross impairment of the remaining capitalized mortgage servicing rights. The Company undertook the servicing rights sale to reduce its level of risk against declining interest rates. The loss incurred by the sale and the negative impact of impairment on the remaining capitalized servicing rights was partially offset by a $2.2 million gain on interest rate floor contracts, a $1.5 million gain on the sale of securities and increased gains on loans sold to the secondary market. The Company recorded a gain of $1.7 million on the sale of servicing rights during the quarter ended June 30, 1998 and a $802 thousand gain was recorded during the quarter ended September 30, 1997. The Company expects to continue to sell servicing rights periodically in the future. The Company had $1.8 million in mortgage servicing income in the third quarter of 1998 compared to $3.1 million in the second quarter of 1998 and $2.7 million in the third quarter of 1997. The decrease from the second quarter was primarily due to a smaller servicing portfolio. The amount of loans serviced for others was $4.6 billion, $6.6 billion and $4.6 billion at September 30, 1998, June 30, 1998 and September 30, 1997, respectively.

Capitalized mortgage servicing rights amounted to $56.8 million at September 30, 1998, compared to $95 million at June 30, 1998, $60 million at December 31, 1997 and $45 million at September 30, 1997. The decrease was due to the sale of mortgage servicing rights totaling $43 million in the third quarter coupled with the $6.2 million impairment reserve as discussed above. See Table 4 for details. Because mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to capitalized mortgage servicing rights and effects on mortgage banking income, the Company has established a hedge program against its capitalized mortgage servicing rights to help protect its value and mortgage banking income. Notwithstanding the foregoing, there can be no assurance that significant declines in interest rates will not have a material impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in mitigating the effects of such a decline.

----------------------------------------------------------------------------------------------------------------------------------
TABLE 4 - MORTGAGE BANKING SERVICES

                                                                  At or for the Three Months Ended
                                     9/30/98       6/30/98       3/31/98      12/31/97       9/30/97       6/30/97       3/31/97
                                   ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                                                       (Dollars in Thousands)

Residential mortgages serviced
for investors at end of period     $4,592,901    $6,648,233    $6,242,085    $5,381,003    $4,637,704    $4,107,607    $4,627,562
                                   ==========    ==========    ==========    ==========    ==========    ==========    ==========

Residential mortgage sales
income                             $    7,762    $    4,231    $    2,164    $    4,970    $    2,978    $    2,625    $    1,920

Impairment reserve for
mortgage servicing rights              (6,151)         (359)            -             -             -             -             -

Residential mortgage servicing
income, net                             1,812         3,123         3,538         2,650         2,712         2,337         2,334

Valuation adjustments - hedge           2,180             -             -             -             -             -             -

Gain (loss) on sale of
mortgage servicing                       (997)        1,681             -           325           802             -         1,253
                                   ----------    ----------    ----------    ----------    ----------    ----------    ----------
           Total                   $    4,606    $    8,676    $    5,702    $    7,945    $    6,492    $    4,962    $    5,507
                                   ==========    ==========    ==========    ==========    ==========    ==========    ==========

----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE SERVICING RIGHTS

Balance at beginning of period     $   95,157    $   79,365    $   59,702    $   44,814    $   42,038    $   35,288    $   40,958

Mortgage servicing rights
capitalized and purchased              13,914        24,327        35,679        25,111        15,278         9,840         8,226

Amortization charged against
mortgage servicing fee income          (3,110)       (3,596)       (3,865)       (2,517)       (2,011)       (1,702)       (1,695)

Impairment reserve                     (6,151)         (359)            -             -             -             -             -

Mortgage servicing rights sold        (43,013)       (4,580)      (12,151)       (7,706)      (10,491)       (1,388)      (12,201)
                                   ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance at end of period           $   56,797    $   95,157    $   79,365    $   59,702    $   44,814    $   42,038    $   35,288
                                   ==========    ==========    ==========    ==========    ==========    ==========    ==========

NON-INTEREST EXPENSE

Excluding special charges, amortization of intangibles and distribution on securities of subsidiary trust, non-interest expense decreased $371 thousand from the third quarter of 1997 and decreased $1.6 million from the second quarter of 1998. The decreases were the results of cost savings from the integration of CFX as well as efforts by management to control noninterest expense. As compared with the third quarter of 1997, the cost savings related to the CFX merger were partially offset by additional costs related to the purchase of Atlantic Bank and Morse, Payson and Noyes in the fourth quarter of 1997. The efficiency ratio was 55.62%, 59.49% and 55.98% for the quarters ended September 30, 1998, September 30, 1997 and June 30, 1998, respectively, excluding special charges, distributions on securities of subsidiary trust and net securities gains.

Salaries and benefits expense of $33.3 million was essentially unchanged from the third quarter of last year and the second quarter of 1998. Third quarter full-time equivalent employees continued to decrease as the recent acquisitions of CFX and Atlantic were further assimilated.

Occupancy expense increased $421 thousand from the third quarter of 1997 and decreased $214 thousand from the second quarter of 1998. The increased expense from the third quarter of 1997 was to accommodate the expansion of operations as the recent acquisitions were assimilated. The decrease in expense from the second quarter of 1998 was primarily reflective of the divestiture of five branches and the consolidation of eight branch offices, all related to the CFX acquisition. The Company had 188 branch offices at September 30, 1998, as compared to 191 branch offices at September 30, 1997 and 194 branch offices at June 30, 1998.

Data processing expense increased $1.0 million from the third quarter of last year and increased $1.2 million from the second quarter of 1998. The increases were due to increased volumes as the Company continues to grow, the cost of upgrades to a larger mainframe, new systems initiatives, and the costs of year 2000 testing.

Equipment expense decreased $719 thousand from the third quarter of last year and decreased $125 thousand from the second quarter of 1998. The decrease in equipment expenses was primarily due to cost savings related to the CFX acquisition.

 Advertising and marketing expense decreased $946 thousand and $291 thousand from the third quarter of 1997 and second quarter of 1998, respectively. The decreases in advertising and marketing expenses were primarily due to savings resulting from the CFX acquisition.

Amortization of goodwill and other intangibles during the third quarter of 1998 increased $844 thousand from the third quarter of 1997 due to the goodwill associated with the October 1997 purchase of Morse, Payson and Noyes and Atlantic Bank.

There were no merger expenses in the third quarter of 1998. Merger expenses of $34.5 million pre-tax were incurred during the second quarter of 1998 related to the acquisition of CFX on April 10, 1998. Merger expenses were $24.0 million on an after-tax basis and represent reorganization and restructuring costs net of an $8.1 million after-tax gain from the sale of five CFX branches in connection with the transaction. The after-tax reorganization and restructuring costs consisted of costs relating to termination of employment contracts and severance obligations ($7.8 million), professional fees ($6.8 million), writedown of assets ($10.4 million), data processing/integration costs ($4.8 million) and charges related to CFX Funding ($2.3 million). These expenses reduced the Company's income during the quarter ended June 30, 1998 by approximately
$24.0 million or $0.27 per diluted share. Merger expenses in 1997 relate to CFX's acquisition of Portsmouth Bankshares, Inc and Community Bankshares, Inc. in August 1997.

The following table summarizes the activity in the merger and restructuring accrual established for the CFX merger as of September 30, 1998.

                                                Activity Through
                                               September 30, 1998
                                               ------------------
                                                 (in thousands)

     Establishment of Accrual                      $34,474

                Cash payments                       15,405
                Non-cash items                      15,394
                                                   -------
     Balance at September 30, 1998                 $ 3,675
                                                   =======



Other noninterest expenses for the third quarter of 1998 decreased by $52 thousand from the third quarter of 1997 and were $1.9 million lower than the second quarter of 1998. The decline from the second quarter of 1998 was due mainly to lower miscellaneous loan costs related to origination volume as well as the reversal of litigation reserves in light of a legal settlement. See Table 5 for details.

-----------------------------------------------------------------------------------------------------
TABLE 5 - OTHER NON-INTEREST EXPENSES

                                   1998      1998      1998      1997      1997      1997      1997
                                  Third     Second    First     Fourth    Third     Second    First
                                 Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                 -------   -------   -------   -------   -------   -------   -------
                                                       (Dollars in Thousands)

Miscellaneous loan cost          $ 1,735   $ 2,288   $ 1,116   $ 1,385   $ 1,266   $ 1,440   $ 1,113
Telephone                          2,070     1,628     1,758     1,838     1,527     1,443     1,395
Postage and freight                1,274     1,583     1,574     1,367     1,198     1,336     1,373
Office supplies                    1,309     1,594     1,518     1,690     1,305     1,360     1,323
Deposits and other assessments       611       629       663       510       579       584       493
Collection and carrying costs
 of non-performing assets            628       846       668       893       508       228       391
Other                              4,107     5,054     5,670     6,945     5,403     5,422     4,547
                                 -------   -------   -------   -------   -------   -------   -------
Total                            $11,734   $13,622   $12,967   $14,628   $11,786   $11,813   $10,635
                                 =======   =======   =======   =======   =======   =======   =======

-----------------------------------------------------------------------------------------------------

TAXES

The third quarter effective tax rate was 30% compared to 37% for the third quarter of 1997 and 31% in the second quarter of 1998. The lower rate for 1998 was due primarily to the reorganization of certain corporate entities, increased levels of bank-owned life insurance (BOLI) and lower state taxes.

IMPACT OF THE YEAR 2000 ISSUE

The Company's Year 2000 project is monitored by a Year 2000 senior management committee. They provide direct oversight of the Year 2000 initiative and are updated biweekly on the project's progress. The Company's Board of Directors receives project updates on a quarterly basis.

The Company started its Year 2000 initiative in early 1997. It has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation efforts. The Company will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modification.

The Company is in the process of remediating, testing, and returning to production of all its critical applications. This activity continues to track in accordance with the original plan and the Company expects to have substantially completed the remediation of all critical applications by the end of 1998. The Company established a separate test environment to accommodate its Year 2000 specific testing activity and the anticipated need to test with its customers and other third parties during 1999.

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

The Company will begin Year 2000 testing with several of these key vendors in the fourth quarter of 1998 and plans to complete testing with service providers by the end of the first quarter of 1999. This activity continues to track in line with the Year 2000 project plan. Validation of Year 2000 readiness of all the Company's vendors continues with a particular focus on the readiness, where possible, for vendors that have been identified as critical.

While the Company continues to discuss these matters with, obtain written certification from and test the systems of such other companies as to the Year 2000 compliance, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999 would not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company had already established business continuity plans for its lines of business. The Company is in the process of assessing these plans for the possible impact of Year 2000 failures. It will encompass the primary risk areas of software and hardware, security, communications, operations, transportation, power and cash access. The Company will adjust its existing business continuity plans where appropriate and possible for those scenarios that may have the most severe impact on its operations. Areas of uncertainty include data communications, network systems (external service provider systems), and third party data file exchanges. This activity is expected to be substantially complete in the first quarter of 1999.

The Company anticipates that the incremental cost of the Year 2000 project will not exceed $2.6 million. The company has incurred $1.1 million of expenses in 1998.

FINANCIAL CONDITION

LOANS AND LEASES

Average loans of $7.1 billion during the third quarter of 1998 decreased 1.5% from the second quarter of 1998 and increased 19% from the third quarter of 1997. The increase from the third quarter of 1997 was primarily a result of the acquisition of Atlantic and internal growth in residential and consumer loans. Loans as a percent of average earning assets were 80% at September 30, 1998 compared to 76% at September 30, 1997.

Average residential real estate loans (which includes mortgage loans held for sale) of $3.0 billion grew 25% from the third quarter of last year. Excluding $156 million of loans from the acquisition of Atlantic, residential real estate loans increased 19% from the third quarter of 1997. Mortgage loans held for sale amounted to $371 million at September 30, 1998 and $183 million at September 30, 1997.

Average commercial real estate loans of $1.4 billion increased 12% from the third quarter of last year. Excluding $102.0 million of loans from the acquisition of Atlantic, commercial real estate loans grew 4%. The average yield on commercial real estate loans during the third quarter of 1998 was 9.55% as compared to 9.64% in the third quarter of 1997, which is indicative of increased competition and falling interest rates.

Average commercial loans of $845 million during the third quarter of 1998 increased 11% from the third quarter of 1997. Excluding the Atlantic acquisition, commercial loans increased 7% from the third quarter of 1997. The yield on commercial loans decreased to 9.40% in the third quarter of 1998 from 9.55% in the third quarter of 1997.

Average consumer loans of $1.8 billion during the third quarter of 1998 increased 19% from the third quarter of 1997. Excluding the Atlantic acquisition, consumer loans increased 14%. The increase was primarily in indirect automobile, student and home equity loans. Mobile home loans continue to decline as the Company has emphasized other types of consumer loan products. The average yield on consumer loans declined from 9.21% in the third quarter of 1997 to 8.96% in the third quarter of 1998.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $1.7 billion during the third quarter of 1998 and $1.9 billion in the third quarter of 1997 and consisted primarily of U.S. Treasury securities and mortgage-backed securities, most of which are seasoned 15 year agency securities. Other securities consisted of collateralized mortgage obligations and asset-backed securities. Substantially all securities are rated AAA or equivalently rated. The average yield on securities was 6.24%, 6.29%, and 6.43% for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. The decline in yields was due to reinvestment of maturing securities at lower yields during a declining interest rate environment. Securities available for sale are carried at fair value and had a pre-tax unrealized gain of $10.3 million and $7.1 million at September 30 and June 30, 1998, respectively.

ASSET QUALITY

As shown in Table 6, nonperforming assets were $65.7 million at September 30, 1998, or 0.66% of total assets, compared to $66.8 million at June 30, 1998 and $62.4 million at September 30, 1997. The increase from the third quarter of 1997 was primarily due to the Atlantic acquisition. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 37% of the total loan portfolio at September 30, 1998 as compared with 38% at September 30, 1997. The Company's residential loans are generally secured by 1-4 family homes and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At September 30, 1998, 0.53% of the Company's residential loans were nonperforming, as compared with 0.60% at September 30, 1997.

The Company's commercial real estate loan portfolio accounted for 22% of the total loan portfolio at September 30, 1998 and 1997. At September 30, 1998, 1.41% of the Company's commercial real estate loans were nonperforming, as compared with 1.69% at September 30, 1997.

The Company's commercial business loan portfolio accounted for 13% of the total loan portfolio at September 30, 1998 and 1997. Commercial business loans are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire and northern Massachusetts. The Company's commercial business loans are generally to small and medium size businesses located within its geographic market area. At September 30, 1998, 1.62% of the Company's commercial business loans were non-performing, as compared with 1.36% at September 30, 1997.

The Company's consumer loan portfolio accounted for 27% of the total loan portfolio at September 30, 1998 and 26% at September 30, 1997. The Company has a diversified consumer loan portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans. At September 30, 1998, 0.49% of the Company's consumer loans were nonperforming, as compared with 0.44% at September 30, 1997.

-----------------------------------------------------------------------------------------------------------------
TABLE 6 - NONPERFORMING ASSETS

                                            9/30/98   6/30/98   3/31/98   12/3197   9/30/97   6/30/97   3/31/97
                                            -------   -------   -------   -------   -------   -------   -------
                                                                  (Dollars in Thousands)

Residential real estate loans:
  Nonaccrual loans                          $12,844   $ 9,735   $12,688   $15,323   $13,259   $ 9,735   $10,540

Commercial real estate loans:
  Nonaccrual loans                           19,846    19,714    20,700    19,582    19,314    20,127    19,717
  Troubled debt restructurings                  200     1,044     2,178     2,304     2,285     2,520     2,637
                                            -------   -------   -------   -------   -------   -------   -------
    Total                                    20,046    20,758    22,878    21,886    21,599    22,647    22,354
                                            -------   -------   -------   -------   -------   -------   -------

Commercial business loans and leases:
  Nonaccrual loans                           13,613    16,810    17,442    13,255     9,880     9,326     8,573
  Troubled debt restructurings                   70        71       207       114       118       193       199
                                            -------   -------   -------   -------   -------   -------   -------
    Total                                    13,683    16,881    17,649    13,369     9,998     9,519     8,772
                                            -------   -------   -------   -------   -------   -------   -------

Consumer loans and leases:
  Nonaccrual loans                            8,578     8,075     9,771     8,473     7,020     6,966     6,737
                                            -------   -------   -------   -------   -------   -------   -------

Total nonperforming loans:
  Nonaccrual loans                           54,881    54,334    60,601    56,633    49,473    46,154    45,567
  Troubled debt restructurings                  270     1,115     2,385     2,418     2,403     2,713     2,836
                                            -------   -------   -------   -------   -------   -------   -------
    Total                                    55,151    55,449    62,986    59,051    51,876    48,867    48,403
                                            -------   -------   -------   -------   -------   -------   -------

Other nonperforming assets:
  Other real estate owned,
   net of related reserves                    6,756     6,949     5,453     7,158     8,671    12,380    10,408
  In substance foreclosures,                      -         -         -         -         -         -     1,964
   net of allowance
  Repossessions, net of
   related reserves                           3,786     4,380     4,158     3,218     1,837     2,843       199
                                            -------   -------   -------   -------   -------   -------   -------
    Total other nonperforming assets         10,542    11,329     9,611    10,376    10,508    15,223    12,571
                                            -------   -------   -------   -------   -------   -------   -------

Total nonperforming assets                  $65,693   $66,778   $72,597   $69,427   $62,384   $64,090   $60,974
                                            =======   =======   =======   =======   =======   =======   =======

Accruing loans which are 90 days overdue    $ 7,526   $ 9,969   $ 8,953   $ 8,355   $ 6,324   $ 5,866   $ 6,398
                                            =======   =======   =======   =======   =======   =======   =======

Total nonperforming loans as a
 percentage of total loans (1)                 0.86%     0.87%     0.98%     0.91%     0.89%     0.88%     0.91%
Total nonperforming assets as a
 percentage of total assets                    0.66%     0.68%     0.72%     0.72%     0.70%     0.77%     0.76%
Total nonperforming assets as a
 percentage of  total loans  and leases
 (1) and total other nonperforming assets      1.02%     1.04%     1.13%     1.06%     1.07%     1.15%     1.15%

-----------------------------------------------------------------------------------------------------------------
(1) Total loans and leases are exclusive of loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $3.7 million for loan and lease losses in the third quarter of 1998, compared to $1.4 million in the third quarter of 1997. As shown in Table 7, net charge-offs for the third quarter of 1998 were $3.1 million, or 17 basis points of average loans outstanding, compared to $2.8 million, or 19 basis points of average loans outstanding, for the third quarter of 1997.

At September 30, 1998, the allowance for loan and lease losses amounted to $88.7 million or 1.38% of total portfolio loans and leases, as compared to 1.45% at September 30, 1997. The ratio of the allowance for loan and lease losses to nonperforming loans was 161% at September 30, 1998 and 163% at September 30, 1997. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other procedures, consideration of the character and size of the loan portfolio, monitoring trends in nonperforming loans, delinquent loans and net charge-offs, as well as new loan originations and other asset quality factors. Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for loan and lease losses in subsequent periods. Changing economic and business conditions in northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large upward movements in market-based interest rates or other reasons could affect the Company's future provisions for loans losses.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 7 - ALLOWANCE FOR LOAN AND LEASE LOSSES

                                      1998          1998           1998           1997          1997          1997          1997
                                     Third         Second         First          Fourth        Third         Second        First
                                    Quarter        Quarter       Quarter        Quarter       Quarter       Quarter       Quarter
                                  ----------     ----------    ----------     ----------    ----------    ----------    ----------
                                                                    (Dollars in Thousands)

Average loans and leases
outstanding during
the period(1)                     $7,111,299     $7,216,802    $7,123,803     $6,671,494    $5,981,204    $5,581,958    $5,452,955
                                  ==========     ==========    ==========     ==========    ==========    ==========    ==========

Allowance at beginning
of period                         $   88,075     $   89,454    $   89,983     $   84,370    $   85,736    $   87,038    $   87,820

Additions due to
acquisitions and purchases                 -              -         7,361              -             -             -

Charge-offs:
 Real estate mortgages                 2,622          2,070         1,487          1,534           791           799         1,622
 Commercial business
 loans and leases                        509          1,270           519          2,827         1,787         1,295           482
 Consumer loans and leases             2,806          2,879         3,651          2,784         3,794         1,620         1,866
                                  ----------     ----------    ----------     ----------    ----------    ----------    ----------
    Total loans charged off            5,937          6,219         5,657          7,145         6,372         3,714         3,970
                                  ----------     ----------    ----------     ----------    ----------    ----------    ----------

Recoveries:
 Real estate mortgages                 1,584          1,004           743          2,420         1,598           557         1,248
 Commercial business
 loans and leases                        545            476           709            958         1,454           574           721
 Consumer loans and leases               683            377           678            856           541           251           277
                                  ----------     ----------    ----------     ----------    ----------    ----------    ----------
    Total loans recovered              2,812          1,857         2,130          4,234         3,593         1,382         2,246
                                  ----------     ----------    ----------     ----------    ----------    ----------    ----------
 Net charge-offs                       3,125          4,362         3,527          2,911         2,779         2,332         1,724

Additions charged to
operating expenses                     3,721          2,983         2,998          1,163         1,413         1,030           942
                                  ----------     ----------    ----------     ----------    ----------    ----------    ----------
Allowance at end of period        $   88,671     $   88,075    $   89,454     $   89,983    $   84,370    $   85,736    $   87,038
                                  ==========     ==========    ==========     ==========    ==========    ==========    ==========

Ratio of net charge-offs to
average loans and leases
outstanding during the
period-annualized(1)                    0.17%          0.24%         0.20%          0.17%         0.19%         0.17%         0.13%

Ratio of allowance to total
loans and leases
at end of period(2)                     1.38%          1.38%         1.40%          1.38%         1.45%         1.54%         1.64%

Ratio of allowance to
nonperforming loans at
end of period                            161%           159%          142%           152%          163%          176%          182%

Ratio of net charge-offs as
a percent of average outstanding
loans-annualized(1):
 Real estate mortgages                  0.09%          0.09%         0.07%          0.09%         0.09%         0.03%         0.04%
 Commercial business loans and
 leases                                (0.02%)         0.37%        (0.10%)         0.97%         0.17%         0.39%        (0.14%)
 Consumer loans and leases              0.47%          0.55%         0.66%          0.45%         0.85%         0.39%         0.47%

(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Total loans and leases are exclusive of loans held for sale.


DEPOSITS

Average deposits of $6.9 billion during the third quarter of 1998 increased 12% from the third quarter of 1997 primarily as a result of the assumption of $354.4 million of Atlantic deposits in the fourth quarter of 1997 and increased brokered deposits, which averaged $280 million and $191 million during the three months ended September 30, 1998 and 1997, respectively. The portfolio loan to retail deposit ratio was 97% and 100% at September 30, 1998, and December 31, 1997, respectively.

Average transaction accounts (demand deposit, NOW and money market accounts) of $2.7 billion during the third quarter of 1998 increased 22% from the third quarter of 1997. The increase included the assumption of Atlantic's $98 million of transaction deposits as well as significant internal growth in both commercial and retail deposit balances. The average rates paid on NOW and money market accounts during the third quarter of 1998 was 2.41%, as compared to 2.25% in the third quarter of 1997 reflective of increased competition.

Average savings and time deposit balances, excluding brokered deposits, of $3.9 billion during the third quarter of 1998 increased 4.9% from the third quarter of 1997. The average rates paid on savings deposits decreased slightly while time deposit rates remained relatively stable.

OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Boston ("FHLB"). Average FHLB borrowings for the third quarter of 1998 were $1.5 billion, which was relatively unchanged from the second quarter of 1998 as the growth in earning assets was funded during the third quarter by increased deposits. FHLB collateral consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At September 30, 1998, the Company's FHLB borrowings amounted to
$1.6 billion and its additional borrowing capacity was $1.2 billion.

Average balances for securities sold under repurchase agreements were $403 million and $356 million for the quarters ended September 30 and June 30, 1998, respectively. These borrowings are secured by mortgage-backed securities and U.S. Government obligations.

LIQUIDITY

The Company does not have material unconsolidated liabilities or commitments and, as a result, does not have material liquidity requirements on an unconsolidated basis. For the Company's subsidiary banks, liquidity represents the ability to meet both loan commitments and deposit withdrawals. Funds to meet these needs generally can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

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

CAPITAL

At September 30, 1998, shareholders' equity amounted to $750.7 million. In addition, through a subsidiary trust, the Company has issued $100 million of Capital Securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.11 per share dividend during the third quarter of 1998.

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

The Company's banking subsidiaries are also subject to federal, and in certain cases state, regulatory capital requirements. At September 30, 1998, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable state capital requirements.

--------------------------------------------------------------------------------------------------------------
TABLE 8 - REGULATORY CAPITAL REQUIREMENTS

                                                                          For Capital
                                                                            Adequacy
                                                       Actual               Purposes             Excess
                                                 Amount     Ratio      Amount      Ratio    Amount      Ratio
                                                --------    -----     --------     -----   --------     -----
                                                                    (Dollars in Thousands)

As of September 30, 1998:

Total capital (to risk weighted assets)         $797,694    12.96%    $492,554     8.00%   $305,140     4.96%
Tier 1 capital (to risk weighted assets)
                                                 720,588    11.70      246,277     4.00     474,311     7.70
Tier 1 leverage capital ratio (to average
assets)                                          720,588     7.51      388,812     4.00     336,776     3.51

As of December 31, 1997:

Total capital (to risk weighted assets)          762,391    12.65%     482,056     8.00%    280,335     4.65%
Tier 1 capital (to risk weighted assets)
                                                 687,421    11.41      241,028     4.00     446,393     7.41
Tier 1 leverage capital  (to average assets)     687,421     7.51      366,124     4.00     321,297     3.51

--------------------------------------------------------------------------------------------------------------


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

The Company uses simulation analysis to measure the sensitivity of net interest income over a specified time period (generally 1 year) under various interest-rate scenarios using various assumptions such as those discussed above. The Company's policy on interest rate risk specifies that if interest rates were to shift immediately up or down 300 basis points, estimated net interest income should change by less than 10%. Management estimates, based on its simulation model, that an instantaneous 300 basis point increase in interest rates at September 30, 1998 would result in less than a 2% decrease in net interest income over the next 12 months while a 300 basis point decrease in rates would result in approximately a 5% decrease in net interest income over the next 12 months. The Company estimates that the exposure of the Company's net interest income to gradual and/or modest changes in interest rates is relatively small. For example, using the Company's "most likely" rate scenario, which reflects only modest changes in interest rates for the next twelve months, the net interest income of the Company fluctuates less than 1% compared to a flat scenario. It should be emphasized that the foregoing results are highly dependent on material assumptions such as those discussed above.

The Company, as a result of acquisitions, has acquired two interest rate floors with a combined notional amount of $20 million, expiring from 1999-2000. The Company has no direct or contingent liability as a result of these floors, which were purchased to protect certain rate-sensitive assets against falling interest rates.

The Company has purchased interest rate floors tied to the CMT index to mitigate the prepayment risk associated with mortgage servicing rights. The value of the CMT floors is inversely related to movements in interest rates, while the value of the servicing rights is positively related to movements in interest rates. When rates decline, people are more likely to refinance their mortgages, which reduces the value of the servicing rights to the Company. When rates increase, the opposite is true. In the event that interest rates fall, any resulting increase in the value of the CMT floors are intended to offset, in part, the prospective impairment of the servicing rights. During the third quarter of 1998, the value of the CMT floor increased by $2.2 million and this gain was recognized by the Company as part of Mortgage Banking Services income. At September 30, 1998, the Company had $100 million in notional amount of CMT floors which expire in 2003.

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

PENDING ACQUISITION

On July 20, 1998, the Company announced that it had reached a definitive agreement to acquire SIS Bancorp, Inc. ("SIS"). Under the terms of the agreement, the shareholders of SIS will receive 2.25 shares of the Company's common stock plus cash in lieu of any fractional shares. Consummation of the acquisition is subject to, among other things, all necessary regulatory approvals and other customary conditions. The SIS acquisition is expected to be completed by the end of 1998 and will be accounted for as a pooling-of-interests.

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

Item 5.      Other Information - not applicable.

Item 6.      Exhibits and reports on Form 8-K.

             (a)   (i).  Exhibit 10 - 1996 Equity Incentive Plan, as amended
                   (ii). Exhibit 27 - Financial Data Schedule.

             (b)   Reports on Form 8-K - None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PEOPLES HERITAGE FINANCIAL GROUP, INC.

Date  November 16, 1998                 By: /s/ William J. Ryan
                                            ------------------------------
                                            William J. Ryan
                                            Chairman, President and
                                            Chief Executive Officer

Date  November 16, 1998                 By: /s/ Peter J. Verrill
                                            ------------------------------
                                            Peter J. Verrill
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial and
                                            accounting officer)