Form 10-K405
period 1998-12-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1999-03-25
CIK 829750

           ==========================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1998


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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999, the aggregate market value of the 103,021,370 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 1,048,674 shares held by all directors and executive officers of the Registrant as a group (excluding the effects of unexercised stock options), was $1.9 billion. This figure is based on the last sale price of $18.41 per share of the Registrant's Common Stock on March 19, 1999, as reported in THE WALL STREET JOURNAL on March 22, 1999. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 19, 1999: 104,070,044

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 14 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

           ==========================================================

PART I.

ITEM 1.  BUSINESS

THE COMPANY

         Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank and financial services holding company which is incorporated under the laws of the State of Maine. The Company conducts business from its executive offices in Portland, Maine and, as of December 31, 1998, 188 offices located in Maine, New Hampshire and Massachusetts. At December 31, 1998, the Company had consolidated assets of $10.1 billion and consolidated shareholders' equity of $762 million. Based on total assets at December 31, 1998, the Company is the largest independent bank holding company headquartered in northern New England and the fifth largest independent bank holding company headquartered in New England.

         The Company offers a broad range of commercial and consumer banking services and products and trust and investment advisory services through three wholly-owned banking subsidiaries: Peoples Heritage Bank ("PHB"), Bank of New Hampshire ("BNH") and Family Bank, FSB ("Family Bank"). PHB is a Maine-chartered bank which operates offices throughout Maine and, through subsidiaries, engages in mortgage banking, financial planning, insurance brokerage and equipment leasing activities. At December 31, 1998, PHB had consolidated assets of $4.2 billion and consolidated shareholder's equity of $333 million. BNH is a New Hampshire-chartered commercial bank which operates offices throughout New Hampshire. At December 31, 1998, BNH had consolidated assets of $4.3 billion and consolidated shareholder's equity of $328 million. Family Bank is a federally-chartered savings bank which operates offices in Massachusetts and southern New Hampshire. At December 31, 1998, Family Bank had consolidated assets of $1.8 billion and consolidated shareholder's equity of $141 million.

         Acquisitions have been, and are expected to continue to be, an important part of the expansion of the Company's business. As of December 31, 1998, the Company had completed three acquisitions accounted for under the pooling-of-interests method and seven acquisitions accounted for under the purchase method since January 1, 1994. In addition, on January 1, 1999, the Company completed the acquisition of SIS Bancorp. Inc. ("SIS"), a holding company for SIS Bank, which was concurrently merged into Family Bank, and Glastonbury Bank & Trust Company, a Connecticut chartered bank which conducts business from eight offices in central Connecticut. Approximately 16,255,885 shares of common stock of the Company were issued in connection with this acquisition, which was accounted for as a pooling-of-interests. SIS had total assets of $2.0 billion and shareholders' equity of $139 million at December 31, 1998.

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

         PHB, BNH and Family Bank provide full trust services to their customers. Each of the Company's banking subsidiaries focuses on offering employee benefit trust services in which it will act as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans for corporate, self-employed, municipal and not-for-profit employers throughout the Company's market areas. In addition, the Company's banking subsidiaries serve as trustee of both living trust and trusts under wills and as such hold, account for and manage financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered the Company's banking subsidiaries. At December 31, 1998, the Company had $3.0 billion of assets held by the trust departments of its banking subsidiaries, which are not included in the Company's consolidated balance sheet for financial reporting purposes.

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

         As a Maine-chartered bank, PHB is subject to regulation and examination by the Superintendent, as a New Hampshire-chartered commercial bank, BNH is subject to regulation and examination by the New Hampshire Bank Commissioner and as a federally-chartered savings bank, Family Bank is subject to regulation and examination by the Office of Thrift Supervision ("OTS"). Each of PHB, BNH and Family Bank is a member of the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and as a result also is subject to regulation and examination by the FDIC.

SUBSIDIARIES

         At December 31, 1998, the Company's only direct subsidiaries were PHB, Bank of New Hampshire Corporation, a holding company for BNH, Peoples Heritage Merger Corp., a holding company for Family Bank, and Peoples Heritage Capital Trust I (the "Trust"). For additional information on the Trust, see Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

         Set forth below is a brief description of certain indirect non-banking subsidiaries of the Company.

         Investments in Real Estate. The Company's banking subsidiaries hold certain investments in real estate. Exclusive of other real estate owned and investments in office properties and facilities, which are discussed under Item 2 hereof, at December 31, 1998 the Company's banking subsidiaries' investments in real estate consisted entirely of interests in limited partnerships formed for the purpose of investing in real estate for lower-income families, elderly housing projects and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1998, the Company's banking subsidiaries investments in these limited partnerships had a carrying value of $18.8 million.

         Equipment Leasing Activities. PHB conducts equipment leasing activities through Peoples Heritage Leasing Corporation, Inc. ("PHLC"). PHLC is headquartered in Portland, Maine and engages in direct equipment leasing activities, primarily involving office equipment, in the Portland, Maine metropolitan area and elsewhere in the States of Maine, New Hampshire and Massachusetts. At December 31, 1998, PHLC had $34.9 million of leases outstanding.

         Financial Planning and Securities Brokerage Activities. PHB conducts financial planning, investment planning and securities brokerage activities through Heritage Investment Planning Group, Inc. ("HIPG"). PHB also offers through HIPG investments in mutual funds and annuities throughout the Company's market areas. HIPG offers its services to individuals and small businesses from its office located in Portland, Maine and from certain of the Company's other locations in Maine, Massachusetts and New Hampshire. Sales professionals at HIPG are registered representatives of Compulife Investor Services, Inc., a registered broker/dealer, and all securities brokerage activities are conducted through Compulife Investor Services, Inc. The sales professionals receive referrals from the Company's branch offices throughout its market areas.

         Insurance Brokerage Activities. PHB conducts insurance brokerage activities through MPN Holdings, the holding company for Morse, Payson & Noyes, which the Company acquired in October 1997, the Catalano Insurance Agency, Inc., which the Company acquired in September 1998, and A.D. Davis, Incorporated, which the Company acquired in December 1998. Morse,

Payson & Noyes is the largest insurance brokerage firm in Maine. Catalano Insurance Agency, Inc. is headquartered in Methuen, Massachusetts, and A.D. Davis, Incorporated is headquartered in North Conway, New Hampshire. During 1998, the Company completed the two acquisitions noted above for an aggregate of 454,864 shares of common stock of the Company and the acquisition of another insurance brokerage agency, which was merged into Morse, Payson & Noyes, for cash.

         In addition, PHB conducts insurance sales activities through HIPG, which offers limited life insurance and long-term care insurance products in Maine as an agent for Compulife, Inc., in conjunction with the sales of investment and annuities products.

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

         The Company also experiences significant competition in the offering of trust services through its subsidiary banks, securities services through HIPG and insurance products through HIPG and the Company's insurance brokerage subsidiaries. This competition comes from a sundry of entities, including other financial institutions, securities brokerage firms and insurance companies.

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

EMPLOYEES

         The Company had approximately 3,334 full-time employees as of December 31, 1998. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

         Limitations of Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

         Capital Requirements. Each of the Company's banking subsidiaries is subject to regulatory capital requirements of the FDIC (in the case of PHB and BNH) and the OTS (in the case of Family Bank) which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company. At December 31, 1998, the regulatory capital of each of the Company's banking subsidiaries substantially exceeded applicable requirements.

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

         At December 31, 1998, each of the Company's banking subsidiaries had capital levels which qualified it as a "well-capitalized" institution under applicable laws and regulations.

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

         Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company's banking subsidiaries had $258 million of brokered deposits outstanding at December 31, 1998.

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

         The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Bank and FNB, the FDIC and the OCC, respectively) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 1998, the CRA rating of the Company's banking subsidiaries was either "outstanding" or "satisfactory."

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

         The Company is subject to Massachusetts financial institution excise tax based on federal taxable income primarily attributable to its Massachusetts affiliates. The tax is computed by adding back tax-exempt income excluded from federal taxable income, state income tax/excise taxes deducted from federal taxable income, and then multiplying the resulting Massachusetts taxable income by 10.91%. Certain affiliates chartered in Massachusetts pay taxes at less than statutory rates.

ITEM 2. PROPERTIES

         At December 31, 1998, the Company conducted its business from its headquarters and main office at One Portland Square, Portland, Maine, and, as of December 31, 1998, 188 offices located in Maine, New Hampshire and Massachusetts. For additional information regarding the Company's lease obligations, see Note 14 to the Consolidated Financial Statements included in
Item 8 hereof.

         The following table sets forth certain information with respect to the offices of the Company as of December 31, 1998.


                                                    Net Book Value of
                                 Number of       Property and Leasehold
   State                      Banking Offices         Improvements          Deposits
-----------                   ---------------    ----------------------    ----------
                                                 (Dollars in Thousands)
PHB                                  75                  $27,168           $2,862,122
BNH                                  78                   28,272            2,896,694
Family Bank                          35                   14,515            1,222,429
                                    ---                  -------           ----------
    Total                           188                  $69,955           $6,981,245
                                    ===                  =======           ==========

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

PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The information contained under the section captioned "Common Stock Prices" on page 64 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report") is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Five-Year Consolidated Financial and Other Data" on page 13 of the Company's Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 31 of the Company's Annual Report is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" on pages 27 and 28 of the Company's Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required are contained on pages 32 through 55 of the Company's Annual Report and are incorporated herein by reference.

PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to "Election of Directors" on pages 2 through 6 and "Executive Officers who are not Directors" on pages 9 and 10 of the definitive Proxy Statement of the Company, dated March 22, 1999 (the "Proxy Statement").

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated by reference to "Compensation of Executive Officers and Transactions with Management" on pages 7 and 8 and 13 through 16 of the Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" on pages 11 and 12 of the Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to "Certain Transactions" on pages 19 and 20 of the Proxy Statement.

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)(1) The following financial statements are incorporated by reference from Item 8 hereof and the Annual Report to Stockholders included herein as
Exhibit 13:

         Consolidated balance sheets at December 31, 1998 and 1997

         Consolidated statements of income for each of the years in the three-year period ended December 31, 1998

         Consolidated statements of changes in shareholders' equity for each of the years in the three-year period ended December 31, 1998

         Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1998

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

         (a)(3) The following exhibits are included as part of this Form 10-K.

EXHIBIT NO.                       EXHIBIT                                               LOCATION
-----------                       -------                                               --------

3(a)(1)      Amended and Restated Articles of Incorporation of                             (1)
              the Company
3(a)(2)      Amendment to the Articles of Incorporation of the                             (2)
              Company
3(b)         Bylaws of the Company
4(a)         Specimen Common Stock certificate                                             (3)
4(b)         Form of Indenture between the Company and Mellon
              Bank, N.A., as trustee                                                       (4)
4(c)         Form of Debenture due 2000                                                    (4)
4(d)         Amended and Restated Declaration of Trust relating to                         (5)
              Peoples Heritage Capital Trust I, dated as of January
              31, 1997, between the Company and the trustees named
              therein
4(e)         Form of Common Securities and form of Capital                                 (5)
              Securities of Peoples Heritage Capital Trust I
              (included as Exhibits to the Amended and Restated
              Declaration included as Exhibit 4(d))
4(f)         Indenture, dated as of January 31, 1997, between the                          (5)
              Company and The Bank of New York, as trustee,
              relating to Junior Subordinated Deferrable Interest
              Debentures due 2027 of the Company
4(g)         Form of Junior Subordinated Deferrable Interest                               (5)
              Debentures due 2027 of the Company (included as
              Exhibit A to the Indenture included as Exhibit 4(f))
4(h)         Series A Capital Securities Guarantee Agreement,                              (6)
              dated as of January 31, 1997, relating to the Series
              A Capital Securities of Peoples Heritage Capital
              Trust I
4(i)         Common Securities Guarantee Agreement, dated as of                            (6)
              January 31, 1997, relating to the Common Securities
              of Peoples Heritage Capital Trust I
10(a)        Amended and Restated Severance Agreement between the                          (7)
              Company and William J. Ryan

EXHIBIT NO.                       EXHIBIT                                               LOCATION
-----------                       -------                                               --------

10(b)        Amended and Restated Severance Agreement between the                          (7)
              Company and Peter J. Verrill
10(c)        Form of Severance Agreement between the Company and                           (6)
              each of R. Scott Bacon, David D. Hindle, John W.
              Fridlington, Carol L. Mitchell and Wendy Suehrstedt
10(d)        Form of Amendment to Severance Agreement between the                          (8)
              Company and each of R. Scott Bacon and David D.
              Hindle
10(e)        Supplemental Retirement Agreement among the Company,                          (9)
              its subsidiaries and William J. Ryan
10(f)        Supplemental Retirement Agreement among the Company,                          (9)
              its subsidiaries and Peter J. Verrill
10(g)        Supplemental Retirement among the Company, its                                (10)
              subsidiaries and John W. Fridlington
10(h)        Form of Supplemental Retirement Agreement among the                           (8)
              Company, its subsidiaries and each of R. Scott Bacon,
              Carol L. Mitchell and Wendy Suehrstedt
10(i)        Senior Officers' Deferred Compensation Plan, as                               (11)
              amended
10(j)        Directors' Deferred Compensation Plan, as amended                             (11)
10(k)        1986 Stock Option and Stock Appreciation Rights Plan,                       (1)(12)
              as amended
10(l)        1986 Employee Stock Purchase Plan, as amended                               (1)(12)
10(m)        Amended and Restated Restricted Stock Plan for Non-                           (6)
              Employee Directors
10(n)        Amended and Restated 1995 Stock Option Plan for Non-                          (13)
              Employee Directors
10(o)(1)     Amended and Restated Thrift Incentive Plan                                    (6)
10(o)(2)     First Amendment to Amended and Restated Thrift                                (6)
              Incentive Plan
10(p)(1)     Profit Sharing Employee Stock Ownership Plan                                  (14)
10(p)(2)     First Amendment to Profit Sharing Employee Stock                              (7)
              Ownership Plan

EXHIBIT NO.                       EXHIBIT                                               LOCATION
-----------                       -------                                               --------

10(p)(3)     Second Amendment to Profit Sharing Employee Stock                             (7)
              Ownership Plan
10(q)        1996 Equity Incentive Plan, as amended                                        (15)
10(r)        Bank of New Hampshire Corporation Executive Excess                            (16)
              Benefit Plan for Paul R. Shea
10(s)        Supplemental Executive Retirement Plan agreement                              (17)
              between The Family Mutual Savings Bank and David D.
              Hindle
10(t)        Split Dollar Insurance Agreement between The Family                           (18)
              Mutual Savings Bank and David D. Hindle
10(u)        Employment Agreement between the Company and F.                               (19)
              William Marshall, Jr.
10(v)        Form of Severance Agreement between the Company and                           (20)
              Christopher W. Bramley
10(w)        Stockholders Rights Agreement, dated September 12,                            (21)
              1989, between the Company and American Stock Transfer
              & Trust Company, as Rights Agent
13           Annual Report to Stockholders for 1998
21           Subsidiaries of the Company
23           Consent of KPMG Peat Marwick LLP
27           Financial Data Schedule

----------------------------

(1) Incorporated by reference to the Agreement and Plan of Merger, dated as of October 27, 1997, between the Company and CFX Corporation, which is included as Exhibit A to the Prospectus/Proxy Statement included in the Form S-4 Registration Statement (No. 333-23991) filed by the Company with the Securities and Exchange Commission ("SEC") on December 31, 1997.

(2) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 23, 1998.

(3) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by the Company with the SEC on February 22, 1988.

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

(8) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1997, filed with the SEC on March 27, 1998.

(9) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1990, filed with the SEC on March 23, 1991.

(10) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1994, filed with the SEC on March 30, 1995.

(11) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1993, filed with the SEC on March 17, 1994.

(12) An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1994, and an amendment to the Employee Stock Purchase Plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 24, 1993.

(13) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 21, 1997.

(14) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33-53236) filed by the Company with the SEC on November 23, 1992.

(15) Exhibit is incorporated by reference to the Form 10-Q report filed by the Company with the SEC on November 16, 1998.

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

(18) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-18613) filed by Family Bancorp.

(19) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on January 4, 1999.

(20) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on April 22, 1998.

(21) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on September 13, 1989.

     The Company's management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(v).

     (b)  Not applicable.

     (c)  See (a)(3) above for all exhibits filed herewith and the Exhibit
Index.

     (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders which are required to be included herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES HERITAGE FINANCIAL GROUP, INC.



By: /s/ William J. Ryan                                    Date: March 22, 1999
    -------------------------------------------
    William J. Ryan
    Chairman, President and Chief
     Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Robert P. Bahre                                        Date: March 22, 1999
--------------------------------------------------
Robert P. Bahre
Director


/s/ P. Kevin Condron                                       Date: March 22, 1999
--------------------------------------------------
P. Kevin Condron
Director


/s/ Everett W. Gray                                        Date: March 22, 1999
--------------------------------------------------
Everett W. Gray
Director



/s/ Andrew W. Greene                                       Date: March 22, 1999
--------------------------------------------------
Andrew W. Greene
Director

/s/ Katherine M. Greenleaf                                 Date: March 22, 1999
--------------------------------------------------
Katherine M. Greenleaf
Director


/s/ Douglas S. Hatfield                                    Date: March 22, 1999
--------------------------------------------------
Douglas S. Hatfield
Director


/s/ David D. Hindle                                        Date: March 22, 1999
--------------------------------------------------
David D. Hindle
Director


/s/ Dana S. Levenson                                       Date: March 22, 1999
--------------------------------------------------
Dana S. Levenson
Director


/s/ Robert A. Marden, Sr.                                  Date: March 22, 1999
--------------------------------------------------
Robert A. Marden, Sr.
Vice Chairman


/s/ Philip A. Mason                                        Date: March 22, 1999
--------------------------------------------------
Philip A. Mason
Director


                                                           Date:
--------------------------------------------------
John M. Naughton
Director



/s/ Malcolm W. Philbrook, Jr.                              Date: March 22, 1999
--------------------------------------------------
Malcolm W. Philbrook, Jr.
Director

/s/ Pamela P. Plumb                                        Date: March 22, 1999
--------------------------------------------------
Pamela P. Plumb
Vice Chairman


                                                           Date:
--------------------------------------------------
Seth A. Resnicoff
Director


/s/ William J. Ryan                                        Date: March 22, 1999
--------------------------------------------------
William J. Ryan
Chairman, President and Chief
 Executive Officer
(principal executive officer)



/s/ Curtis M. Scribner                                     Date: March 22, 1999
--------------------------------------------------
Curtis M. Scribner
Director



/s/ Paul R. Shea                                           Date: March 22, 1999
--------------------------------------------------
Paul R. Shea
Director


/s/ John E. Veasey                                         Date: March 22, 1999
--------------------------------------------------
John E. Veasey
Director



/s/ Peter J. Verrill                                       Date: March 22, 1999
--------------------------------------------------
Peter J. Verrill
Executive Vice President, Chief Operating Officer,
 Chief Financial Officer and Treasurer (principal financial
 and accounting officer)