Form 10-Q
period 1999-03-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1999-05-17
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Yes [ X ]    No  [   ]

The number of shares outstanding of the Registrant's common stock as of May 1, 1999 is:

             Common stock, par value $.01 per share       104,415,577
             --------------------------------------      ------------
                            (Class)                      (Outstanding)

                                      INDEX

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998                         3

                  Consolidated Statements of Income -
                  Three Months ended March 31, 1999 and 1998                   4

                  Consolidated Statements of Changes in
                  Shareholders' Equity - Three months ended
                  March 31, 1999 and 1998                                      5

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 1998                   6

                  Notes to Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

         Item 3.  Quantitative and Qualitative Disclosures                    30
                  about Market Risk

PART II. OTHER INFORMATION
         -----------------

         Item 1.  Legal proceedings                                           30

         Item 2.  Changes in securities                                       30

         Item 3.  Defaults upon senior securities                             30

         Item 4.  Submission of matters to a vote of security holders         30

         Item 5   Other information                                           30

         Item 6   Exhibits and reports on Form 8-K                            30

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share data)
(Unaudited)

                                                                              March 31, 1999        December 31,1998
                                                                              --------------        ----------------
ASSETS
Cash and due from banks                                                         $   325,053            $   415,435
Federal funds sold and other short term investments                                 151,383                283,878
Securities available for sale, at market value                                    4,133,343              2,986,131
Securities held to maturity                                                              --                245,233
Loans and leases held for sale                                                      296,801                517,754
Loans and leases:
   Residential real estate mortgages                                              2,099,833              2,230,615
   Commercial real estate mortgages                                               1,647,042              1,621,890
   Commercial business loans and leases                                           1,197,341              1,146,242
   Consumer loans and leases                                                      2,123,251              2,089,284
                                                                                -----------            -----------
                                                                                  7,067,467              7,088,031
   Less: Allowance for loan and lease losses                                        110,573                110,561
                                                                                -----------            -----------
              Net loans and leases                                                6,956,894              6,977,470
Premises and equipment                                                              143,810                144,574
Goodwill and other intangibles                                                      121,401                124,363
Mortgage servicing rights                                                            45,266                 40,088
Other assets                                                                        420,373                315,313
                                                                                -----------            -----------
                                                                                $12,594,324            $12,050,239
                                                                                ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Regular savings                                                              $ 1,300,211            $ 1,284,074
   Money market and NOW accounts                                                  2,062,179              2,073,793
   Certificates of deposit                                                        3,440,780              3,455,541
   Brokered deposits                                                                204,815                257,570
   Demand deposits                                                                1,209,169              1,305,737
                                                                                -----------            -----------
        Total deposits                                                            8,217,154              8,376,715
Federal funds purchased and securities sold under repurchase agreements             519,801                591,970
Borrowings from the Federal Home Loan Bank of Boston                              2,809,865              1,936,585
Other borrowings                                                                     24,340                 25,659
Other liabilities                                                                    47,986                118,182
                                                                                -----------            -----------
        Total liabilities                                                        11,619,146             11,049,111
                                                                                -----------            -----------

Company obligated, mandatory redeemable securities of subsidiary trust               70,000                100,000
        holding solely parent junior subordinated debentures

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized,                 --                     --
        none issued)
Common stock (par value $0.01 per share, 200,000,000 shares authorized,               1,066                  1,066
       106,647,497 and 106,647,585 shares issued)
Paid in capital                                                                     506,954                509,473
Retained earnings                                                                   446,907                447,438
Unearned compensation                                                                (1,970)                (2,027)
Accumulated other comprehensive income:

Net unrealized loss on securities available for sale                                    (50)                (1,651)
Treasury stock, at cost (2,547,693 shares and 2,845,731 shares)                     (47,729)               (53,171)
                                                                                -----------            -----------
Total shareholders' equity                                                          905,178                901,128
                                                                                -----------            -----------
                                                                                $12,594,324            $12,050,239
                                                                                ===========            ===========


See accompanying Notes to Consolidated Financial Statements.

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except number of shares and per share data)
(Unaudited)

                                                                               Three Months Ended March 31,
                                                                          -------------------------------------
                                                                              1999                     1998
                                                                          ------------             ------------
Interest and dividend income:
   Interest on loans and leases                                           $    154,471             $    169,214
   Interest and dividends on securities                                         55,777                   40,465
                                                                          ------------             ------------
      Total interest and dividend income                                       210,248                  209,679

Interest expense:
   Interest on deposits                                                         64,976                   70,873
   Interest on borrowed funds                                                   37,334                   32,254
                                                                          ------------             ------------
      Total interest expense                                                   102,310                  103,127

      Net interest income                                                      107,938                  106,552
Provision for loan and lease losses                                              3,565                    3,249
                                                                          ------------             ------------
      Net interest income after provision for loan and lease losses            104,373                  103,303

Noninterest income:
   Customer services                                                            10,812                    9,485
   Mortgage banking services                                                     4,205                    7,367
   Insurance commissions                                                         5,282                    2,898
   Trust and investment advisory services                                        4,445                    3,607
   Net securities gains                                                             18                    2,050
   Other noninterest income                                                      4,672                    3,309
                                                                          ------------             ------------
                                                                                29,434                   28,716
Noninterest expenses:
   Salaries and employee benefits                                               40,170                   42,812
   Data processing                                                               7,006                    5,814
   Occupancy                                                                     6,949                    7,159
   Equipment                                                                     4,807                    5,925
   Distributions on securities of subsidiary trust                               1,986                    2,244
   Amortization of goodwill and other intangibles                                2,968                    2,862
   Advertising and marketing                                                     2,333                    2,769
   Special charges                                                              33,235                      900
   Other noninterest expenses                                                   11,550                   14,503
                                                                          ------------             ------------
                                                                               111,004                   84,988

Income before income tax expense                                                22,803                   47,031
Applicable income tax expense                                                    9,309                   15,915
                                                                          ------------             ------------
      Net income                                                          $     13,494             $     31,116
                                                                          ============             ============

Weighted average shares outstanding:
      Basic                                                                103,429,129              102,965,178
      Diluted                                                              104,851,511              105,486,888
Earnings per share:
      Basic                                                               $       0.13             $       0.30
      Diluted                                                                     0.13                     0.29


See accompanying Notes to Consolidated Financial Statements.

PEOPLES  HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
(Unaudited)


                                                                                                             Accumulated
                                                                                                  Compen-       Other
                                                        Par     Paid-in   Retained   sation   Comprehensive   Treasury
                                                       Value    Capital   Earnings    ESOP        Income        Stock       Total
                                                      -----------------------------------------------------------------------------

Balance at December 31, 1998                          $1,066   $509,473   $447,438   $(2,027)    $(1,651)     $(53,171)    $901,128

Common stock issued for employee benefit plans            --         --     (2,009)       --          --         5,442        3,433

Change in unrealized losses on securities available
   for sale,  net of tax                                  --         --         --        --       1,601            --        1,601

Decrease in unearned compensation                         --        244         --        57          --            --          301

Premium on repurchase of trust preferred securities       --     (2,761)        --        --          --            --       (2,761)

Net income                                                --         --     13,494        --          --            --       13,494

Payment of fractional shares                              --         (2)        --        --          --            --           (2)

Cash dividends,  $0.115 per share                         --         --    (12,016)       --          --            --      (12,016)
                                                      -----------------------------------------------------------------------------

Balances at March 31, 1999                            $1,066   $506,954   $446,907   $(1,970)    $   (50)     $(47,729)    $905,178
                                                      =============================================================================


Balances at December 31, 1997                         $1,053   $491,033   $379,017   $(3,123)    $ 7,938      $(29,663)    $846,255

Common stock issued for employee benefit plans             6      6,907       (545)     (459)         --         3,418        9,327

Treasury stock purchased                                  --         --         --        --          --        (1,094)      (1,094)

Change in unrealized gains on securities available
    for sale,  net of tax                                 --         --         --        --      (3,449)           --       (3,449)

Decrease in unearned compensation                         --        313         --       194          --            --          507

Net income                                                --         --     31,116        --          --            --       31,116

Cash dividends                                            --         --     (9,867)       --          --            --       (9,867)
                                                      -----------------------------------------------------------------------------

Balances at March 31, 1998                            $1,059   $498,253   $399,721   $(3,388)    $ 4,489      $(27,339)    $872,795
                                                      =============================================================================

See accompanying Notes to Consolidated Financial Statements.

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                               Three Months Ended March 31,
                                                                                             -------------------------------
                                                                                                 1999                1998
                                                                                             -----------         -----------

Cash flows from operating activities:
   Net Income                                                                                $    13,494         $    31,116
   Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan and lease losses                                                     3,565               3,249
           Provision for depreciation                                                              4,600               5,092
           Amortization of goodwill and other intangibles                                          2,968               2,862
           Net increase (decrease) in net deferred tax liabilities                                  (702)             (7,515)
           ESOP and restricted stock expense                                                         301                 507
           Net (gains) losses realized from sales of securities and consumer loans                   (18)             (2,127)
           Net (gains) realized from sales of loans held for sale (a component  of
                 mortgage banking services)                                                           74              (2,578)
           Net decrease (increase) in mortgage servicing rights                                   (5,178)            (19,841)
           Proceeds from sales of loans held for sale                                            491,963           2,006,880
           Residential loans originated and purchased for sale                                  (271,084)         (2,519,621)
           Net decrease (increase) in interest and dividends receivable and other assets         (10,796)             (9,538)
           Net increase (decrease) in other liabilities                                          (13,745)             (8,688)
                                                                                             -----------         -----------

Net cash provided (used) by operating activities                                             $   215,442         $  (520,202)
                                                                                             -----------         -----------


Cash flows from investing activities:
   Proceeds from maturities and principal repayments of investment securities                $        --         $    19,735
   Purchase of investment securities                                                                  --             (39,777)
   Proceeds from sales of securities available for sale                                           20,635             225,083
   Proceeds from maturities and principal repayments of securities available for sale            417,523             325,654
   Purchases of securities available for sale                                                 (1,338,240)           (357,623)
   Net (increase) decrease in loans and leases                                                    17,011              68,827
   Proceeds from sales of loans                                                                       --              38,250
   Purchase of bank owned life insurance                                                        (150,000)                 --
   Net additions to premises and equipment                                                        (4,133)             (7,726)
                                                                                             -----------         -----------

Net cash provided (used) by investing activities                                             $(1,037,204         $   272,423
                                                                                             -----------         -----------


Cash flows from financing activities:
   Net increase (decrease) in deposits                                                       $  (159,561)        $   261,213
   Net increase (decrease) in securities sold under repurchase agreements                        (72,169)            (10,960)
   Proceeds from Federal Home Loan Bank of Boston borrowings                                   1,020,000           1,010,421
   Payments on Federal Home Loan Bank of Boston borrowings                                      (146,720)           (850,037)
   Net increase (decrease) in other borrowings                                                    (1,319)               (135)
   Repurchase of trust preferred securities                                                      (32,761)                 --
   Issuance of stock                                                                               3,431               9,327
   Purchase of treasury stock                                                                         --              (1,094)
   Cash dividends paid to shareholders                                                           (12,016)             (9,867)
                                                                                             -----------         -----------

Net cash provided by financing activities                                                    $   598,885         $   408,868
                                                                                             -----------         -----------

Increase (decrease) in cash and cash equivalents                                             $  (222,877)        $   161,089
   Cash and cash equivalents at beginning of period                                              699,313             390,426
                                                                                             -----------         -----------
   Cash and cash equivalents at end of period                                                $   476,436         $   551,515
                                                                                             ===========         ===========

For the three months ended March 31, 1999 and 1998, interest of $101,484 and $103,342 and income taxes of $910 and $2,440 were paid, respectively.

See accompanying Notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1998 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

On January 1, 1999, the Company completed the acquisition of SIS Bancorp, Inc. ("SIS"), which was accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. At December 31, 1998, SIS had total assets of $2.0 billion and total shareholders' equity of $139 million. Effective January 1, 1999, the Company transferred all securities classified by SIS as "held to maturity" to "available for sale." This transfer was done to be consistent with the Company's interest rate risk management policies.

NOTE 2 - OTHER COMPREHENSIVE INCOME

The components of total comprehensive income for the Company are net income and unrealized gains (losses) on securities available for sale, net of tax. The following is a reconciliation of comprehensive income for the three month periods ended March 31, 1999 and 1998.


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 --------------------
                                                                                    1999         1998
                                                                                 -------      -------

     Net income                                                                  $13,494      $31,116

     Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities:
               Unrealized holding gains (losses) arising during the period         1,613       (2,116)
     Less: reclassification adjustment for gains included in net income               12        1,333
                                                                                 -------      -------
     Net                                                                           1,601       (3,449)
                                                                                 -------      -------

     Comprehensive income                                                        $15,095      $27,667
                                                                                 =======      =======

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

On January 1,1999, Peoples Heritage Financial Group, Inc. (the "Company" or "PHFG") completed the acquisition of SIS Bancorp, Inc. ("SIS"), which was accounted for under the pooling-of-interests method. Accordingly, the consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. The Company recognized $18.8 million of after-tax merger-related charges in the first quarter of 1999. Results excluding merger-related and other special charges are referred to herein as operating. At December 31, 1998, SIS had total assets of $2.0 billion and total shareholders' equity of $139 million.


SUMMARY

The Company reported net income of $13.5 million, or $0.13 per diluted share, for the first quarter of 1999. This compares with $31.1 million, or $0.29 per diluted share, for the first quarter of 1998 and $31.9 million, or $0.30 per diluted share, for the fourth quarter of 1998. Special charges recorded in the first quarter of 1999 consisted of $25.9 million ($18.8 million net of tax) related to the SIS merger and $7.4 million ($5.3 million net of tax) related to the Company's decision to discontinue the correspondent mortgage business. See Table 5 for more information related to special charges.

The Company reported operating income of $37.6 million, or $0.36 per diluted share, for the first quarter of 1999 compared with $31.7 million, or $0.30 per diluted share, for the first quarter of 1998 and $36.2 million, or $0.34 per diluted share for the fourth quarter of 1998. This represents a 20% increase in operating earnings per diluted share, compared to the same period last year and an 24% annualized increase compared to the fourth quarter of 1998.

First quarter operating return on equity was 17.23%, which compared to 15.06% in the first quarter of 1998 and 16.13% in the fourth quarter of 1998. The first quarter operating return on assets was 1.25%, which compared to 1.13% for the same period in 1998 and 1.22% in the fourth quarter of 1998.

The improved operating results for the first quarter of 1999, compared to the first quarter of 1998, primarily reflect solid noninterest income growth coupled with cost savings achieved as a result of the CFX and SIS acquisitions. Noninterest income excluding securities gains grew 14% compared to the first quarter of 1998. Operating non-interest expense decreased 8%, resulting in an efficiency ratio (exclusive of distributions on securities of subsidiary trust, special charges, and net securities gains) of 55.17% for the first quarter of 1999 compared to 61.44% for the first quarter of 1998 and 57.44% for the fourth quarter of 1998. Selected quarterly data and ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

TABLE 1 - Selected Quarterly Data
(Dollars in thousands, except per share data)

                                                                  1999         1998        1998          1998        1998
                                                                  First       Fourth       Third        Second       First
                                                                ------------------------------------------------------------
Net interest income                                             $107,938     $106,233     $107,469     $106,219     $106,552
Provision for loan and lease losses                                3,565        3,973        3,973        3,235        3,249
                                                                ------------------------------------------------------------
Net interest income after loan and lease loss provision          104,373      102,260      103,496      102,984      103,303

Noninterest income (excluding securities transactions)            29,416       28,350       27,499       30,272       26,666
Net securities gains                                                  18        2,395        1,457            2        2,050
Noninterest expenses (excluding special charges)                  77,769       79,574       78,296       79,873       84,088
Special charges(1)                                                33,235        3,798           --       34,474          900

                                                                ------------------------------------------------------------
Income before income taxes                                        22,803       49,633       54,156       18,911       47,031
Income tax expense                                                 9,309       17,703       16,914        6,375       15,915
                                                                ------------------------------------------------------------
Net income                                                      $ 13,494     $ 31,930     $ 37,242     $ 12,536     $ 31,116
                                                                ============================================================

Earnings per share:
Basic                                                           $   0.13     $   0.31     $   0.36     $   0.12     $   0.30
Diluted                                                             0.13         0.30         0.35         0.12         0.29

Operating earnings per share (excluding special charges):
Basic                                                               0.36         0.35         0.36         0.35         0.31
Diluted                                                             0.36         0.34         0.35         0.35         0.30

Return on average assets(2)                                         0.45%        1.07%        1.27%        0.43%        1.10%
Return on average equity(2)                                         6.19%       14.21%       17.23%        5.86%       14.79%

Return on average assets (excluding special charges)(2)             1.25%        1.22%        1.27%        1.27%        1.13%
Return on average equity (excluding special charges)(2)            17.23%       16.13%       17.23%       17.08%       15.06%

Efficiency ratio(3)                                                55.17%       57.44%       56.33%       56.84%       61.44%


(1) Special charges consists of merger-related expenses and one-time charges related to discontinuing the correspondent mortgage business.
(2) Annualized
(3) Excludes distributions on securities of subsidiary trust, special charges and net securities gains.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully-taxable-equivalent net interest income in the first quarter of 1999 remained relatively flat compared to the first and fourth quarters of 1998. The favorable effect of increased levels of average earning assets was offset by lower margins as higher rate assets continued to prepay and new loans, refinancings and investments are being booked at lower market rates. Table 2 shows the 1999 and 1998 quarterly average balances and net interest income by category and Table 3 shows the changes in tax equivalent net interest income by category due to changes in rate and volume. The net interest margin for the first quarter of 1999 was 3.86% compared to 4.13% for the first quarter of 1998 and 3.90% in the fourth quarter of 1998. The decline in the net interest margin reflects the decrease in average loan yields due to the repricing and mix of interest earning assets and an increase in average borrowings as a percent of total average fundings. It is expected that competitive pressure on pricing of loans and deposits will continue. See "Interest Rate Risk and Asset Liability Management" below.

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

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                           1999 First Quarter                         1998 Fourth Quarter
                                                  -------------------------------------    --------------------------------------
                                                                              Yield/(1)                                 Yield/(1)
                                                  Average Balance  Interest     Rate       Average Balance  Interest      Rate
                                                  -------------------------------------    --------------------------------------

Loans and leases(2):
  Residential real estate mortgages                 $ 2,556,325    $ 47,050     7.36%        $ 2,919,838    $ 53,662       7.35%
  Commercial real estate mortgages                    1,653,097      36,880     9.05           1,611,739      38,667       9.52
  Commercial loans and leases                         1,139,847      25,784     9.17           1,126,061      24,598       8.67
  Consumer loans and leases                           2,127,014      45,073     8.59           2,092,081      45,308       8.59
                                                    -----------------------                  -----------------------
     Total loans and leases                           7,476,283     154,787     8.36           7,749,719     162,235       8.33
Securities(3)                                         3,583,507      54,105     6.05           3,010,073      45,319       5.97
Federal funds sold and other short
  term investments                                      186,465       1,820     3.96             167,001       2,233       5.30
                                                    -----------------------                  -----------------------
   Total earning assets                              11,246,255     210,712     7.55          10,926,793     209,787       7.63
                                                                   --------                                 --------
Nonearning assets                                       912,961                                  898,969
                                                    -----------                              -----------
   Total assets                                     $12,159,216                              $11,825,762
                                                    ===========                              ===========

Interest-bearing deposits:

  Regular savings                                   $ 1,283,505       6,445     2.04         $ 1,283,063       7,198       2.23
  NOW and money market accounts                       2,036,837      12,006     2.39           2,017,616      13,018       2.56
  Certificates of deposit                             3,449,865      43,893     5.16           3,484,536      46,997       5.35
  Brokered deposits                                     211,412       2,632     5.05             249,110       3,635       5.79
                                                    -----------------------                  -----------------------
    Total interest-bearing deposits                   6,981,619      64,976     3.77           7,034,325      70,848       4.00
Borrowed funds                                        2,923,476      37,334     5.18           2,387,353      31,874       5.30
                                                    -----------------------                  -----------------------
    Total interest-bearing liabilities                9,905,095     102,310     4.19           9,421,678     102,722       4.33
                                                                   --------                                 --------
Non-interest bearing deposits                         1,235,688                                1,308,902
Other liabilities (3)                                    46,166                                  103,862
Securities of subsidiary trust                           88,000                                  100,000
Shareholders' equity (3)                                884,267                                  891,320
                                                    -----------                              -----------
   Total liabilities and shareholders' equity       $12,159,216                              $11,825,762
                                                    ===========                              ===========

Net earning assets                                  $ 1,341,160                              $ 1,505,115
                                                    ===========                              ===========

Net interest income (fully-taxable equivalent)                      108,402                                  107,065
Less: fully-taxable equivalent adjustments                             (464)                                    (832)
                                                                   --------                                 --------
   Net interest income                                             $107,938                                 $106,233
                                                                   =========                             ============
Net interest rate spread (fully-taxable equivalent)                             3.36%                                      3.30%
Net interest margin (fully-taxable equivalent)                                  3.86%                                      3.90%

(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

 TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                                1998 Third Quarter                     1998 Second Quarter
                                                       ------------------------------------    ------------------------------------
                                                                                  Yield/(1)                               Yield/(1)
                                                       Average Balance  Interest    Rate       Average Balance  Interest    Rate
                                                       ------------------------------------    ------------------------------------

Loans and leases (2)
  Residential real estate mortgages                      $ 3,272,641    $ 61,006    7.46%        $ 3,363,259    $ 62,583     7.44%
  Commercial real estate mortgages                         1,594,023      38,186    9.50           1,600,841      37,693     9.44
  Commercial loans and leases                              1,122,187      25,828    9.13           1,090,450      25,418     9.35
  Consumer loans and leases                                2,006,297      45,011    8.90           2,017,090      44,618     8.87
                                                         -----------------------                 -----------------------
    Total loans and leases                                 7,995,148     170,031    8.46           8,071,640     170,312     8.45
Securities (3)                                             2,583,739      39,833    6.12           2,462,955      38,478     6.27
Federal funds sold and other short term investments           97,657       1,295    5.26              96,298         634     2.64
                                                         -----------------------                 -----------------------
    Total earning assets                                  10,676,544     211,159    7.87          10,630,893     209,424     7.90
                                                                        --------                                --------
Nonearning assets                                            924,025                                 948,706
                                                         -----------                             -----------
    Total assets                                         $11,600,569                             $11,579,599
                                                         ===========                             ===========

Interest-bearing deposits:
   Regular savings                                       $ 1,306,657       7,960    2.42         $ 1,361,919       8,094     2.38
   NOW and money market accts.                             1,938,800      11,989    2.45           1,915,109      12,239     2.56
   Certificates of deposit                                 3,437,848      47,046    5.43           3,472,084      47,232     5.46
   Brokered deposits                                         280,012       4,147    5.88             315,289       4,507     5.73
                                                         -----------------------                 -----------------------
 Total interest-bearing deposits                           6,963,317      71,142    4.05           7,064,401      72,072     4.09
Borrowed funds                                             2,285,054      31,600    5.49           2,215,643      30,323     5.49
                                                         -----------------------                 -----------------------
 Total interest-bearing liabilities                        9,248,371     102,742    4.41           9,280,044     102,395     4.43
                                                                        --------                                --------
Non-interest bearing deposits                              1,260,212                               1,220,460
Other liabilities (3)                                        134,455                                 120,338
Securities of subsidiary trust                               100,000                                 100,000
Shareholders' equity (3)                                     857,531                                 858,757
                                                         -----------                             -----------
Total liabilities and shareholders' equity               $11,600,569                             $11,579,599
                                                         ===========                             ===========

Net earning assets                                       $ 1,428,173                             $ 1,350,849

Net interest income (fully-taxable equivalent)                           108,417                                 107,029
Less: fully-taxable equivalent adjustments                                  (948)                                   (810)
                                                                        --------                                --------
   Net interest income                                                  $107,469                                $106,219
                                                                        ========                                ========
Net interest rate spread (fully-taxable equivalent)                                 3.46%                                    3.47%
Net interest margin (fully-taxable equivalent)                                      4.05%                                    4.03%

(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                                    1998 First Quarter
                                                          -------------------------------------
                                                                                      Yield/(1)
                                                          Average Balance  Interest     Rate
                                                          -------------------------------------

Loans and leases (2):
     Residential real estate mortgages                      $ 3,388,356    $ 64,971     7.75%
     Commercial real estate mortgages                         1,596,801      37,644     9.56
     Commercial loans and leases                              1,015,809      23,143     9.25
     Consumer loans and leases                                1,972,781      43,671     8.98
                                                            -----------------------
          Total loans and leases                              7,973,747     169,429     8.61
Securities (3)                                                2,439,674      39,521     6.57
Federal funds sold and other short term investments              90,671       1,290     5.77
                                                            -----------------------
          Total earning assets                               10,504,092     210,240     8.11
                                                                           --------
Nonearning assets                                               918,811
                                                            -----------
          Total assets                                      $11,422,903
                                                            ===========

Interest-bearing deposits:
     Regular savings                                        $ 1,372,469       8,470     2.50
     NOW and money market accounts                            1,809,653      11,524     2.58
     Certificates of deposit                                  3,452,992      46,633     5.48
     Brokered deposits                                          290,177       4,246     5.93
                                                            -----------------------
          Total interest-bearing deposits                     6,925,291      70,873     4.15
Borrowed funds                                                2,334,920      32,254     5.60
                                                            -----------------------
          Total interest-bearing liabilities                  9,260,211     103,127     4.52
                                                                           --------
Non-interest bearing deposits                                 1,123,814
Other liabilities (3)                                            85,381
Securities of subsidiary trust                                  100,000
Shareholders' equity (3)                                        853,497
                                                            -----------
          Total liabilities and shareholders' equity        $11,422,903
                                                            ===========

Net earning assets                                          $ 1,243,881

Net interest income (fully-taxable equivalent)                              107,113
Less: fully-taxable equivalent adjustments                                     (561)
                                                                           --------
          Net interest income                                              $106,552
                                                                           ========
Net interest rate spread (fully-taxable equivalent)                                     3.59%
Net interest margin (fully-taxable equivalent)                                          4.13%

(1) Annualized.
(2) Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by old volume),
(2) changes in volume (change in volume multiplied by old rate) and (3) changes in rate/volume (changes in rate multiplied by change in volume).

TABLE 3 -  RATE VOLUME ANALYSIS
(Dollars in thousands)

                                                                   Three Months Ended March 31, 1999 vs. 1998
                                                                           Increase (decrease) due to
                                                              ---------------------------------------------------
                                                                                           Rate &         Total
                                                               Volume         Rate        Volume(1)       Change
                                                              ---------------------------------------------------

Interest income:
Loans and leases                                              $(10,561)     $(4,915)        $ 804        $(14,672)
Securities available for sale                                   18,530       (3,128)         (818)         14,584
Federal funds sold and other short term investements             1,363         (405)         (428)            530
                                                              ---------------------------------------------------
Total interest income                                            9,332       (8,448)        $(442)            442
                                                              ---------------------------------------------------

Interest expense:
Interest-bearing deposits
   Regular savings                                                (548)      (1,557)           80          (2,025)
   NOW and money market accts                                    1,445         (848)         (115)            482
   Certificates of deposit                                         (42)      (2,725)           (1)         (2,768)
   Brokered deposits                                            (1,152)        (629)          167          (1,614)
                                                              ---------------------------------------------------
Total interest-bearing deposits                                   (297)      (5,759)          131          (5,925)

Borrowed funds                                                   8,127       (2,418)         (631)          5,078
                                                              ---------------------------------------------------
Total interest expense                                           7,830       (8,177)         (500)           (847)

Net interest income (fully taxable equivalent)                $  1,502      $  (271)        $  58        $  1,289
                                                              ===================================================

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NON-INTEREST INCOME

First quarter non-interest income of $29.4 million increased 3% from the first quarter of 1998, but decreased 4% from the fourth quarter of 1998. The increase over the first quarter of 1998 related to insurance agency commissions ($2.4 million or 82%), customer service income ($1.3 million or 14%) and trust/investment advisory service fees ($838 thousand or 23%). These increases were offset by a $2.3 million decline in mortgage banking income due primarily to discontinuance of the correspondent lending business in the first quarter of 1999, and lower securities gains ($2.0 million). The decline from the fourth quarter of 1998 was due mainly to lower securities gains ($2.4 million). Customer service fees declined slightly from the fourth quarter as certain service charges were waived for SIS customers during the period of system conversions.

Trust and investment advisory services income reflects the continued growth in trust assets under management and increased commissions earned on sales of third party mutual funds and annuities. Assets under management were $3.1 billion at March 31, 1999 and $3.0 billion at both December 31, 1998 and March 31, 1998.

Customer services income increased 14% from the first quarter of 1998 and decreased 2% from the fourth quarter of 1998. The increase from the first quarter of last year was primarily attributable to growth in the number of transaction accounts and increased ATM fees while the decline from the fourth quarter of 1998 was due to waived fees for SIS customers during system conversion.

Mortgage banking services income of $4.2 million, $4.9 million and $7.4 million provided 14%, 16% and 26% of noninterest income for the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998, respectively. Mortgage banking income declined in the first quarter largely because of discontinuing the correspondent mortgage lending business in January 1999. See "Special Charges" below for a discussion of the costs to discontinue the correspondent mortgage lending business. Mortgage sales income decreased $3.8 million from the fourth quarter of 1998 which was largely offset by lower valuation adjustments to the mortgage servicing rights asset and hedging instruments. The amount of loans serviced for others was $4.3 billion, $4.2 billion and $7.0 billion at March 31, 1999, December 31, 1998 and March 31, 1998, respectively. The Company recorded $1.6 million in mortgage servicing income in the first quarter of 1999 compared to $1.1 million in the fourth quarter of 1998 and $4.1 million in the first quarter of 1998. See Table 4 for a summary of mortgage banking services income by quarter for 1999 and 1998.

Capitalized mortgage servicing rights amounted to $45 million at March 31, 1999, compared to $40 million at December 31, 1998 and $80 million at March 31, 1998. The decrease from the first quarter last year was due to the sale of mortgage servicing rights totaling $59 million in the third and fourth quarters of 1998. See Table 4 for details. Because mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to capitalized mortgage servicing rights and effects on mortgage banking income, the Company has established a hedge program against a portion of its capitalized mortgage servicing rights to help protect its value and mortgage banking income. Notwithstanding the foregoing, there can be no assurance that significant declines in interest rates will not have a material impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in mitigating the effects of such a decline.

TABLE 4 - MORTGAGE BANKING SERVICES
(Dollars in thousands)

                                                                              At or for the Three Months Ended
                                                               3/31/99      12/31/98       9/30/98       6/30/98       3/31/98
                                                             ------------------------------------------------------------------

RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS                 $4,328,668    $4,243,181    $5,289,015    $7,374,982    $6,974,292
                                                             ==================================================================

MORTGAGE BANKING SERVICES INCOME:
      Residential mortgage sales income                      $    3,313    $    7,123    $    8,124    $    4,596    $    3,280

      Residential mortgage servicing income, net                  1,559         1,137         2,320         3,599         4,087

      Impairment reserve for mortgage servicing rights              950        (4,545)       (6,182)         (359)           --

      Valuation adjustments - interest rate floor                (1,600)          200         2,180            --            --

      Gain (loss) on sale of mortgage servicing                     (17)          958          (997)        1,681            --
                                                             ------------------------------------------------------------------

      Total                                                  $    4,205    $    4,873    $    5,445    $    9,517    $    7,367
                                                             ==================================================================

MORTGAGE SERVICING RIGHTS:

      Balance at beginning of period                         $   40,088    $   57,640    $   96,056    $   80,278    $   60,638

      Mortgage servicing rights capitalized
         and purchased                                            7,535         6,803        13,940        24,364        35,709

      Amortization charged against
         mortgage servicing fee income                           (2,828)       (3,644)       (3,161)       (3,647)       (3,918)

      Impairment reserve                                            950        (4,545)       (6,182)         (359)           --

      Mortgage servicing rights sold                               (479)      (16,166)      (43,013)       (4,580)      (12,151)
                                                             ------------------------------------------------------------------

      Balance at end of period                               $   45,266    $   40,088    $   57,640    $   96,056    $   80,278
                                                             ==================================================================

NON-INTEREST EXPENSE

Excluding special charges, amortization of intangibles and distribution on securities of subsidiary trust, non-interest expense decreased $6.2 million from the first quarter of 1998 and decreased $1.5 million from the fourth quarter of 1998. The decreases were the results of cost savings from the integration of recent acquisitions as well as efforts by management to control noninterest expense. The efficiency ratio was 55.17%, 61.44% and 57.44% for the quarters ended March 31, 1999, March 31, 1998 and December 31, 1998, respectively, excluding special charges, distributions on securities of subsidiary trust and net securities gains.

Salaries and benefits expense of $40.2 million decreased $2.6 million from the first quarter of last year and decreased $1.6 million from the fourth quarter of 1998. Back office staff reductions related to the CFX and SIS mergers were the main reason for these declines.

Occupancy expense decreased $210 thousand from the first quarter of 1998 and $368 thousand from the fourth quarter of 1998. The decrease from the first quarter of 1998 was primarily due to the divestiture of five branches in the second quarter of 1998 and the consolidation of certain other branch offices, all related to the CFX acquisition. The Company had 221 branch offices at March 31, 1999 as compared to 230 branch offices at March 31, 1998.

Data processing expense increased $1.2 million from the first quarter of last year and decreased $210 thousand from the fourth quarter of 1998. The increase from last year was due to increased volumes as the Company continues to grow, the cost of upgrades to a larger mainframe, new systems initiatives and the costs of year 2000 testing.

Equipment expense decreased $1.1 million from the first quarter of last year and $462 thousand from the fourth quarter of 1998, while advertising and marketing expense decreased $436 thousand and $45 thousand from the first quarter of 1998 and the fourth quarter of 1998, respectively. The decreases in equipment and advertising and marketing expenses were primarily due to cost savings and efficiencies related to the SIS and CFX acquisitions.

Amortization of goodwill and other intangibles during the first quarter of 1999 increased $106 thousand from the first quarter of 1998 due to the goodwill associated with the fourth quarter 1998 purchase acquisitions of two insurance agencies.

SPECIAL CHARGES
Special charges of $33.2 million pre-tax were incurred during the first quarter of 1999 which included merger related expenses of $25.9 million and $7.4 million related to discontinuing the correspondent mortgage lending business. In the fourth quarter of 1998, SIS recorded special charges of $3.8 million pre-tax related to costs incurred in connection with its' then pending acquisition by PHFG, as well as a write-down of $1.6 million related to its deferred tax asset in anticipation of a lower state effective tax rate in future periods. In the first quarter of 1998, the Company recorded special charges of $900 thousand pre-tax in connection with the then pending merger with CFX. On an after-tax basis, special charges amounted to $24.1 million, $4.3 million and $585 thousand for the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

The following table summarizes activity related to special charges recorded since December 31, 1998 and shows the balance as of March 31, 1999.

TABLE 5 - SPECIAL CHARGES
(Dollars in thousands)

                                            Special Charges in First Quarter 1999
                                            -------------------------------------
                                                         Discontinuing               Plus:
                                                         Correspondent              Accrual                             Accrual
                                                           Mortgage                Balance at      Cash       Write-   Balance at
                                              Merger       Business       Total     12/31/98   Transactions    Downs    3/31/99
                                             -------     -------------   -------   ----------  ------------   ------   ----------

 Severance costs                             $11,345        $1,986       $13,331    $    32      $ (7,321)    $    0    $ 6,042
 Data processing/systems integration           5,176            --         5,176         --        (3,827)        --      1,349
 Professional fees                             3,314         1,793         5,107         --        (3,676)        --      1,431
 Asset write-downs and lease terminations      4,067         1,293         5,360         --          (308)      (297)     4,755
 Customer  communications                      1,148            --         1,148         --          (944)        --        204
 Fund charitable foundation                    3,000            --         3,000         --        (3,000)        --         --
 Correspondent losses                             --           957           957         --          (957)        --         --
 Pension curtailment gain                     (4,000)           --        (4,000)        --            --         --     (4,000)
 Other costs                                   1,821         1,335         3,156      1,131        (1,867)        --      2,420
                                             -----------------------------------    -------      --------     ------    -------
                                             $25,871(1)     $7,364(2)    $33,235    $ 1,163      $(21,900)    $ (297)   $12,201
                                             ===================================    =======      ========     ======    =======

     (1) On an after-tax basis merger charges amounted to $18,779.

     (2) On an after-tax basis charges for discontinuing the correspondent mortgage business amounted to $5,300.



Other noninterest expenses for the first quarter of 1999 decreased $3.0 million from the first quarter of 1998 and increased $454 thousand from the fourth quarter of 1998. The following table summarizes the principal components of other non-interest expenses by quarter.

TABLE 6 - OTHER NON-INTEREST EXPENSES
(Dollars in thousands)

                                         1999          1998         1998          1998        1998
                                         First        Fourth        Third        Second       First
                                        Quarter      Quarter       Quarter       Quarter     Quarter
                                        ------------------------------------------------------------
Miscellaneous loan costs                $ 1,934       $1,245        $1,701        $2,216     $ 1,264
Telephone                                 2,561        2,306         2,315         1,951       1,973
Postage and freight                       2,103        1,892         1,541         1,884       1,887
Office supplies                           1,471        1,719         1,677         2,037       1,773
Deposits and other assessments              668          651           658           675         705
Collection and carrying costs
    of non-performing assets                701          731           567           846         737
Other                                     2,112        2,552         2,777         5,593       6,164
                                        ------------------------------------------------------------

Total                                   $11,550      $11,096       $11,236       $15,202     $14,503
                                        ============================================================


TAXES

The first quarter of 1999 effective tax rate, excluding the effect of special charges, was 33% compared to 34% for the first quarter of 1998 and 32% in the fourth quarter of 1998. The slight decrease in the effective tax rate from the first quarter of 1998 was primarily attributable to increased levels of bank-owned life insurance (BOLI) and state tax planning initiatives.

FINANCIAL CONDITION


LOANS AND LEASES

Average loans of $7.5 billion during the first quarter of 1999 decreased 3% from the fourth quarter of 1998 and 6% from the first quarter of 1998. The decreases were primarily due to declines in loans held for sale and prepayments on residential real estate loans. Loans as a percent of average earning assets were 66% at March 31, 1999 compared to 76% at March 31, 1998.

Average residential real estate loans (which includes mortgage loans held for sale) of $2.6 billion during the first quarter of 1999 declined $832 million from the first quarter of last year. Mortgage loans held for sale amounted to $296 million at March 31, 1999 and $930 million at March 31, 1998.

Average commercial real estate loans of $1.7 billion increased 4% from the first quarter of last year. The average yield on commercial real estate loans during the first quarter of 1999 was 9.05% as compared to 9.56% in the first quarter of 1998, which is indicative of increased competition and lower prevailing interest rates. Market forces have also influenced the term of new commercial real estate loans as customers are frequently requesting fixed rates and longer terms.

Commercial loans averaged $1.1 billion during the first quarter of 1999, an increase of 12% over the first quarter of 1998. The yield on commercial loans decreased to 9.17% in the first quarter of 1999 from 9.25% in the first quarter of 1998.

Average consumer loans of $2.1 billion during the first quarter of 1999 increased 8% from the first quarter of 1998. The increase was primarily in indirect automobile, student and home equity loans. The average yield on consumer loans declined from 8.98% in the first quarter of 1998 to 8.59% in the first quarter of 1999.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $3.6 billion during the first quarter of 1999, as compared to $3.0 billion in the fourth quarter of 1998 and $2.4 billion in the first quarter of 1998, and consisted primarily of U.S. Treasury securities and mortgage-backed securities, most of which are seasoned 15 year agency securities. Other securities consisted of collateralized mortgage obligations and asset-backed securities. Substantially all securities are rated AAA or equivalently rated. The average yield on securities was 6.05%, 5.93%, and 6.57% for the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998, respectively. The decline in yields was due to reinvestment of maturing securities at lower yields during a declining interest rate environment and increased amortization of premiums as prepayments on mortgage backed securities have accelerated. Securities available for sale are carried at fair value and had a pre-tax unrealized loss of $191 thousand and $2.1 million at March 31, 1999 and December 31, 1998, respectively.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $60.1 million at March 31, 1999, or 0.48% of total assets, compared to $67.2 million at December 31, 1998 and $80.1 million at March 31, 1998. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 30% of the total loan portfolio at March 31, 1999, as compared with 31% at December 31, 1998. The Company's residential loans are generally secured by 1-4 family homes and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At March 31, 1999, 0.48% of the Company's residential loans were nonperforming, as compared with 0.44% at December 31, 1998.

The Company's commercial real estate loan portfolio accounted for 23% of the total loan portfolio at March 31, 1999 and December 31, 1998. At March 31, 1999, 1.08% of the Company's commercial real estate loans were nonperforming, as compared with 1.23% at December 31, 1998.

The Company's commercial business loan portfolio accounted for 17% of the total loan portfolio at March 31, 1999 and 16% at December 31, 1998. Commercial business loans are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts and Connecticut. The Company's commercial business loans are generally to small and medium size businesses located within its geographic market area. At March 31, 1999, 1.06% of the Company's commercial business loans were non-performing, as compared with 1.38% at December 31, 1998.

The Company's consumer loan portfolio accounted for 30% of the total loan portfolio at March 31, 1999 and 29% at December 31, 1998. The Company has a diversified consumer loan portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans. At March 31, 1999, 0.36% of the Company's consumer loans were nonperforming, as compared with 0.52% at December 31, 1998.

At March 31, 1999, the Company had $25.0 million of accruing loans which were 90 days or more delinquent, as compared to $22.0 million of such loans at December 31, 1998 and $7.9 million at September 30, 1998. The increase was primarily attributable to an increase in residential real estate loans over 90 days delinquent, which the Company believes are well secured and in the process of collection. Customer service and collection issues caused by converting to a new residential loan servicing system were the primary cause of the increase.

TABLE 7 - NONPERFORMING ASSETS
(Dollars in thousands)

                                                                   3/31/99    12/31/98      9/30/98     6/30/98      3/31/98
                                                                   ---------------------------------------------------------

Residential real estate loans:
Nonaccrual loans                                                   $10,124     $ 9,917      $13,976     $10,802      $14,134
                                                                   ---------------------------------------------------------

Commercial real estate loans:
Nonaccrual loans                                                    16,657      19,944       20,521      20,398       22,239
Troubled debt restructurings                                         1,110           6          475       1,477        3,298
                                                                   ---------------------------------------------------------
    Total                                                           17,767      19,950       20,996      21,875       25,537
                                                                   ---------------------------------------------------------

Commercial business loans and leases:
Nonaccrual loans                                                    12,694      14,920       15,174      18,409       19,833
Troubled debt restructurings                                            40         874           70          71          207
                                                                   ---------------------------------------------------------
   Total                                                            12,734      15,794       15,244      18,480       20,040
                                                                   ---------------------------------------------------------

Consumer loans and leases:
Nonaccrual loans                                                     7,566      10,865        8,887       8,323       10,000
                                                                   ---------------------------------------------------------

Total nonperforming loans:
Nonaccrual loans                                                    47,041      55,646       58,558      57,932       66,206
Troubled debt restructurings                                         1,150         880          545       1,548        3,505
                                                                   ---------------------------------------------------------
   Total                                                            48,191      56,526       59,103      59,480       69,711
                                                                   ---------------------------------------------------------

Other nonperforming assets:
Other real estate owned, net of related reserves                     7,468       7,030        7,435       7,790        6,270
Repossessions, net of related reserves                               4,446       3,624        3,786       4,380        4,158
                                                                   ---------------------------------------------------------
Total other nonperforming assets                                    11,914      10,654       11,221      12,170       10,428
                                                                   ---------------------------------------------------------

Total nonperforming assets                                         $60,105     $67,180      $70,324     $71,650      $80,139
                                                                   =========================================================

Accruing loans which are 90 days overdue                           $24,967     $21,962      $ 7,933     $10,078      $ 9,136
                                                                   =========================================================

Total nonperforming loans as a percentage of total loans (1)          0.68%       0.80%        0.81%       0.82%        0.96%
Total nonperforming assets as a percentage of total assets            0.48%       0.56%        0.60%       0.62%        0.68%
Total nonperforming assets as a percentage of  total loans
   and leases (1) and total other nonperforming assets                0.85%       0.95%        0.96%       0.98%        1.10%

(1) Total loans and leases are exclusive of loans held for sale.


PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $3.6 million for loan and lease losses in the first quarter of 1999, compared to $3.2 million in the first quarter of 1998. As shown in Table 8, net charge-offs for the first quarter of 1999 were $3.6 million, or 19 basis points of average loans outstanding, compared to $3.8 million, or 19 basis points of average loans outstanding, for the first quarter of 1998.

At March 31, 1999, the allowance for loan and lease losses amounted to $110.6 million or 1.56% of total portfolio loans and leases, as compared to 1.54% at March 31, 1998. The ratio of the allowance for loan and lease losses to nonperforming loans was 229% at March 31, 1999 and 161% at March 31, 1998. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

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

TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                                              1999 First   1998 Fourth   1998 Third    1998 Second    1998 First
                                                                Quarter      Quarter       Quarter       Quarter        Quarter
                                                              -------------------------------------------------------------------
Average loans and leases outstanding
   during the period (1)                                      $7,476,283    $7,744,371   $7,990,408     $8,068,140     $7,973,747
                                                              ===================================================================

Allowance at beginning of period                              $  110,561    $  111,413   $  110,371     $  111,507     $  112,064

Charge-offs:
Real estate mortgages                                                530         1,169        2,929          2,426          1,518
Commercial business loans and leases                               1,137         2,634          717          1,304            601
Consumer loans and leases                                          3,550         3,822        2,868          2,966          3,727
                                                              -------------------------------------------------------------------
Total loans charged off                                            5,217         7,625        6,514          6,696          5,846
                                                              -------------------------------------------------------------------

Recoveries:
Real estate mortgages                                                550         1,142        1,991          1,431          1,186
Commercial business loans and leases                                 627           932          889            501            166
Consumer loans and leases                                            487           726          703            393            688
                                                              -------------------------------------------------------------------
Total loans recovered                                              1,664         2,800        3,583          2,325          2,040
                                                              -------------------------------------------------------------------
Net charge-offs                                                    3,553         4,825        2,931          4,371          3,806

Additions charged to operating expenses                            3,565         3,973        3,973          3,235          3,249
                                                              -------------------------------------------------------------------
Allowance at end of period                                    $  110,573    $  110,561   $  111,413     $  110,371     $  111,507
                                                              ===================================================================


Ratio of net charge-offs to average loans and
   leases outstanding during the period, annualized (1)             0.19%         0.25%        0.15%          0.22%          0.19%
Ratio of allowance to total loans and leases
   at end of period (2)                                             1.56%         1.56%        1.52%          1.52%          1.54%
Ratio of allowance to nonperforming loans at end of period           229%          196%         189%           186%           161%

Ratio of net charge-offs as a percent of
   average outstanding loans, annualized (1):
Real estate mortgages                                             (0.002)%       0.002%       0.076%         0.080%         0.027%
Commercial business loans and leases                               0.181%        0.603%      (0.061)%        0.296%         0.174%
Consumer loans and leases                                          0.584%        0.587%       0.428%         0.512%         0.625%

(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Total loans and leases are exclusive of loans held for sale.

DEPOSITS

Average deposits of $8.2 billion during the first quarter of 1999 increased 2% from the first quarter of 1998. Excluding brokered deposits and the effects of required divestitures, average total deposits increased 5%. The portfolio loan to retail deposit ratio was 88% and 87% at March 31, 1999 and December 31, 1998, respectively.

Average non-interest bearing deposit accounts of $1.2 billion during the first quarter of 1999 increased 10% from the first quarter of 1998. The increase reflects significant internal growth in both commercial and retail deposit balances.

Average interest bearing deposit accounts, excluding brokered deposits, of $6.8 billion during the first quarter of 1999 increased 2% from the first quarter of 1998. The average rates paid on all deposit types decreased from rates paid in 1998.

OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Boston ("FHLB"). Average FHLB borrowings for the first quarter of 1999 were $2.3 billion, which increased from the first quarter of 1998 in order to fund the growth in earning assets. FHLB collateral consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At March 31, 1999, the Company's FHLB borrowings amounted to $2.8 billion and its additional borrowing capacity was $1.7 billion.

Average balances for securities sold under repurchase agreements were $537 million and $563 million for the quarters ended March 31, 1999 and December 31, 1998, respectively. These borrowings are secured by mortgage-backed securities and U.S. Government obligations.

INTEREST RATE RISK AND ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-Liability management is governed by policies reviewed and approved annually by the Company's Board of Directors (the Board) and monitored periodically by a committee of the Board. The Board delegates responsibility for asset-liability management to the corporate Liquidity and Funds Management Committee ("LFMC"), which is comprised of members of senior management and sets strategic directives that guide the day-to-day asset-liability management activities of the Company. The LFMC also reviews and approves all major risk, liquidity and capital management programs.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, and other market-driven rates or prices. The Company has no trading operations and thus is only exposed to non-trading market risk.

Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which the Company in exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets, affect net interest income, the Company's primary source of revenue. This risk arises directly from the Company's core banking activities - lending, deposit gathering and loan servicing. In addition to directly impacting net interest income, changes in the level of interest rates can also affect, (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans and (iv) the value of an institution investment securities and mortgage loans and the resultant ability to realize gains on the sale of such assets.

The primary objective of interest-rate risk management is to control the Company's exposure to interest-rate risk both within limits approved by the Board of Directors and guidelines established by the LFMC. These limits and guidelines reflect the Company's tolerance for interest-rate risk over both short-term and long-term horizons. The Company controls interest-rate risk by identifying, quantifying and, where appropriate, hedging its exposure.

The Company quantifies and measures interest-rate exposures using a model to dynamically simulate net-interest income under various interest rate scenarios over 12 months. Simulated scenarios include deliberately extreme interest rate "shocks" and more gradual interest rate "ramps." Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, the growth or shrinkage of product balances and the behavior of the Company's deposit and loan customers. The most material assumption relates to the prepayment of mortgage assets (including mortgage loans, securities and mortgage servicing rights). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. Complicating management's efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of the Company's assets and liabilities.

To cope with these uncertainties, management gives careful attention to its assumptions. For example, many of the Company's interest-bearing deposit products (e.g. interest checking, savings and money market deposits) have no contractual maturity and based on historical experience have only a limited sensitivity to movements in market rates. Because management believes it has some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions regarding rate changes are built in to the model. In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans.

The Company manages the interest-rate risk inherent in its core banking operations using on-balance sheet instruments, mainly fixed-rate portfolio securities and borrowed fund maturities. When appropriate, the Company will utilize off-balance sheet interest rate instruments such as interest-rate swaps, forward-rate agreements, options, options on swaps and exchange traded futures and options. The Company owns two interest-rate floors with a combined notional amount of $20 million, expiring from 1999-2000, which were purchased to protect certain rate sensitive assets against falling interest rates. The Company has no direct or contingent liability as a result of these floors.

The Board's limits on interest-rate risk simulation specify that if interest rates were to shift up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10%. The Company was in compliance with this limit at March 31, 1999. The following table reflects the estimated exposure of the Company's net interest income for the 12 months following the date indicated assuming an immediate shift in market interest rates of 200 basis points.


                                    200 Basis Point  100 Basis Point  100 Basis Point  200 Basis Point
                                     Rate Increase    Rate Increase    Rate Decrease    Rate Decrease
                                    ------------------------------------------------------------------
                                                             (Dollars in thousands)

          March 31, 1999                ($27,079)        ($10,178)        ($8,651)          ($19,442)
                                        =========        =========        ========          =========

Management believes that the exposure of the Company's net interest income to gradual and/or modest changes in interest rates is less than the above exposure which is based on an assumed immediate shift in market interest rates. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above.

The Company uses interest rate floors tied to the Constant Maturity Treasury ("CMT") index and U.S. Treasury debt instruments to mitigate the prepayment risk associated with mortgage servicing rights (see "Non-Interest Income" for further details). At March 31, 1999, the Company had $100 million notional amount in CMT floors and $30 million in Treasury bonds. For mortgage servicing rights, the adverse impact of current movements in interest rates on expected future cash flows must be recognized immediately through an adjustment to their carrying value. If interest rates decline, estimated future fee income from mortgage servicing rights is reduced because of an expected increase in mortgage prepayments.

The following table sets forth the net exposure at the date indicated of the carrying value of mortgage servicing rights, net of identified hedging instruments, assuming an immediate shift by the indicated amount in market interest rates.

                                      200 Basis Point     100 Basis Point     100 Basis Point     200 Basis Point
                                       Rate Decrease       Rate Decrease       Rate Increase       Rate Increase
                                      ---------------------------------------------------------------------------
                                                                  (Dollars in thousands)
March 31, 1998
   Mortgage servicing rights              $(18,320)           $(11,587)            $10,213             $13,740
   CMT floors                                6,400               2,600              (1,000)             (1,300)
   Treasury bonds                           10,802               4,788              (3,848)             (6,926)
                                          --------------------------------------------------------------------
   Net exposure                           $ (1,118)           $ (4,199)            $ 5,356             $ 5,514
                                          ====================================================================

The foregoing estimates of the effects of specified changes in interest rates on the Company's net interest income and the carrying value of its mortgage servicing rights are based on various assumptions, as discussed above, which approximate actual experience and which management of the Company considers to be reasonable. The effects of changes in interest rates on the Company could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

The most significant factors affecting market risk exposure of net interest income during 1999 were (i) the decrease in interest rates, (ii) changes in the composition of mortgage assets, (iii) increases in consumer savings accounts and increase in net free funds and (iv) the increase in assets and off-balance sheet interest-rate instruments to increase the hedge position for mortgage servicing rights.

The Company's earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the US dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity of the amount of fees from investment-related businesses.

LIQUIDITY

On a parent-only basis, the Company does not have substantial commitments or debt service requirements. At March 31, 1999, such commitments consisted primarily of $70 million of junior subordinated debentures issued to a subsidiary, Peoples Heritage Capital Trust I, in connection with that subsidiary's issuance of 9.06% Capital Securities due 2027. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations. Other sources of funds available to the Company on a parent-only basis include borrowings from public and private sources.

For banking subsidiaries of the Company, liquidity represents the ability to meet both loan commitments and deposit withdrawals. Funds to meet these needs generally can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional in-market deposit sources, banks have many other sources of liquidity, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and other non-relationship funding sources, such as FHLB borrowings, senior or subordinated debt, commercial paper and wholesale purchased funds. Management believes that the high proportion of residential and installment consumer loans in its banks' loan portfolios also provides a significant amount of contingent liquidity through the conventional securitization programs that exist today.

Management believes that the level of liquidity is sufficient to meet current and future funding requirements.

CAPITAL

At March 31, 1999, shareholders' equity amounted to $905.2 million. In addition, through a subsidiary trust, the Company had outstanding $70 million of Capital Securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.115 per share dividend during the first quarter of 1999.

In December 1998, the Company completed the repurchase of approximately 761 thousand shares of the Company's common stock on the open market pursuant to the Board of Director's approval.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

The Company's banking subsidiaries are also subject to federal, and in certain cases state, regulatory capital requirements. At December 31, 1998, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable state capital requirements.


--------------------------------------------------------------------------------

TABLE 9 - REGULATORY CAPITAL REQUIREMENTS
(Dollars in thousands)

                                                                                   For Capital Adequacy
                                                                   Actual                 Purposes                 Excess
                                                           -------------------     --------------------      ------------------
                                                            Amount       Ratio      Amount        Ratio       Amount      Ratio
                                                           --------      -----     --------       -----      --------     -----

As of March 31, 1999:

Total capital (to risk weighted assets)                    $943,855      12.74%    $592,866       8.00%      $350,989      4.74%
Tier 1 capital (to risk weighted assets)                    851,039      11.48%     296,433       4.00%       554,606      7.48%
Tier 1 leverage capital ratio (to average assets)           851,039       7.08%     481,094       4.00%       369,945      3.08%

As of December 31, 1998:

Total capital (to risk weighted assets)                     968,974      13.02%     595,426       8.00%       373,548      5.02%
Tier 1 capital (to risk weighted assets)                    875,723      11.76%     297,713       4.00%       578,010      7.76%
Tier 1 leverage capital  (to average assets)                875,723       7.50%     467,096       4.00%       408,627      3.50%


IMPACT OF THE YEAR 2000

The Company recognizes the significant potential impact from what is generally called the "year-2000" computer problem. This problem results from a computer programming convention where the specification of year data is truncated to two digits instead of the literal four digits (i.e., the year "1998" is represented as "98" and the century indicator of "19" is only assumed or automatically added after processing is completed). As computer software programs using this programming convention encounter data with year-2000 dates, they may misinterpret the resulting "00" year representation as the year "1900" instead of "2000." Date-based calculations under these conditions could result in inaccurate results or system failures.

The use of embedded chips into non-information processing applications has also increased the risk of year-2000 problems in automated control and production systems where date and calendar programming is involved (e.g., in automated building environment controls or automated production equipment).

Year-2000 computer software or embedded chip system failures external to the Company have the potential for negative impacts if they occur "upstream" (at suppliers, service providers, fiduciary counter-parties, or funding sources) or "downstream" (at customers or other third-parties).

As with most large financial service providers, the Company relies on a substantial number of information processing systems to deliver and manage its financial services products and the year-2000 problem presents a significant challenge. The Company relies heavily on external sources for computer software, basic infrastructure services, product-line support services, and other goods & materials. The Company also exchanges a significant volume of data with external parties, including other financial institutions, government entities, customers, and business partners. The extent of the Company's reliance on external support for our business operations adds to the challenge of getting "year-2000 ready."


SOLUTION STRATEGY

The Company initiated a formal Year-2000 Readiness Project in 1997. A senior management committee monitors the project and they receive status reports on a bi-weekly basis. The Board of Directors receives monthly project status updates. A project team chaired by the Vice President of Technology and made up of a full-time project coordinator and team leaders from core support and data processing business units directs the detail readiness effort. Business unit representatives are involved in assessment, testing, and implementation tasks as required. The Company is using both internal and external resources for various project tasks.

The project plan has been segregated into five phases and closely follows the guidelines provided by the Federal Financial Institutions Examination Council (FFIEC), an inter-agency collaborative sponsored by the Federal Reserve Board, the Federal Deposit Insurance Corp., the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the National Credit Union Administration. The project phases and description are as follows:

         Awareness phase - the problem and project effort was initially defined and senior project sponsorship and support is obtained. The project team was formed and the overall nature of the project effort is communicated to employees and other important external parties. This phase was initiated in January 1997 and, except for the on-going customer and community awareness efforts, was completed in July 1998.

         Assessment phase - a system component inventory was conducted across the enterprise. This included identifying all internally managed and controlled hardware, software, networks, unique processing platforms, and external customer and vendor data processing interdependencies. Various non- information processing systems such as physical security, elevator, HVAC/building environment, and vault control systems were included in the inventory.

Each system component was rated on its importance to the enterprise and its year-2000 compliance status. This assessment was used as a guide for repair or replacement priority and resource assignments. The Company identified nearly 100 internally controlled or managed systems or system categories as "critical." Twelve external services or data interfaces are currently considered as "critical." Assessments of building environment and security control systems indicate they were a low risk to the company.

During this phase, a plan to identify material customers (as funds takers, funds providers, or capital market/asset management counterparties), assess their Year-2000 readiness, evaluate the risks to the Company, and develop appropriate risk management strategies was formulated. The Assessment phase for company systems and external suppliers and servicers was concluded in August 1998.

         Renovation phase - a solution strategy was determined and planned for each system at risk and the strategies were executed. This included re-coding, hardware and software replacement or upgrade, and other associated changes. For systems and services supplied by external parties, the Company obtained from vendors their year-2000 readiness certifications and statements or monitored the vendor's progress in renovation, internal testing, and availability of certified systems or upgrades. The review of current service contracts for year-2000 implications is also included in this phase.

The Company relies on vendors for over 90% of its software systems and components, including the core mainframe-based software. The remaining approximately ten percent of software is mainframe-based customized product or in-house developed micro-computer database applications. The renovation phase commenced in October 1997 and software upgrades, replacements, and other remediation were substantially completed by early April 1999. Any required renovations or replacements of non-information processing systems are expected to be completed by June 1999.

         Validation Phase - this phase includes developing and executing test scripts in specific testing environments where system dates can be set ahead and documenting the results. The validation plans closely follow regulatory guidances dictating the independent testing of critical systems in our own test centers even when vendor certifications are available. Testing designs include unit, integrated (with internal and external systems), point-to-point, and end-to-end testing as appropriate. Business unit management, project management, and internal audit provide final validation of the testing process and year-2000 readiness.

The testing of critical rated internal systems and external servicers and data interfaces, user acceptance, and audit review was completed for most systems by early April 1999. The testing and validation of critical and other important systems are expected to be completed by June 1999.

The Company is communicating with, or otherwise monitoring, the year-2000 readiness progress of significant external providers of infrastructure services on an on-going basis; the company does not expect to directly test with these providers. At this time, the Company is not aware of any material disruption of infrastructure services which may be likely to occur.

         Implementation phase - once systems are validated as year-2000 ready, repairs, upgrades or replacements are installed into production during this phase. Also, contingency plans, system verification procedures, and precautionary steps for various failure scenarios are being developed during this phase. A comprehensive "event management" plan is expected to be completed by June 30, 1999.

Ongoing activities include the monitoring and evaluation of internal system changes for year-2000 risk impacts, the monitoring of material customer, vendor, and counterparty risk, and the development and implementation of customer and community awareness efforts.

COST

The Company does not separately track the internal costs incurred for the year 2000 project, except for the dedicated salary of the project coordinator. The vast majority of internal costs relates to the payroll cost for staff assigned to the year 2000 project team and Company personnel assigned to testing the changes resulting from the Year 2000 effort. The Company has incurred $732 thousand of expenses in 1999 and anticipates that the incremental cost of the Year 2000 project will be approximately $1.7 million in 1999. All year 2000 costs are expensed as incurred, and are being funded out of the Company's operating cash flow.

SUMMARY

Based on the risk assessment, remediation, testing and monitoring efforts to date, the Company expects substantially all of its critical and important systems will operate successfully in all material respects through the century change. Therefore, the Company believes internal system failures are unlikely to adversely affect the Company's operations or financial condition, although there can be no assurances in this regard. The Company has already successfully tested with several critical external service providers and will continue in 1999 to validate and monitor the readiness of the remainder, including the Company's electric power, telecommunications and transportation service providers. At this time, the Company believes the most likely "worst case" scenario consists of temporary and localized disruptions in infrastructure services which may disrupt the Company's ability to service customers and/or the ability of external service providers to service the Company.

The magnitude and scope of the Company's efforts to address the year-2000 problem may be revised periodically as the quality and quantity of knowledge about the project increases. It should also be noted that this description of the Company's efforts involves estimates and projections that are subject to change as work continues and such changes could be substantial.

Pursuant to FFIEC guidelines, the Company is required to develop commercial credit risk controls to monitor and assess Year 2000 risk. In conformity with industry standards, the Company has completed its review of 70% of the commercial loan balances for Year 2000 readiness. Follow-up reviews are being conducted as part of its ongoing due diligence effort.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement currently is scheduled to be effective for years beginning January 1, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk and Asset Liability Management" is incorporated herein by reference.

PART II.  OTHER INFORMATION

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

Item 5.    Other Information - not applicable.

Item 6.    Exhibits and reports on Form 8-K.

           (a)    Exhibit 27 - Financial Data Schedule.

           (b) The Company filed a Current Report on Form 8K on January 4, 1999 and April 23, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   PEOPLES HERITAGE FINANCIAL GROUP, INC.



Date     May 17, 1999              By:   /s/ William J. Ryan
                                         -------------------
                                         William J. Ryan
                                         Chairman, President and
                                         Chief Executive Officer



Date     May 17, 1999              By:   /s/ Peter J. Verrill
                                         --------------------
                                         Peter J. Verrill
                                         Executive Vice President,
                                         Chief Operating Officer and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)