Form 10-Q
period 1999-06-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1999-08-16
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16947

                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                           Maine                             01-0437984
               State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization             Identification No.)

            One Portland Square, Portland, Maine                04112
          (Address of principal executive offices            (Zip Code)

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

Yes [x]   No [ ]

The number of shares outstanding of the Registrant's common stock as of August 1, 1999 is:

Common stock, par value $.01 per share                        104,808,904
              (Class)                                        (Outstanding)

                                      INDEX

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                 June 30, 1999 and December 31, 1998                          3

                 Consolidated Statements of Income - Three and
                 Six Months ended June 30, 1999 and 1998                      4

                 Consolidated Statements of Changes in Shareholders'
                 Equity - Six months ended June 30, 1999 and 1998             5

                 Consolidated Statements of Cash Flows - Six months
                 ended June 30, 1999 and 1998                                 6

                 Notes to Consolidated Financial Statements                   7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                 30


PART II. OTHER INFORMATION

         Item 1. Legal proceedings                                           30

         Item 2. Changes in securities                                       30

         Item 3. Defaults upon senior securities                             30

         Item 4. Submission of matters to a vote of security holders         30

         Item 5  Other information                                           30

         Item 6  Exhibits and reports on Form 8-K                            30

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

                                                            June 30, 1999   December 31,1998
                                                            -------------   ----------------
ASSETS
Cash and due from banks                                      $    397,060     $    415,435
Federal funds sold and other short term investments                45,194          283,878
Securities available for sale, at market value                  5,044,822        2,986,131
Securities held to maturity (fair value of $612.5 million
   at June 30, 1999)                                              601,151          245,233
Loans held for sale                                               132,325          517,754
Loans and leases:
   Residential real estate mortgages                            1,533,439        2,230,615
   Commercial real estate mortgages                             1,727,284        1,621,890
   Commercial business loans and leases                         1,267,105        1,146,242
   Consumer loans and leases                                    2,088,700        2,089,284
                                                             ------------     ------------
                                                                6,616,528        7,088,031
   Less:  Allowance for loan and lease losses                     110,639          110,561
                                                             ------------     ------------
              Net loans and leases                              6,505,889        6,977,470
Premises and equipment                                            139,541          144,574
Goodwill and other intangibles                                    117,144          124,363
Mortgage servicing rights                                          47,314           40,088
Bank-owned life insurance                                         222,262           66,944
Other assets                                                      226,996          248,369
                                                             ============     ============
                                                             $ 13,479,698     $ 12,050,239
                                                             ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Regular savings                                           $  1,285,715     $  1,284,074
   Money market and NOW accounts                                2,112,302        2,073,793
   Certificates of deposit                                      3,335,663        3,455,541
   Brokered deposits                                              185,155          257,570
   Demand deposits                                              1,285,492        1,305,737
                                                             ------------     ------------
        Total deposits                                          8,204,327        8,376,715
Federal funds purchased and securities sold under
  repurchase agreements                                           568,413          591,970
Borrowings from the Federal Home Loan Bank of Boston            3,644,173        1,936,585
Other borrowings                                                   33,441           25,659
Other liabilities                                                  65,839          118,182
                                                             ------------     ------------
        Total liabilities                                      12,516,193       11,049,111
                                                             ------------     ------------

Company obligated, mandatory redeemable securities of
  subsidiary trust holding solely parent junior
  subordinated debentures                                          68,775          100,000

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000
  shares authorized, none issued)                                      --               --
Common stock (par value $0.01 per share, 200,000,000
shares authorized, 106,647,497 and 106,647,585
  shares issued)                                                    1,066            1,066
Paid-in capital                                                   507,914          509,473
Retained earnings                                                 471,582          447,438
Unearned compensation                                              (1,970)          (2,027)
Accumulated other comprehensive income (loss):
   Net unrealized loss on securities available for sale           (46,905)          (1,651)
Treasury stock, at cost (2,547,693 shares and 2,845,731
  shares)                                                         (36,957)         (53,171)
                                                             ------------     ------------
Total shareholders' equity                                        894,730          901,128
                                                             ------------     ------------
                                                             $ 13,479,698     $ 12,050,239
                                                             ============     ============

See accompanying Notes to Consolidated Financial Statements.

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data) (Unaudited)

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                     ---------------------------   ---------------------------
                                                         1999           1998           1999           1998
                                                     ------------   ------------   ------------   ------------
Interest and dividend income:
   Interest on loans and leases                      $    139,935   $    169,225   $    294,406   $    338,439
   Interest and dividends on securities                    80,415         39,389        136,192         79,854
                                                     ------------   ------------   ------------   ------------
      Total interest and dividend income                  220,350        208,614        430,598        418,293

Interest expense:
   Interest on deposits                                    63,428         72,072        128,404        142,945
   Interest on borrowed funds                              47,796         30,323         85,130         62,577
                                                     ------------   ------------   ------------   ------------
      Total interest expense                              111,224        102,395        213,534        205,522

      Net interest income                                 109,126        106,219        217,064        212,771
Provision for loan and lease losses                         3,565          3,235          7,130          6,484
                                                     ------------   ------------   ------------   ------------
      Net interest income after provision for
        loan and lease losses                             105,561        102,984        209,934        206,287

Noninterest income:
   Customer services                                       12,738         10,070         23,550         19,555
   Mortgage banking services                                6,576          9,517         10,781         16,884
   Insurance commissions                                    4,314          2,790          9,596          5,688
   Trust and investment advisory services                   5,200          4,189          9,645          7,796
   Bank-owned life insurance income                         3,009            878          5,318          1,926
   Net securities gains                                       260              2            278          2,052
   Other noninterest income                                 1,683          2,828          4,046          5,089
                                                     ------------   ------------   ------------   ------------
                                                           33,780         30,274         63,214         58,990
Noninterest expenses:
   Salaries and employee benefits                          39,170         40,183         79,340         82,995
   Data processing                                          7,093          5,596         14,099         11,410
   Occupancy                                                6,955          6,661         13,904         13,820
   Equipment                                                5,407          4,811         10,214         10,736
   Distributions on securities of subsidiary trust          1,585          2,286          3,571          4,530
   Amortization of goodwill and other intangibles           2,933          2,914          5,901          5,776
   Advertising and marketing                                2,321          2,884          4,654          5,653
   Special charges                                             --         34,474         33,235         35,374
   Other noninterest expenses                              13,848         14,538         25,398         29,041
                                                     ------------   ------------   ------------   ------------
                                                           79,312        114,347        190,316        199,335

Income before income tax expense                           60,029         18,911         82,832         65,942
Applicable income tax expense                              19,263          6,375         28,572         22,290
                                                     ------------   ------------   ------------   ------------
      Net income                                     $     40,766   $     12,536   $     54,260   $     43,652
                                                     ============   ============   ============   ============

Weighted average shares outstanding:
      Basic                                           103,957,104    103,404,866    103,708,421    103,391,860
      Diluted                                         105,121,969    105,761,510    105,003,725    105,750,425
Earnings per share:
      Basic                                          $       0.39   $       0.12   $       0.52   $       0.42
      Diluted                                                0.39           0.12           0.52           0.41


See accompanying Notes to Consolidated Financial Statements.

PEOPLES  HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                                                                Accumulated
                                                                                     Compen-      Other
                                                        Par     Paid-in   Retained   sation    Comprehensive   Treasury
                                                       Value    Capital   Earnings    ESOP     Income (Loss)     Stock     Total
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1998                          $1,066   $509,473   $447,438   ($2,027)    ($1,651)      ($53,171) $901,128

Net income                                                 -          -     54,260         -           -              -    54,260
Unrealized losses on securities, net of
   reclassification adjustment                             -          -          -         -     (45,254)             -   (45,254)
                                                                                                                         --------
        Comprehensive income                                                                                                9,006
                                                                                                                         --------

Common stock issued for employee benefit plans             -          -     (6,057)        -           -         16,214    10,157

Decrease in unearned compensation                          -        244          -        57           -              -       301

Premium on repurchase of trust preferred securities        -     (1,801)         -         -           -              -    (1,801)

Payment of fractional shares                               -         (2)         -         -           -              -        (2)

Cash dividends                                             -          -    (24,059)        -           -              -   (24,059)
                                                      ---------------------------------------------------------------------------

Balances at June 30, 1999                             $1,066   $507,914   $471,582   ($1,970)   ($46,905)      ($36,957) $894,730
                                                      ===========================================================================


Balances at December 31, 1997                         $1,053   $491,033   $379,017   ($3,123)     $7,938       ($29,663) $846,255

Net income                                                 -          -     43,652         -           -              -    43,652
Unrealized gains (losses) on securities net of
    reclassification adjustment                            -          -          -         -      (2,196)             -    (2,196)
                                                                                                                         --------
          Comprehensive income                                                                                             41,456
                                                                                                                         --------

Cancellation of treasury shares at  acquisition           (1)    (1,879)         -         -           -          1,880         -

Common stock issued for employee benefit plans             8      6,486       (763)     (567)          -          5,511    10,675

Treasury stock purchased                                   -          -          -         -           -        (24,460)  (24,460)

Decrease in unearned compensation                          -        666          -       747           -              -     1,413

Cash dividends                                             -          -    (20,345)        -           -              -   (20,345)
                                                      ---------------------------------------------------------------------------

Balances at June 30, 1998                             $1,060   $496,306   $401,561   ($2,943)     $5,742       ($46,732) $854,994
                                                      ===========================================================================

See accompanying Notes to Consolidated Financial Statements.

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                  Six Months Ended June 30,
                                                                 --------------------------
                                                                     1999           1998
                                                                 -----------    -----------
Cash flows from operating activities:
   Net income                                                    $    54,260    $    43,652
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan and lease losses                             7,130          6,484
       Depreciation                                                    9,709         10,008
       Amortization of goodwill and other intangibles                  5,901          5,776
       Net increase (decrease) in net deferred tax liabilities        (1,675)        30,323
       ESOP and restricted stock expense                                 301          1,413
       Net (gains) losses realized from sales of securities
         and consumer loans                                             (278)        (2,052)
       Net (gains) losses realized from sales of loans held
         for sale (a component  of mortgage banking services)          1,561         13,857
       Earnings from bank owned life insurance                        (5,318)        (1,926)
       Net (increase) in mortgage servicing rights                    (7,226)       (35,418)
       Proceeds from sales of loans held for sale                    687,667      1,611,015
       Residential loans originated and purchased for sale          (303,799)    (1,860,175)
       Net decrease (increase) in interest and dividends
         receivable and other assets                                 (33,039)        (4,082)
       Net increase (decrease) in other liabilities                   31,982        (30,049)
                                                                 -----------    -----------
Net cash provided (used) by operating activities                 $   447,176    ($  211,174)
                                                                 -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale          $    27,461    $   304,920
   Proceeds from maturities and principal repayments of
     securities available for sale                                   821,397        567,701
   Purchases of securities available for sale                     (2,734,212)      (648,388)
   Proceeds from maturities and principal repayments of
     securities held to maturity                                      31,584         41,086
   Purchase of securities held to maturity                                --        (81,846)
   Net (increase) decrease in loans and leases                      (168,284)        83,257
   Purchase of bank owned life insurance                            (150,000)            --
   Net additions to premises and equipment                            (4,676)        (4,623)
                                                                 -----------    -----------
Net cash provided (used) by investing activities                 ($2,176,730)   $   262,107
                                                                 -----------    -----------

Cash flows from financing activities:
   Net increase (decrease) in deposits                           ($  172,388)   $   173,616
   Net increase (decrease) in securities sold under
     repurchase agreements                                           (23,557)       (26,787)
   Proceeds from Federal Home Loan Bank of Boston
     borrowings                                                    2,155,000      2,306,769
   Payments on Federal Home Loan Bank of Boston
     borrowings                                                     (447,412)    (2,149,067)
   Net increase (decrease) in other borrowings                         7,782          8,408
   Repurchase of trust preferred securities                          (33,026)            --
   Issuance of stock                                                  10,155         11,546
   Purchase of treasury stock                                             --        (24,460)
   Dividends paid                                                    (24,059)       (20,345)
                                                                 -----------    -----------
Net cash provided by financing activities                        $ 1,472,495    $   279,680
                                                                 -----------    -----------

Increase (decrease) in cash and cash equivalents                 ($  257,059)   $   330,613
   Cash and cash equivalents at beginning of period                  699,313        390,426
                                                                 -----------    -----------
   Cash and cash equivalents at end of period                    $   442,254    $   721,039
                                                                 ===========    ===========

For the six months ended June 30, 1999 and 1998, interest of $211,739 and $209,864 and income taxes of $17,403 and $22,052 were paid, respectively

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1998 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

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

NOTE 2 - OTHER COMPREHENSIVE INCOME

The components of total comprehensive income for the Company are net income and unrealized gains (losses) on securities available for sale, net of tax. The following is a reconciliation of comprehensive income for the six months ended June 30, 1999 and 1998.

                                                       Six Months Ended
                                                            June 30,
                                                     --------------------
                                                       1999        1998
                                                     --------    --------
     Net income                                      $ 54,260    $ 43,652

     Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising
         during the period                            (45,073)       (862)
     Less: reclassification adjustment for gains
        included in net income                            181       1,334
                                                     --------    --------
     Net                                              (45,254)     (2,196)
                                                     --------    --------

     Comprehensive income                            $  9,006    $ 41,456
                                                     ========    ========

NOTE 3 - OTHER MATTERS

In June 1999, the Company reached a definitive agreement to acquire Banknorth Group, Inc. ("Banknorth"), a $4.4 billion bank holding company based in Burlington, Vermont. Under the terms of the agreement, shareholders of Banknorth will receive 1.825 shares of Peoples Heritage Common Stock for each whole share of Banknorth Common stock, plus cash in lieu of any fractional share. The exchange is expected to be tax-free and accounted for as a pooling-of-interests. The transaction, which is subject to approval by shareholders of both Banknorth and the Company and various regulatory agencies, is anticipated to be completed by the end of 1999.

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

The Company reported net income of $40.8 million, or $0.39 per diluted share, for the second quarter of 1999. This compares with $12.5 million, or $0.12 per diluted share, for the second quarter of 1998 and $13.5 million, or $0.13 per diluted share, for the first quarter of 1999. Special charges were recorded in the first quarter of 1999 and the second quarter of 1998. See Non-Interest Expense and Table 5 for more information related to special charges.

 The Company reported operating income (exclusive of special charges) of $40.8 million, or $0.39 per diluted share, for the second quarter of 1999 compared with $36.6 million, or $0.35 per diluted share, for the second quarter of 1998 and $37.6 million, or $0.36 per diluted share, for the first quarter of 1999. The second quarter results represent an 11% increase in operating earnings per diluted share, compared to the same period last year.

Second quarter operating return on equity was 18.08%, which compared to 17.08% in the second quarter of 1998 and 17.23% in the first quarter of 1999. The operating return on assets was 1.25% for the second quarter of 1999, compared to 1.27% in the second quarter of 1998 and 1.25% in the first quarter of 1999.

The improved operating results for the second quarter of 1999, compared to the second quarter of 1998, primarily reflect noninterest income growth coupled with cost savings achieved as a result of the SIS acquisition. Noninterest income increased 12% compared to the second quarter of 1998. The efficiency ratio (noninterest expense excluding distributions on securities of subsidiary trust and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains) was 54.49% for the second quarter of 1999 compared to 56.84% for the second quarter of 1998 and 55.17% for the first quarter of 1999. Selected quarterly data and ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

TABLE 1 - Selected Quarterly Data
(Dollars in thousands, except per share data)

                                        1999        1999        1998        1998        1998        1998
                                       Second       First      Fourth       Third      Second       First
                                      --------------------------------------------------------------------
Net interest income                   $109,126    $107,938    $106,233    $107,469    $106,219    $106,552
Provision for loan and lease losses      3,565       3,565       3,973       3,973       3,235       3,249
                                      --------------------------------------------------------------------
Net interest income after loan
  and lease loss provision             105,561     104,373     102,260     103,496     102,984     103,303

Noninterest income (excluding
  securities transactions)              33,520      29,416      28,350      27,499      30,272      26,666
Net securities gains                       260          18       2,395       1,457           2       2,050
Noninterest expenses (excluding
  special charges)                      79,312      77,769      79,574      78,296      79,873      84,088
Special charges (1)                         --      33,235       3,798          --      34,474         900
                                      --------------------------------------------------------------------
Income before income taxes              60,029      22,803      49,633      54,156      18,911      47,031
Income tax expense                      19,263       9,309      17,703      16,914       6,375      15,915
                                      --------------------------------------------------------------------
Net income                            $ 40,766    $ 13,494    $ 31,930    $ 37,242    $ 12,536    $ 31,116
                                      ====================================================================

Earnings per share:
Basic                                 $   0.39    $   0.13    $   0.31    $   0.36    $   0.12    $   0.30
Diluted                                   0.39        0.13        0.30        0.35        0.12        0.29

Operating earnings per share
  (excluding special charges):
Basic                                     0.39        0.36        0.35        0.36        0.35        0.31
Diluted                                   0.39        0.36        0.34        0.35        0.35        0.30

Return on average assets (2)              1.25%       0.45%       1.07%       1.27%       0.43%       1.10%
Return on average equity (2)             18.08%       6.19%      14.21%      17.23%       5.86%      14.79%

Operating ratios:
Return on average assets
  (excluding special charges) (2)         1.25%       1.25%       1.22%       1.27%       1.27%       1.13%
Return on average equity
  (excluding special charges) (2)        18.08%      17.23%      16.13%      17.23%      17.08%      15.06%

Efficiency ratio (3)                     54.49%      55.17%      57.44%      56.33%      56.84%      61.44%

(1) Special charges consists of merger-related expenses and one-time charges related to the discontinuance of the Company's correspondent mortgage business.

(2)  Annualized

(3) Represents operating expenses, excluding distributions on securities of subsidiary trust and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully-taxable-equivalent net interest income in the second quarter of 1999 increased $1.2 million compared to the first quarter of 1999 and $2.6 million compared to the second quarter of 1998. The favorable effect of increased levels of average earning assets was substantially offset by lower margins as certain higher rate assets prepaid and new loan refinancings and investments were recorded at lower market rates. Table 2 shows the 1999 and 1998 quarterly average balances and net interest income by category and Table 3 shows the changes in tax equivalent net interest income by category due to changes in rate and volume. The net interest margin for the second quarter of 1999 was 3.62% compared to 3.86% for the first quarter of 1999 and 4.03% in the second quarter of 1998. The decline in the net interest margin reflects the decrease in average loan yields due to the repricing and mix of interest earning assets and an increase in average borrowings as a percent of total average fundings. See "Interest Rate Risk and Asset Liability Management" below.

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

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                  1999 Second Quarter                      1999 First Quarter
                                        --------------------------------------   --------------------------------------
                                                                       Yield/                                   Yield/
                                        Average Balance   Interest     Rate(1)     Average Balance   Interest   Rate(1)
                                        --------------------------------------   --------------------------------------
Loans and leases (2):
  Residential real estate mortgages       $  1,801,616      32,589      7.24%      $ 2,556,325     $ 47,050      7.36%
  Commercial real estate mortgages           1,689,588      36,952      8.77         1,653,097       36,880      9.05
  Commercial loans and leases                1,232,071      26,029      8.47         1,139,847       25,784      9.17
  Consumer loans and leases                  2,081,520      44,796      8.63         2,127,014       45,073      8.59
                                          ------------------------                 ------------------------
     Total loans and leases                  6,804,795     140,366      8.27         7,476,283      154,787      8.36
Securities (3)                               5,103,801      78,130      6.12         3,583,507       54,105      6.05
Federal funds sold and other short
  term investments                             189,798       2,331      4.93           186,465        1,820      3.96
                                          ------------------------                 ------------------------
   Total earning assets                     12,098,394     220,827      7.31        11,246,255      210,712      7.55
                                                          --------                                 --------
Nonearning assets                              950,405                                 912,961
                                          ------------                             -----------
   Total assets                           $ 13,048,799                             $12,159,216
                                          ============                             ===========

Interest-bearing deposits:
  Regular savings                         $  1,268,159       6,428      2.03       $ 1,283,505        6,445      2.04
  NOW and money market accounts              2,078,200      12,464      2.41         2,036,837       12,006      2.39
  Certificates of deposit                    3,391,976      41,725      4.93         3,449,865       43,893      5.16
  Brokered deposits                            201,244       2,811      5.60           211,412        2,632      5.05
                                          ------------------------                 ------------------------
    Total interest-bearing deposits          6,939,579      63,428      3.67         6,981,619       64,976      3.77
Borrowed funds                               3,769,847      47,796      5.09         2,923,476       37,334      5.18
                                          ------------------------                 ------------------------
    Total interest-bearing liabilities      10,709,426     111,224      4.17         9,905,095      102,310      4.19
                                                          --------                                 --------
Non-interest bearing deposits                1,284,420                               1,235,688
Other liabilities (3)                           80,378                                  46,166
Securities of subsidiary trust                  69,987                                  88,000
Shareholders' equity (3)                       904,588                                 884,267
                                          ============                             ===========
   Total liabilities and shareholders'
     equity                               $ 13,048,799                             $12,159,216
                                          ============                             ===========

Net earning assets                        $  1,388,968                             $ 1,341,160
                                          ============                             ===========

Net interest income (fully-taxable
   equivalent)                                             109,603                                  108,402
Less: fully-taxable equivalent
  adjustments                                                 (477)                                    (464)
                                                          --------                                 --------
   Net interest income                                    $109,126                                 $107,938
                                                          ========                                 ========
Net interest rate spread (fully-taxable
  equivalent)                                                           3.14%                                    3.36%
Net interest margin (fully-taxable
  equivalent)                                                           3.62%                                    3.86%

(1)  Annualized.

(2)  Loans and leases include loans held for sale.

(3) Excludes effect of unrealized gains or losses on securities available for sale.

 TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                    1998 Fourth Quarter                      1998 Third Quarter
                                          --------------------------------------   --------------------------------------
                                                                        Yield/                                    Yield/
                                          Average Balance   Interest    Rate(1)      Average Balance   Interest   Rate(1)
                                          --------------------------------------   --------------------------------------
Loans and leases (2):
  Residential real estate mortgages         $ 2,919,838     $ 53,662     7.35%       $ 3,272,641     $ 61,006      7.46%
  Commercial real estate mortgages            1,611,739       38,667     9.52          1,594,023       38,186      9.50
  Commercial loans and leases                 1,126,061       24,598     8.67          1,122,187       25,828      9.13
  Consumer loans and leases                   2,092,081       45,308     8.59          2,006,297       45,011      8.90
                                            ------------------------                 ------------------------
    Total loans and leases                    7,749,719      162,235     8.33          7,995,148      170,031      8.46
Securities (3)                                3,010,073       45,319     5.97          2,583,739       39,833      6.12
Federal funds sold and other short
  term investments                              167,001        2,233     5.30             97,657        1,295      5.26
                                            ------------------------                 ------------------------
    Total earning assets                     10,926,793      209,787     7.63         10,676,544      211,159      7.87
                                                            --------                                 --------
Nonearning assets                               898,969                                  924,025
                                            ------------                             ------------
   Total assets                             $11,825,762                              $11,600,569
                                            ============                             ============

Interest-bearing deposits:
   Regular savings                          $ 1,283,063        7,198     2.23        $ 1,306,657        7,960      2.42
   NOW and money market accounts              2,017,616       13,018     2.56          1,938,800       11,989      2.45
   Certificates of deposit                    3,484,536       46,997     5.35          3,437,848       47,046      5.43
   Brokered deposits                            249,110        3,635     5.79            280,012        4,147      5.88
                                            ------------------------                 ------------------------
 Total interest-bearing deposits              7,034,325       70,848     4.00          6,963,317       71,142      4.05
Borrowed funds                                2,387,353       31,874     5.30          2,285,054       31,600      5.49
                                            ------------------------                 ------------------------
 Total interest-bearing liabilities           9,421,678      102,722     4.33          9,248,371      102,742      4.41
                                                            --------                                 --------
Non-interest bearing deposits                 1,308,902                                1,260,212
Other liabilities (3)                           103,862                                  134,455
Securities of subsidiary trust                  100,000                                  100,000
Shareholders' equity (3)                        891,320                                  857,531
                                            -----------                              -----------
Total liabilities and shareholders'
  equity                                    $11,825,762                              $11,600,569
                                            ===========                              ===========

Net earning assets                          $ 1,505,115                              $ 1,428,173
                                            ===========                              ===========

Net interest income (fully-taxable
  equivalent)                                                107,065                                  108,417
Less: fully-taxable equivalent
  adjustments                                                   (832)                                    (948)
                                                            --------                                 --------
   Net interest income                                      $106,233                                 $107,469
                                                            ========                                 ========
Net interest rate spread (fully-taxable
  equivalent)                                                            3.30%                                     3.46%
Net interest margin (fully-taxable
  equivalent)                                                            3.90%                                     4.05%

(1)  Annualized.

(2)  Loans and leases include loans held for sale.

(3) Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                   1998 Second Quarter                      1998 First Quarter
                                         ---------------------------------------  --------------------------------------
                                                                       Yield/                                   Yield/
                                         Average Balance   Interest    Rate(1)      Average Balance   Interest  Rate(1)
                                         --------------------------------------   --------------------------------------
Loans and leases (2):
     Residential real estate mortgages     $ 3,363,259     $ 62,583     7.44%       $ 3,388,356     $ 64,971     7.75%
     Commercial real estate mortgages        1,600,841       37,693     9.44          1,596,801       37,644     9.56
     Commercial loans and leases             1,090,450       25,418     9.35          1,015,809       23,143     9.25
     Consumer loans and leases               2,017,090       44,618     8.87          1,972,781       43,671     8.98
                                           ------------------------                 ------------------------
          Total loans and leases             8,071,640      170,312     8.45          7,973,747      169,429     8.61
Securities (3)                               2,462,955       38,478     6.27          2,439,674       39,521     6.57
Federal funds sold and other short
  term investments                              96,298          634     2.64             90,671        1,290     5.77
                                           ------------------------                 ------------------------
          Total earning assets              10,630,893      209,424     7.90         10,504,092      210,240     8.11
                                                           --------                                 --------
Nonearning assets                              948,706                                  918,811
                                           -----------                              -----------
          Total assets                     $11,579,599                              $11,422,903
                                           ===========                              ===========

Interest-bearing deposits:
     Regular savings                       $ 1,361,919        8,094     2.38        $ 1,372,469        8,470     2.50
     NOW and money market accounts           1,915,109       12,239     2.56          1,809,653       11,524     2.58
     Certificates of deposit                 3,472,084       47,232     5.46          3,452,992       46,633     5.48
     Brokered deposits                         315,289        4,507     5.73            290,177        4,246     5.93
                                           ------------------------                 ------------------------
          Total interest-bearing
            deposits                         7,064,401       72,072     4.09          6,925,291       70,873     4.15
Borrowed funds                               2,215,643       30,323     5.49          2,334,920       32,254     5.60
                                           ------------------------                 ------------------------
          Total interest-bearing
            liabilities                      9,280,044      102,395     4.43          9,260,211      103,127     4.52
                                                           --------                                 --------
Non-interest bearing deposits                1,220,460                                1,123,814
Other liabilities (3)                          120,338                                   85,381
Securities of subsidiary trust                 100,000                                  100,000
Shareholders' equity (3)                       858,757                                  853,497
                                           -----------                              -----------
          Total liabilities and
            shareholders' equity           $11,579,599                              $11,422,903
                                           ===========                              ===========

Net earning assets                         $ 1,350,849                              $ 1,243,881
                                           ===========                              ===========

Net interest income (fully-taxable
  equivalent)                                               107,029                                  107,113
Less: fully-taxable equivalent
  adjustments                                                  (810)                                    (561)
                                                           --------                                 --------
          Net interest income                              $106,219                                 $106,552
                                                           ========                                 ========
Net interest rate spread
  (fully-taxable equivalent)                                            3.47%                                    3.59%
Net interest margin
  (fully-taxable equivalent)                                            4.03%                                    4.13%

(1)  Annualized.

(2)  Loans and leases include loans held for sale.

(3) Excludes effect of unrealized gains or losses on securities available for sale.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by old volume),
(2) changes in volume (change in volume multiplied by old rate) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 3 -  RATE VOLUME ANALYSIS
(Dollars in thousands)

                                      Three Months Ended June 30, 1999 vs. 1998
                                             Increase (decrease) due to
                                    --------------------------------------------
                                                             Rate &      Total
                                      Volume      Rate     Volume (1)   Change
                                    --------------------------------------------
Interest income:
Loans and leases                    ($26,689)   ($3,622)    $   365    ($29,946)
Securities                            41,282       (921)       (709)     39,652
Federal funds sold and other
  short term investments                 615        550         532       1,697
                                    --------------------------------------------
Total interest income                 15,208     (3,993)        188      11,403
                                    --------------------------------------------

Interest expense:
Interest-bearing deposits
   Regular savings                      (450)    (1,188)        (28)     (1,666)
   NOW and money market accts          1,041       (716)       (100)        225
   Certificates of deposit            (1,090)    (4,588)        171      (5,507)
   Brokered deposits                  (1,629)      (102)         35      (1,696)
                                    --------------------------------------------
Total interest-bearing deposits       (2,128)    (6,594)         78      (8,644)

Borrowed funds                        21,273     (2,210)     (1,590)     17,473
                                    --------------------------------------------
Total interest expense                19,145     (8,804)     (1,512)      8,829

Net interest income (fully
  taxable equivalent)               ($ 3,937)   $ 4,811     $ 1,700    $  2,574
                                    ============================================

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NON-INTEREST INCOME

Second quarter non-interest income of $33.8 million increased 12% from the second quarter of 1998, and increased 15% from the first quarter of 1999. The increase over the second quarter of 1998 related to insurance agency commissions ($1.5 million or 55%), customer service income ($2.7 million or 26%), trust/investment advisory service fees ($1.0 million or 24%) and bank owned life insurance income ($2.1 million or 243%.) These increases were partially offset by a $2.9 million decline in mortgage banking income due primarily to discontinuance of the correspondent lending business in the first quarter of 1999. Second quarter non-interest income increased by $4.3 million (or 15%) over the first quarter of 1999 due to a $2.4 million increase in mortgage banking income and a $1.9 million increase in customer service income.

Customer services income in the second quarter of 1999 increased 26% from the second quarter of 1998 and 18% from the first quarter of 1999. The increases were primarily attributable to growth in the number of transaction accounts and increased ATM fees.

Insurance commission revenue was $4.3 million for the second quarter of 1999, compared to $2.8 million for the same period in 1998. The increase primarily relates to the acquisition of insurance agencies in Massachusetts and New Hampshire in the fourth quarter of 1998, which were accounted for using the purchase method.

Trust and investment advisory services income reflects the continued growth in trust assets under management and increased commissions earned on sales of third party mutual funds and annuities. Assets under management were $3.1 billion, $3.0 billion and $2.9 billion at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

Bank-owned life insurance ("BOLI") income was $3.0 million for the second quarter of 1999, compared to $878 thousand for the same period in 1998. The increase relates to higher levels of BOLI. At June 30, 1999, the cash surrender value of BOLI was $222 million compared to $65 million at June 30, 1998. BOLI covers certain officers of the Company's bank subsidiaries. Most of the Company's BOLI is invested in the "general account" of quality insurance companies. All such companies were rated AA or better by Standard and Poors at June 30, 1999.

Mortgage banking services income of $6.6 million, $4.2 million and $9.5 million provided 19%, 14% and 31% of noninterest income for the quarters ended June 30, 1999, March 31, 1999 and June 30, 1998, respectively. Mortgage banking services income increased from the first quarter due to increased gains on sales of mortgage servicing of $2.9 million and a $900 thousand valuation net gain on the mortgage servicing rights asset and hedging instruments, offset by a $1.9 million lower of cost or market adjustment on loans held for sale. The decline in the first quarter was largely due to discontinuing the correspondent mortgage lending business in January 1999. Also, the second quarter of 1998 included a $1.7 million gain on sales of mortgage servicing compared to a $17 thousand loss in the first quarter of 1999. See "Special Charges" below for a discussion of the costs to discontinue the correspondent mortgage lending business. The amount of loans serviced for others was $3.9 billion, $4.3 billion and $7.4 billion at June 30, 1999, March 31, 1999 and June 30, 1998, respectively. The Company recorded $1.9 million in mortgage servicing income in the second quarter of 1999 compared to $1.6 million in the first quarter of 1999 and $3.6 million in the second quarter of 1998. See Table 4 for a summary of mortgage banking services income by quarter for 1999 and 1998.

Capitalized mortgage servicing rights amounted to $47.3 million at June 30, 1999, compared to $45.3 million at March 31, 1999 and $96.1 million at June 30, 1998. The decrease from the second quarter last year was due to the sale of mortgage servicing rights totaling $59.2 million in the third and fourth quarters of 1998. See Table 4 for details. Because mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to capitalized mortgage servicing rights and effects on mortgage banking income, the Company has established a hedge program against a portion of its capitalized mortgage servicing rights to help protect its value and mortgage banking income. Notwithstanding the foregoing, there can be no assurance that significant declines in interest rates will not have a material impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in mitigating the effects of such a decline.

TABLE 4 - MORTGAGE BANKING SERVICES
(Dollars in thousands)

                                                                            At or for the Three Months Ended
                                                     6/30/99        3/31/99      12/31/98       9/30/98      6/30/98       3/31/98
                                                   ---------------------------------------------------------------------------------
RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS       $3,913,525     $4,328,668    $4,243,181    $5,289,015   $7,374,982    $6,974,292
                                                   =================================================================================
MORTGAGE BANKING SERVICES INCOME:
      Residential mortgage sales income                $2,799         $3,313        $7,123        $8,124       $4,596        $3,280
      Lower of cost or market adjustment -
               loans held for sale                     (1,934)            --            --            --           --            --
      Residential mortgage servicing income, net        1,880          1,559         1,137         2,320        3,599         4,087
      Change in impairment reserve                      2,382            950        (4,545)       (6,182)        (359)           --
      Valuation adjustments - interest rate floor      (1,475)        (1,600)          200         2,180           --            --
      Gain (loss) on sale of capitalized mortgage
          servicing rights                              2,924            (17)          958          (997)       1,681            --
                                                   ---------------------------------------------------------------------------------
      Total                                            $6,576         $4,205        $4,873        $5,445       $9,517        $7,367
                                                   =================================================================================

MORTGAGE SERVICING RIGHTS:
      Balance at beginning of period                  $45,266        $40,088       $57,640       $96,056      $80,278       $60,638
      Mortgage servicing rights capitalized
         and purchased                                  2,747          7,535         6,803        13,940       24,364        35,709
      Amortization charged against
         mortgage servicing fee income                 (2,736)        (2,828)       (3,644)       (3,161)      (3,647)       (3,918)
      Change in impairment reserve                      2,382            950        (4,545)       (6,182)        (359)           --
      Mortgage servicing rights sold                     (345)          (479)      (16,166)      (43,013)      (4,580)      (12,151)
                                                   ---------------------------------------------------------------------------------
      Balance at end of period                        $47,314        $45,266       $40,088       $57,640      $96,056       $80,278
                                                   =================================================================================

NON-INTEREST EXPENSE

Excluding special charges, amortization of intangibles and distribution on securities of subsidiary trust, non-interest expense was $74.8 million, $72.8 million and $74.7 million for the quarters ended June 30, 1999, March 31, 1999, and June 30, 1998, respectively. The efficiency ratio was 54.49%, 56.84% and 55.17% for the quarters ended June 30, 1999, June 30, 1998 and March 31, 1999, respectively, excluding special charges, distributions on securities of subsidiary trust and net securities gains.

Salaries and benefits expense of $39.2 million decreased $1.0 million from both the second quarter of last year and from the first quarter of 1999. Staff reductions related to the SIS acquisition was the primary reason for this decline.

Data processing expense increased $1.5 million from the second quarter of last year and increased $87 thousand from the first quarter of 1999. The increase from last year was due to new systems initiatives, the costs of year 2000 testing (see "Impact of the Year 2000" section) and increased transaction volumes.

Occupancy expense increased $294 thousand from the second quarter of 1998 and $6 thousand from the first quarter of 1999. The increase from the second quarter of 1998 was primarily due to a $206 thousand loss on the disposition of a branch in the second quarter of 1999. The Company had 220 branch offices at June 30, 1999 as compared to 227 branch offices at June 30, 1998.

Equipment expense increased $596 thousand from the second quarter of last year and $600 thousand from the first quarter of 1999, while advertising and marketing expense decreased $563 thousand and $12 thousand from the second quarter of 1998 and the first quarter of 1999, respectively. The increase in equipment expense was due to increased amounts of depreciation on new equipment. The decreases in advertising and marketing expenses were primarily due to cost savings and efficiencies related to the SIS acquisition.

Amortization of goodwill and other intangibles during the first quarter of 1999 increased $19 thousand from the second quarter of 1998 due to the goodwill associated with the fourth quarter 1998 purchase acquisitions of two insurance agencies.

There were no special charges in the second quarter of 1999. Special charges of $34.5 million pre-tax were incurred during the second quarter of 1998 related to the acquisition of CFX on April 10, 1998. Special charges of $33.2 million pre-tax were incurred during the first quarter of 1999, which included merger-related expenses of $25.9 million incurred in connection with the acquisition of SIS and $7.4 million related to the discontinuance of the Company's correspondent mortgage lending business. On an after-tax basis, special charges amounted to $24.0 million and $24.1 million for the quarters ended June 30, 1998 and March 31, 1999, respectively.

The following table summarizes activity related to special charges recorded since December 31, 1998 and shows the balance as of June 30, 1999.

TABLE 5 - SPECIAL CHARGES
(Dollars in thousands)

                                               Special Charges in First Six Months of 1999
                                               -------------------------------------------
                                                               Discontinuing              Plus:
                                                               Correspondent             Accrual        Less:     Less:    Accrual
                                                               Mortgage                 Balance at      Cash     Write-   Balance at
                                                Merger         Business        Total    12/31/98   Transactions  downs     6/30/99
                                                ------         --------        -----    --------   ------------  -----     -------
 Severance costs                               $11,345         $1,986        $13,331        $32       ($9,995)       $0     $3,368
 Data processing/systems integration             5,176             --          5,176         --        (4,386)       --        790
 Professional fees                               3,314          1,793          5,107         --        (4,511)       --        596
 Asset write-downs and lease terminations        4,067          1,293          5,360         --          (478)   (2,905)     1,977
 Customer  communications                        1,148             --          1,148         --        (1,703)       --       (555)
 Fund charitable foundation                      3,000             --          3,000         --        (3,000)       --         --
 Correspondent losses                               --            957            957         --        (1,945)       --       (988)
 Pension curtailment gain                       (4,000)            --         (4,000)        --            --        --     (4,000)
 Other costs                                     1,821          1,335          3,156      1,131        (2,342)       --      1,945
                                               -------------------------------------     ------      --------   -------     ------
                                               $25,871 (1)     $7,364 (2)    $33,235     $1,163      ($28,360)  ($2,905)    $3,133
                                               =====================================     ======      ========   =======     ======

     (1)  On an after-tax basis merger charges amounted to $18,779.
     (2) On an after-tax basis charges for discontinuing the correspondent mortgage business amounted to $5,300.

Other noninterest expenses for the second quarter of 1999 decreased $690 thousand from the second quarter of 1998 and increased $2.3 million from the first quarter of 1999. The following table summarizes the principal components of other non-interest expenses by quarter.


    TABLE 6 - OTHER NON-INTEREST EXPENSES
    (Dollars in thousands)

                                             1999      1999      1998      1998      1998      1998
                                            Second     First    Fourth     Third    Second     First
                                            Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                           ----------------------------------------------------------
    Miscellaneous loan costs                $1,952    $1,934    $1,457    $2,035    $2,612    $1,264
    Telephone                                2,566     2,561     2,306     2,315     1,951     1,973
    Postage and freight                      1,771     2,103     1,893     1,542     1,884     1,887
    Office supplies                          1,805     1,471     1,706     1,664     2,017     1,773
    Deposits and other assessments             727       668       651       657       675       705
    Collection and carrying costs
        of non-performing assets               313       701       666      (583)      268       737
    Other                                    4,714     2,112     2,615     4,666     5,131     6,164
                                           ---------------------------------------------------------
    Total                                  $13,848   $11,550   $11,294   $12,296   $14,538   $14,503
                                           =========================================================

TAXES

The effective tax rate for the second quarter of 1999, excluding the effect of special charges, was 32% compared to 31% for the second quarter of 1998 and 33% for the first quarter of 1999.

OTHER COMPREHENSIVE INCOME

FASB Statement No. 130 requires disclosure of "Other comprehensive income." Unlike net income, "other comprehensive income" includes the after-tax change in unrealized gains and losses on securities. As a result of an increase in interest rates in the first six months of 1999, the unrealized loss on the Company's securities portfolio increased $45.3 million, net of taxes and gains and losses realized on sales of securities. At June 30, 1999, unrealized losses, net of tax, represented less than 1% of securities available for sale. The Company attempts to balance the Interest Rate Risk of its assets with its liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of its liabilities, which tends to improve in rising interest rate environments, is not included in "other comprehensive income." The Company has no current intention to sell any of its available for sale assets.


FINANCIAL CONDITION


LOANS AND LEASES

Average loans of $6.8 billion during the second quarter of 1999 decreased $671 thousand or 9% from the first quarter of 1999 and $1.3 million or 16% from the second quarter of 1998. The decreases were primarily in residential real estate mortgages resulting from declines in loans held for sale, prepayments on residential real estate loans, and the April 1999 securitization of $633 million of 1-4 family residential loans into a real estate mortgage investment conduit ("REMIC") which is classified as securities held to maturity. Loans as a percent of average earning assets were 56% at June 30, 1999 compared to 66% at March 31, 1999 and 76% at June 30, 1998.

Average residential real estate loans (which includes mortgage loans held for sale) of $1.8 billion during the second quarter of 1999 declined $1.6 billion from the second quarter of last year. As a result of declining interest rates during the period, prepayments on residential real estate loans accelerated, particularly in adjustable rate mortgages which had previously been retained in portfolio. Mortgage loans held for sale amounted to $132 million at June 30, 1999 and $653 million at June 30, 1998. The decline in loans held for sale was due primarily to discontinuance of the correspondent mortgage business in the first quarter of 1999.

Average commercial real estate loans of $1.7 billion increased 6% from the second quarter of last year. The average yield on commercial real estate loans during the second quarter of 1999 was 8.77% as compared to 9.44% in the second quarter of 1998, which is indicative of increased competition and lower prevailing interest rates. Market forces have also influenced the term of new commercial real estate loans as customers are frequently requesting fixed rates and longer terms.

Commercial loans averaged $1.2 billion during the second quarter of 1999, an increase of 13% over the second quarter of 1998. The yield on commercial loans decreased to 8.47% in the second quarter of 1999 from 9.35% in the second quarter of 1998.

Average consumer loans of $2.1 billion during the second quarter of 1999 increased 3% from the second quarter of 1998. The increase was primarily in indirect automobile, student and home equity loans. The average yield on consumer loans declined from 8.87% in the second quarter of 1998 to 8.63% in the second quarter of 1999.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $5.1 billion during the second quarter of 1999, as compared to $3.6 billion in the first quarter of 1999 and $2.5 billion in the second quarter of 1998, and consisted primarily of mortgage-backed securities, most of which are seasoned 15 year agency securities, and U.S. Treasury securities. Other securities consisted of collateralized mortgage obligations, asset-backed securities and securitized portfolio loans held in a REMIC and classified as held to maturity. Substantially all securities are rated AAA or equivalently rated. A significant portion of the increase in securities was to replace the decline in residential real estate loans. The average yield on securities was 6.12%, 6.05% and 6.27% for the quarters ended June 30, 1999, March 31, 1999 and June 30, 1998, respectively. The fluctuations in yields was due to reinvestment of maturing securities at lower yields during a declining interest rate environment and increased amortization of premiums as prepayments on mortgage backed securities have accelerated. The REMIC securities have a weighted average yield of 7.53% and increased the portfolio yield by 16 basis points in the second quarter of 1999 compared to the first quarter of 1999. Securities available for sale are carried at fair value and had an after-tax unrealized loss of $45.3 million and $50 thousand at June 30, 1999 and March 31, 1999, respectively. The unrealized loss was 0.9% of total securities available for sale at June 30, 1999.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $62.3 million at June 30, 1999, or 0.46% of total assets, compared to $60.1 million at March 31, 1999 and $71.7 million at June 30, 1998. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 23% of the total loan portfolio at June 30, 1999, as compared with 30% at March 31, 1999. The Company's residential loans are generally secured by 1-4 family homes and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At June 30, 1999, 0.76% of the Company's residential loans were nonperforming, as compared with 0.48% at March 31, 1999. The increase from the first quarter was due mainly to the securitization of $633 million of 1-4 family loans now classified as securities held to maturity.

The Company's commercial real estate loan portfolio accounted for 26% of the total loan portfolio at June 30, 1999 compared to 23% at March 31, 1999. At June 30, 1999, 0.92% of the Company's commercial real estate loans were nonperforming, as compared with 1.08% at March 31, 1999.

The Company's commercial business loan portfolio accounted for 19% of the total loan portfolio at June 30, 1999 and 17% at March 31, 1999. Commercial business loans are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts, and to a lesser extent, Connecticut. The Company's commercial business loans are generally to small and medium size businesses located within its geographic market area. At June 30, 1999, 1.47% of the Company's commercial business loans were non-performing, as compared with 1.06% at March 31, 1999. The increase was primarily related to one relationship which is believed to be adequately secured.

The Company's consumer loan portfolio accounted for 32% of the total loan portfolio at June 30, 1999 and 30% at March 31, 1999. The Company has a diversified consumer loan portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans. At June 30, 1999, 0.26% of the Company's consumer loans were nonperforming, as compared with 0.36% at March 31, 1999.

At June 30, 1999, the Company had $18.0 million of accruing loans which were 90 days or more delinquent, as compared to $25.0 million of such loans at March 31, 1999 and $10.1 million at June 30, 1998. The increase in the first quarter was primarily attributable to an increase in residential real estate loans over 90 days delinquent, which the Company believes are well secured and in the process of collection. As noted, accruing loans 90 days or more delinquent declined during the second quarter of 1999.

TABLE 7 - NONPERFORMING ASSETS
(Dollars in thousands)

                                                                6/30/99    3/31/99    12/31/98   9/30/98   6/30/98    3/31/98
                                                                -------------------------------------------------------------
Residential real estate loans:
Nonaccrual loans                                                $11,643    $10,124     $9,917    $13,976   $10,802    $14,134
                                                                -------------------------------------------------------------
Commercial real estate loans:
Nonaccrual loans                                                 14,494     16,657     19,944     20,521    20,398     22,239
Troubled debt restructurings                                      1,391      1,110          6        475     1,477      3,298
                                                                -------------------------------------------------------------
    Total                                                        15,885     17,767     19,950     20,996    21,875     25,537
                                                                -------------------------------------------------------------
Commercial business loans and leases:
Nonaccrual loans                                                 18,600     12,694     14,920     15,174    18,409     19,833
Troubled debt restructurings                                         80         40        874         70        71        207
                                                                -------------------------------------------------------------
   Total                                                         18,680     12,734     15,794     15,244    18,480     20,040
                                                                -------------------------------------------------------------
Consumer loans and leases:
Nonaccrual loans                                                  5,531      7,566     10,865      8,887     8,323     10,000
                                                                -------------------------------------------------------------
Total nonperforming loans:
Nonaccrual loans                                                 50,268     47,041     55,646     58,558    57,932     66,206
Troubled debt restructurings                                      1,471      1,150        880        545     1,548      3,505
                                                                -------------------------------------------------------------
   Total                                                         51,739     48,191     56,526     59,103    59,480     69,711
                                                                -------------------------------------------------------------
Other nonperforming assets:
Other real estate owned, net of related reserves                  7,170      7,468      7,030      7,435     7,790      6,270
Repossessions, net of related reserves                            3,411      4,446      3,624      3,786     4,380      4,158
                                                                -------------------------------------------------------------
Total other nonperforming assets                                 10,581     11,914     10,654     11,221    12,170     10,428
                                                                -------------------------------------------------------------
Total nonperforming assets                                      $62,320    $60,105    $67,180    $70,324   $71,650    $80,139
                                                                =============================================================
Accruing loans which are 90 days overdue                        $17,990    $24,967    $21,962     $7,933   $10,078     $9,136
                                                                =============================================================

Total nonperforming loans as a percentage of total loans (1)      0.78%      0.68%      0.80%      0.81%     0.82%      0.96%
Total nonperforming assets as a percentage of total assets        0.46%      0.48%      0.56%      0.60%     0.62%      0.68%
Total nonperforming assets as a percentage of  total loans
   and leases (1) and total other nonperforming assets            0.94%      0.85%      0.95%      0.96%     0.98%      1.10%

(1) Total loans and leases are exclusive of loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $3.6 million for loan and lease losses in the second quarter of 1999, compared to $3.2 million in the second quarter of 1998. As shown in Table 8, net charge-offs for the second quarter of 1999 were $3.5 million, or 21 basis points of average loans outstanding, compared to $4.4 million, or 22 basis points of average loans outstanding, for the second quarter of 1998.

At June 30, 1999, the allowance for loan and lease losses amounted to $110.6 million or 1.67% of total portfolio loans and leases, as compared to $110.4 million or 1.52% at June 30, 1998. The ratio of the allowance for loan and lease losses to nonperforming loans was 214% at June 30, 1999 and 186% at June 30, 1998. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other procedures, consideration of the character and size of the loan portfolio such as internal risk ratings and credit concentrations, trends in nonperforming loans, delinquent loans and net charge-offs, the volume of new loan originations and other asset quality factors. Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for loan and lease losses in subsequent periods. Changing economic and business conditions in northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large movements in market-based interest rates or other reasons could affect the Company's future provisions for loans losses.

    TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
    (Dollars in thousands)

                                                        1999 Second   1999 First  1998 Fourth  1998 Third  1998 Second   1998 First
                                                          Quarter      Quarter      Quarter      Quarter     Quarter      Quarter
                                                        ---------------------------------------------------------------------------
    Average loans and leases outstanding
       during the period (1)                            $6,804,795   $7,476,283   $7,744,371  $7,990,408   $8,068,140   $7,973,747
                                                        ===========================================================================
    Allowance at beginning of period                      $110,573     $110,561     $111,413    $110,371     $111,507     $112,064
    Charge-offs:
    Real estate mortgages                                    1,982          530        1,169       2,929        2,426        1,518
    Commercial business loans and leases                       346        1,137        2,634         717        1,304          601
    Consumer loans and leases                                3,904        3,550        3,822       2,868        2,966        3,727
                                                        ---------------------------------------------------------------------------
    Total loans charged off                                  6,232        5,217        7,625       6,514        6,696        5,846
                                                        ---------------------------------------------------------------------------
    Recoveries:
    Real estate mortgages                                    1,402          550        1,142       1,991        1,431        1,186
    Commercial business loans and leases                       688          627          932         889          501          166
    Consumer loans and leases                                  643          487          726         703          393          688
                                                        ---------------------------------------------------------------------------
    Total loans recovered                                    2,733        1,664        2,800       3,583        2,325        2,040
                                                        ---------------------------------------------------------------------------
    Net charge-offs                                          3,499        3,553        4,825       2,931        4,371        3,806
    Additions charged to operating expenses                  3,565        3,565        3,973       3,973        3,235        3,249
                                                        ---------------------------------------------------------------------------
    Allowance at end of period                            $110,639     $110,573     $110,561    $111,413     $110,371     $111,507
                                                        ===========================================================================

    Ratio of net charge-offs to average loans and
       leases outstanding during the period,
       annualized (1)                                        0.21%        0.19%        0.25%       0.15%        0.22%        0.19%
    Ratio of allowance to total loans and leases
       at end of period (2)                                  1.67%        1.56%        1.56%       1.52%        1.52%        1.54%
    Ratio of allowance to nonperforming loans at end
       of period                                              214%         229%         196%        189%         186%         161%
    Ratio of net charge-offs as a percent of average
        outstanding loans, annualized (1):
          Real estate mortgages                             0.067%      -0.002%       0.002%      0.076%       0.080%       0.027%
          Commercial business loans and leases             -0.111%       0.181%       0.603%     -0.061%       0.296%       0.174%
          Consumer loans and leases                         0.628%       0.584%       0.587%      0.428%       0.512%       0.625%

     (1) Average loans and leases include portfolio loans and loans held for sale.
     (2)  Total loans and leases are exclusive of loans held for sale.

DEPOSITS

Average deposits of $8.2 billion during the second quarter of 1999 remained relatively unchanged from the second quarter of 1998. Excluding brokered deposits, average total deposits increased $53 million compared to the second quarter of 1998. The ratio of portfolio loans to retail deposits was 83% and 92% at June 30, 1999 and June 30, 1998, respectively.

Average non-interest bearing deposit accounts of $1.3 billion during the second quarter of 1999 increased $64.0 million or 5% from the second quarter of 1998. The increase reflects growth in both commercial and retail deposit balances.

Average interest-bearing deposit accounts, excluding brokered deposits, of $6.7 billion during the second quarter of 1999 decreased $10.8 million or less than 1% from the second quarter of 1998. The average rates paid on all deposit types decreased from 4.09% in the second quarter of 1998 to 3.67% in the second quarter of 1999.

OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Boston ("FHLB"). Average FHLB borrowings for the second quarter of 1999 were $3.2 billion, which increased by $1.5 billion or 88% from the second quarter of 1998 in order to fund the growth in earning assets. FHLB collateral consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At June 30, 1999, the Company's FHLB borrowings amounted to $3.6 billion and its additional borrowing capacity was $2.3 billion.

Average balances for securities sold under repurchase agreements were $515 million, $537 million and $479 million for the quarters ended June 30, 1999, March 31, 1999, and June 30, 1998, respectively. These borrowings are secured by mortgage-backed securities and U.S. Government obligations.

INTEREST RATE RISK AND ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-Liability management is governed by policies reviewed and approved annually by the Company's Board of Directors (the "Board") and monitored periodically by a committee of the Board. The Board delegates responsibility for asset-liability management to the corporate Liquidity and Funds Management Committee ("LFMC"), which is comprised of members of senior management who sets strategic directives that guide the day-to-day asset-liability management activities of the Company. The LFMC also reviews and approves all major risk, liquidity and capital management programs.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations and thus is only exposed to non-trading market risk.

Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which the Company in exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets, affect net interest income, the Company's primary source of revenue. This risk arises directly from the Company's core banking activities - lending, deposit gathering and loan servicing. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of capitalized mortgage servicing rights and premiums paid on securities, (v) the amount of unrealized gains and losses on securities available for sale and (vi) the value of an institution's investment securities and mortgage loans and the resultant ability to realize gains on the sale of such assets.

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

The Company manages the interest-rate risk inherent in its core banking operations primarily using on-balance sheet instruments, mainly fixed-rate portfolio securities and borrowed fund maturities. When appropriate, the Company will utilize off-balance sheet interest rate instruments such as interest-rate swaps, forward-rate agreements, options, options on swaps and exchange traded futures and options. The Company owns two interest-rate floors with a combined notional amount of $20 million, expiring from 1999-2000, which were purchased to protect certain rate sensitive assets against falling interest rates. The Company has no direct or contingent liability as a result of these floors.

The Company's policy on interest-rate risk simulation specify that if interest rates were to immediately shift up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10%. The Company was in compliance with this limit at June 30, 1999. The Company also monitors gradual changes in market interest rates which it believes better represents its exposure to net interest income. The following table reflects the estimated exposure of the Company's net interest income for the 12 months following the date indicated assuming a gradual shift in market interest rates of 100 and 200 basis points, respectively.


                         200 Basis Point      100 Basis Point        100 Basis Point      200 Basis Point
                          Rate Decrease        Rate Decrease          Rate Increase        Rate Increase
                          -------------        -------------          -------------        -------------
                                                      (Dollars in thousands)
June 30, 1999               $ (3,876)           $  7,012                $(10,497)            $(14,458)
                            ========            ========                ========             ========
March 31, 1999              $(11,349)           $  1,781                $ (4,674)            $(11,596)
                            ========            ========                ========             ========

The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. Assuming a downward shift in rates, savings, money market and NOW accounts have implied interest rate floors and it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming a upward shift in rates of 200 basis points, the simulated increase in interest income would be less than the simulated increase in interest expense as the Company's fixed-rate earning assets exceed its fixed-cost paying liabilities. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above.

The Company uses interest rate floors, U.S. Treasury debt instruments and principal only strips to mitigate the prepayment risk associated with mortgage servicing rights (see "Non-Interest Income" for further details). At June 30, 1999, the Company had $200 million notional amount in interest rate floors, $20 million in U.S. Treasury bonds and $20 million in principal only strips. For mortgage servicing rights, the adverse impact of current movements in interest rates on expected future cash flows must be recognized immediately through an adjustment to their carrying value. If interest rates decline, estimated future fee income from mortgage servicing rights is reduced because of an expected increase in mortgage prepayments.

The following table sets forth the net exposure at June 30, 1999 of the carrying value of mortgage servicing rights and identified hedging instruments, assuming an immediate shift by the indicated amount in market interest rates.

                                  200 Basis Point     100 Basis Point      100 Basis Point      200 Basis Point
                                   Rate Decrease       Rate Decrease        Rate Increase        Rate Increase
                                   ---------------------------------------------------------------------------
                                                               (Dollars in thousands)


   Mortgage servicing rights       ($20,800)              ($9,900)               $7,400              $10,400
   Interest Rate floors               7,700                 3,600                (1,000)              (1,700)
   U.S. Treasury bonds                6,800                 3,000                (2,400)              (4,400)
   Principal only strips              7,300                 3,400                (2,000)              (3,000)
                                    ========================================================================
   Net exposure                     $ 1,000                  $100                $2,000               $1,300
                                    ========================================================================


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

The most significant factors affecting market risk exposure of net interest income during the first half of 1999 were (i) the increase in interest rates,
(ii) changes in the composition of mortgage assets, (iii) increases in consumer savings accounts and increase in net free funds and (iv) the increase and diversification of assets and off-balance sheet interest-rate instruments used to hedge mortgage servicing rights.

The Company's earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the US dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity of the amount of fees from investment-related businesses.

LIQUIDITY

On a parent-only basis, the Company does not have substantial commitments or debt service requirements. At June 30, 1999, such commitments consisted primarily of junior subordinated debentures issued to a subsidiary, Peoples Heritage Capital Trust I, in connection with that subsidiary's issuance of 9.06% Capital Securities due 2027. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations. Other sources of funds available to the Company on a parent-only basis include borrowings from public and private sources.

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

CAPITAL

At June 30, 1999, shareholders' equity amounted to $894.7 million. In addition, through a subsidiary trust, the Company had outstanding $68.8 million of Capital Securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.115 per share dividend on its common stock during the second quarter of 1999.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

The Company's banking subsidiaries are also subject to federal, and in certain cases state, regulatory capital requirements. At June 30, 1999, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable state capital requirements.


      TABLE 9 - REGULATORY CAPITAL REQUIREMENTS
      (Dollars in thousands)

                                                                                 For Capital Adequacy
                                                                Actual                  Purposes               Excess
                                                            ---------------        ------------------     -----------------
                                                            Amount    Ratio        Amount       Ratio     Amount      Ratio
                                                            ------    -----        ------       -----     ------      -----
      As of June 30, 1999:

      Total capital (to risk weighted assets)              $988,680    12.30%     $643,875      8.00%    $ 344,805    4.30%
      Tier 1 capital (to risk weighted assets)              888,074    11.05%      321,537      4.00%      566,537    7.05%
      Tier 1 leverage capital ratio (to average assets)     889,965     6.88%      517,760      4.00%      372,205    2.88%

      As of December 31, 1998:

      Total capital (to risk weighted assets)               968,974    13.02%      595,426      8.00%      373,548    5.02%
      Tier 1 capital (to risk weighted assets)              875,723    11.76%      297,713      4.00%      578,010    7.76%
      Tier 1 leverage capital  (to average assets)          875,723     7.50%      467,096      4.00%      408,627    3.50%


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

Year-2000 computer software or embedded chip system failures external to the Company have the potential for negative impacts if they occur "upstream" (at suppliers, service providers, fiduciary counter-parties or funding sources) or "downstream" (at customers or other third-parties).

As with most large financial service providers, the Company relies on a substantial number of information processing systems to deliver and manage its financial services products and the year-2000 problem presents a significant challenge. The Company relies heavily on external sources for computer software, basic infrastructure services, product-line support services and other goods and materials. The Company also exchanges a significant volume of data with external parties, including other financial institutions, government entities, customers, and business partners. The extent of the Company's reliance on external support for its business operations adds to the challenge of getting "year-2000 ready."

SOLUTION STRATEGY

The Company initiated a formal Year-2000 Readiness Project in 1997. A senior management committee monitors the project and receives status reports on a bi-weekly basis. The Board of Directors receives quarterly status updates. A project team chaired by the Vice President of Technology and made up of a full-time project coordinator and team leaders from core support and data processing business units directs the detail readiness effort. Business unit representatives are involved in assessment, testing and implementation tasks as required. The Company is using both internal and external resources for various project tasks.

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

Awareness phase - the problem and project effort was initially defined and senior project sponsorship and support was obtained. The project team was formed and the overall nature of the project effort was communicated to employees and other important external parties. This phase was initiated in January 1997 and, except for the on-going customer and community awareness efforts, was completed in July 1998.

         Assessment phase - a system component inventory was conducted across the Company. This included identifying all internally managed and controlled hardware, software, networks, unique processing platforms, and external customer and vendor data processing interdependencies. Various non-information processing systems such as physical security, elevator, HVAC/building environment and vault control systems were included in the inventory.

Each system component was rated on its importance to the enterprise and its year-2000 compliance status. This assessment was used as a guide for repair or replacement priority and resource assignments. The Company identified nearly 100 internally controlled or managed systems or system categories as "critical." Twelve external services or data interfaces are currently considered as "critical." Assessments of building environment and security control systems indicated they were a low risk to the Company.

During this phase, a plan to identify material customers (as funds takers, funds providers, or capital market/asset management counterparties), assess their Year-2000 readiness, evaluate the risks to the Company, and develop appropriate risk management strategies was formulated. The Assessment phase for company systems and external suppliers and servicers was concluded in August 1998.

         Renovation phase - a solution strategy was determined and planned for each system at risk and the strategies were executed. This included re-coding, hardware and software replacement or upgrade, and other associated changes. For systems and services supplied by external parties, the Company obtained from vendors their year-2000 readiness certifications and statements or monitored the vendor's progress in renovation, internal testing and availability of certified systems or upgrades. The review of current service contracts for year-2000 implications was also included in this phase.

The Company relies on vendors for over 90% of its software systems and components, including the core mainframe-based software. The remaining approximately 10% of software is mainframe-based customized product or in-house developed micro-computer database applications. The renovation phase commenced in October 1997 and software upgrades, replacements and other remediation were completed in June 1999.

Validation Phase - this phase includes developing and executing test scripts in specific testing environments where system dates can be set ahead and documenting the results. The validation plans closely follow regulatory guidances dictating the independent testing of critical systems in the Company's test centers even when vendor certifications are available. Testing designs include unit, integrated (with internal and external systems), point-to-point and end-to-end testing as appropriate. Business unit management, project management and internal audit provide final validation of the testing process and year-2000 readiness.

The testing of critical rated and non-critical rated internal systems and external servicers and data interfaces, user acceptance and audit review was completed in June 1999.

The Company is communicating with, or otherwise monitoring, the year-2000 readiness progress of significant external providers of infrastructure services on an on-going basis; the Company does not expect to directly test with these providers. At this time, the Company is not aware of any material disruption of infrastructure services which may be likely to occur.

 Implementation phase - once systems are validated as year-2000 ready, repairs, upgrades or replacements are installed into production during this phase. All critical systems have been validated as Year 2000 ready, or repaired or replaced as necessary and put into production by June 1999. All non-critical systems have been validated as Year 2000 ready, or repaired or replaced as necessary and put into production by June 1999. Also as part of the implementation phase, the Company conducted systematic analyses regarding core critical business processes in order to create a Y2K specific Business Resumption Contingency Plan, an addendum to the already existing Company wide Business Recovery Plan focusing on the uniqueness of potential Y2K failure scenarios. Business processes critical to the Company have been analyzed and broken down into manual processes or other workaround tasks and fully documented. A method to evaluate the validity of the Y2K plan has been developed and was approved by the Board in May 1999. The final Y2K plan is anticipated to receive Board approval in the third quarter. The Company has also developed an Event Management Plan and strategy to serve as a master management tool for all tasks necessary to meet the millennium rollover period, including those necessary for a swift and expedient return from any alternate operating contingency procedures back to normal operations. The plan includes preparation tasks, validation procedures, and internal and external communications protocols, and forms a Y2K "Command Center" consisting of senior management and Y2K support units to function as communications/coordination centers for possible event disruptions. The Event Management Plan and strategy are expected to be complete and validated in September 1999. The Company is also proactively working with employees, customers, and industry peers, media and the White House Council on Y2K in efforts to increase awareness and educate customers and the public with regard to Y2K preparedness and safety.

Ongoing activities include the monitoring and evaluation of internal system changes for year-2000 risk impacts, the monitoring of material customer, vendor, and counterparty risk, and the continuing development and implementation of customer and community awareness efforts.

COST

The Company does not separately track the internal costs incurred for the year-2000 project, except for the dedicated salary of the project coordinator. The vast majority of internal costs relates to the payroll cost for staff assigned to the year-2000 project team and Company personnel assigned to testing the changes resulting from the Year 2000 effort. The Company has incurred $1.6 million of expenses in 1999 and anticipates that the incremental cost of the Year 2000 project will be approximately $2.0 million in 1999. All year 2000 costs are expensed as incurred, and are being funded out of the Company's operating cash flow.

SUMMARY

Based on the risk assessment, remediation, testing and monitoring efforts to date, the Company expects substantially all of its critical and important systems will operate successfully in all material respects through the century change. Therefore, the Company believes internal system failures are unlikely to materially adversely affect the Company's operations or financial condition, although there can be no assurances in this regard. The Company has already successfully tested with several critical external service providers and will continue in 1999 to validate and monitor changes in the readiness of its critical service providers, including the Company's electric power, telecommunications and transportation service providers. At this time, the Company believes the most likely "worst case" scenario consists of temporary and localized disruptions in infrastructure services, which may disrupt the Company's ability to service customers and/or the ability of external service providers to service the Company.

The magnitude and scope of the Company's efforts to address the year-2000 problem may be revised periodically as the quality and quantity of knowledge about the project increases. It should also be noted that this description of the Company's efforts involves estimates and projections that are subject to change as work continues and such changes could be substantial.

Pursuant to FFIEC guidelines, the Company is required to develop commercial credit risk controls to monitor and assess Year 2000 risk. As of July 1999, the Company had exceeded its target for reviewing commercial loan balances for year-2000 readiness.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement currently is scheduled to be effective for the Company for years beginning January 1, 2001.

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

          (a) An annual meeting of shareholders of the Company was held on April 27, 1999 ("Annual Meeting").

          (b)  Not applicable.

          (c) There were 104,070,044 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 86,813,803 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

               1.   Election of directors for a three-year term

                    DIRECTOR NOMINEES ELECTED
                    FOR THREE YEAR TERMS:           FOR            WITHHELD
                    -------------------------       ---            --------

                    P. Kevin Condron             86,035,821        777,794
                    Douglas S. Hatfield, Jr.     85,968,992        852,803
                    Philip A. Mason              85,927,234        886,561
                    William J. Ryan              86,031,364        782,431
                    Curtis M. Scribner           86,035,488        778,307

                    DIRECTOR NOMINEES ELECTED
                    FOR TWO YEAR TERMS
                    -------------------------

                    John M. Naughton             86,000,266        773,529
                    Seth A. Resnicoff            85,911,821        901,974

                    DIRECTOR NOMINEE ELECTED
                    FOR ONE YEAR TERM
                    ------------------------

                    David D. Hindle              86,018,329        795,465

               2. Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999.

                         FOR                      AGAINST          ABSTAIN

                         86,369,695               218,828          225,271

          (d)  Not applicable.

Item 5.    Other Information - not applicable.

Item 6.    Exhibits and reports on Form 8-K.

          (a) Exhibit 10 - Agreement, dated as of August 5, 1999, between the Company and F.William Marshall, Jr.

               Exhibit 27 - Financial Data Schedule.

           (b) The Company filed a Current Report on Form 8K on April 23, 1999, June 2, 1999 (as amended on June 9, 1999), June 10, 1999, July 27, 1999 and July 28, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEOPLES HERITAGE FINANCIAL GROUP, INC.



Date     August 16, 1999                 By:      /s/ William J. Ryan
                                                  -----------------------------
                                                  William J. Ryan
                                                  Chairman, President and
                                                  Chief Executive Officer



Date     August 16, 1999                 By:      /s/ Peter J. Verrill
                                                  -----------------------------
                                                  Peter J. Verrill
                                                  Executive Vice President,
                                                  Chief Operating Officer and
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)