Form 10-Q
period 1999-09-30
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 1999-11-15
CIK 829750

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16947

                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                         Maine                      01-0437984
             ------------------------------      ----------------
             State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization      Identification No.)

               One Portland Square, Portland, Maine        04112
             ---------------------------------------     ----------
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

Yes [X]    No  [ ]

The number of shares outstanding of the Registrant's common stock as of November 1, 1999 is:

Common stock, par value $.01 per share                   102,101,513
--------------------------------------                  -------------
              (Class)                                   (Outstanding)

                                      INDEX

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                 September 30, 1999 and December 31, 1998                     3

                 Consolidated Statements of Income -
                 Three and Nine Months ended September 30, 1999
                 and 1998                                                     4

                 Consolidated Statements of Changes in Shareholders'
                  Equity - Nine months ended September 30, 1999
                  and 1998                                                    5

                 Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 1998               6

                 Notes to Consolidated Financial Statements                   7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

         Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk                                                33


PART II. OTHER INFORMATION


         Item 1. Legal proceedings                                           33

         Item 2. Changes in securities                                       33

         Item 3. Defaults upon senior securities                             33

         Item 4. Submission of matters to a vote of security holders         33

         Item 5  Other information                                           33

         Item 6  Exhibits and reports on Form 8-K                            33

         Signatures                                                          33

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                    September 30, 1999      December 31,1998
                                                                    ------------------      ----------------
ASSETS                                                                  (Unaudited)
Cash and due from banks                                                    $   278,761           $   415,435
Federal funds sold and other short term investments                            183,334               283,878
Securities available for sale, at market value                               5,412,505             2,986,131
Securities held to maturity (fair value of $559,572
  and $245,555 at September 30, 1999 and
  December 31, 1998, respectively)                                             565,783               245,233
Loans held for sale                                                             98,575               517,754
Loans and leases:
  Residential real estate mortgages                                          1,387,692             2,230,615
  Commercial real estate mortgages                                           1,786,810             1,621,890
  Commercial business loans and leases                                       1,276,754             1,146,242
  Consumer loans and leases                                                  2,239,913             2,089,284
                                                                           -----------           -----------
                                                                             6,691,169             7,088,031
  Less: Allowance for loan and lease losses                                    110,788               110,561
                                                                           -----------           -----------
        Net loans and leases                                                 6,580,381             6,977,470
Premises and equipment                                                         140,749               144,574
Goodwill and other intangibles                                                 114,206               124,363
Mortgage servicing rights                                                       48,103                40,088
Bank-owned life insurance                                                      225,329                66,944
Other assets                                                                   233,138               248,369
                                                                           ===========           ===========
                                                                           $13,880,864           $12,050,239
                                                                           ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Regular savings                                                          $ 1,282,419           $ 1,284,074
  Money market and NOW accounts                                              2,143,584             2,073,793
  Certificates of deposit                                                    3,256,083             3,455,541
  Brokered deposits                                                            143,819               257,570
  Demand deposits                                                            1,276,536             1,305,737
                                                                           -----------           -----------
        Total deposits                                                       8,102,441             8,376,715
Federal funds purchased and securities sold under
  repurchase agreements                                                        565,760               591,970
Borrowings from the Federal Home Loan Bank of Boston                         4,206,474             1,936,585
Other borrowings                                                                30,542                25,659
Other liabilities                                                               54,739               118,182
                                                                           -----------           -----------
        Total liabilities                                                   12,959,956            11,049,111
                                                                           -----------           -----------

Company obligated, mandatory redeemable securities of
  subsidiary trust holding solely parent junior
  subordinated debentures                                                       68,775               100,000

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000
  shares authorized, none issued)                                                   --                    --

Common stock (par value $0.01 per share, 200,000,000
  shares authorized, 106,647,439 and 106,647,585
  shares issued)                                                                 1,066                 1,066
Paid-in capital                                                                508,836               509,473
Retained earnings                                                              499,159               447,438
Unearned compensation                                                           (1,775)               (2,027)
Accumulated other comprehensive income (loss):
  Net unrealized loss on securities available for sale                         (70,752)               (1,651)
Treasury stock, at cost (4,575,261 shares and
  2,845,731 shares)                                                            (84,401)              (53,171)
                                                                           -----------           -----------
Total shareholders' equity                                                     852,133               901,128
                                                                           -----------           -----------
                                                                           $13,880,864           $12,050,239
                                                                           ===========           ===========

See accompanying notes to Consolidated Financial Statements.


PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data) (Unaudited)

                                                        Three Months                          Nine Months
                                                     Ended September 30,                   Ended September 30,
                                                -------------------------------       -------------------------------
                                                   1999               1998               1999               1998
                                                ------------       ------------       ------------       ------------
Interest and dividend income:
   Interest on loans and leases                 $    141,610       $    169,675       $    436,016       $    508,114
   Interest and dividends on securities               95,131             40,536            231,323            120,390
                                                ------------       ------------       ------------       ------------
      Total interest and dividend income             236,741            210,211            667,339            628,504

Interest expense:
   Interest on deposits                               62,185             71,142            190,589            214,087
   Interest on borrowed funds                         59,753             31,600            144,883             94,177
                                                ------------       ------------       ------------       ------------
      Total interest expense                         121,938            102,742            335,472            308,264

      Net interest income                            114,803            107,469            331,867            320,240
Provision for loan and lease losses                    3,565              3,973             10,695             10,457
                                                ------------       ------------       ------------       ------------
      Net interest income after provision
              for loan and lease losses              111,238            103,496            321,172            309,783

Noninterest income:
   Customer services                                  14,405             10,262             37,955             29,817
   Mortgage banking services                           3,496              5,445             14,277             22,329
   Insurance commissions                               4,681              3,362             14,277              9,050
   Trust services                                      3,556              3,060             10,741              9,188
   Investment advisory services                        1,361              1,249              3,821              2,917
   Bank-owned life insurance income                    3,067                881              8,385              2,807
   Net securities gains                                    3              1,457                281              3,509
   Other noninterest income                            1,551              3,240              5,597              8,329
                                                ------------       ------------       ------------       ------------
                                                      32,120             28,956             95,334             87,946
Noninterest expenses:
   Salaries and employee benefits                     41,070             40,141            120,410            123,136
   Data processing                                     6,886              6,773             20,985             18,183
   Occupancy                                           6,727              6,409             20,631             20,229
   Equipment                                           5,313              4,619             15,527             15,355
   Distributions on securities of subsidiary trust     1,558              2,265              5,129              6,795
   Amortization of goodwill and other intangibles      2,933              2,888              8,834              8,664
   Telephone                                           2,888              2,315              8,015              6,239
   Advertising and marketing                           2,158              2,905              6,812              8,558
   Special charges                                        --                 --             33,235             35,374
   Other noninterest expenses                          9,969              9,981             30,240             35,098
                                                ------------       ------------       ------------       ------------
                                                      79,502             78,296            269,818            277,631

Income before income tax expense                       63,856            54,156            146,688            120,098
Applicable income tax expense                          21,275            16,914             49,847             39,204
                                                -------------      ------------       ------------       ------------
      Net income                                $      42,581      $     37,242       $     96,841       $     80,894
                                                =============      ============       ============       ============

Weighted average shares outstanding:
      Basic                                       102,841,836       103,319,214        103,427,165        103,529,930
      Diluted                                     103,835,930       105,353,615        104,622,386        105,818,328
Earnings per share:
      Basic                                      $       0.41       $      0.36       $       0.94       $       0.78
      Diluted                                            0.41              0.35               0.93               0.76


See accompanying Notes to Consolidated Financial Statements.

PEOPLES  HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                                                              Accumulated
                                                                                      Compen-    Other
                                                  Par       Paid-in      Retained     sation  Comprehensive Treasury
                                                 Value      Capital      Earnings      ESOP   Income (Loss)   Stock       Total
                                                 -----      -------      --------     ------  ------------  --------      -----


Balances at December 31, 1998                    $1,066     $509,473     $447,438    ($2,027)   ($ 1,651)   ($53,171)   $901,128

Net income                                           --           --       96,841         --          --          --      96,841
Unrealized losses on securities, net of
   reclassification adjustment                       --           --           --         --     (69,101)         --     (69,101)
                                                                                                                        --------
        Comprehensive income                                                                                              27,740
                                                                                                                        --------

Common stock issued for employee benefit plans       --           --       (8,545)        --          --      22,515      13,970

Treasury stock purchased                             --           --           --         --          --     (53,745)    (53,745)

Decrease in unearned compensation                    --        1,167           --        252          --          --       1,419

Premium on repurchase of trust preferred
 securities                                          --       (1,801)          --         --          --          --      (1,801)

Payment of fractional shares                         --           (3)          --         --          --          --          (3)

Cash dividends                                       --           --      (36,575)        --          --          --     (36,575)
                                                 ------     --------     --------     ------     -------     -------    --------

Balances at September 30, 1999                   $1,066     $508,836     $499,159    ($1,775)   ($70,752)   ($84,401)   $852,133
                                                 ======     ========     ========     ======     =======     =======    ========


Balances at December 31, 1997                    $1,052     $491,034     $379,017    ($3,123)    $ 7,938    ($29,663)   $846,255

Net income                                           --           --       80,894         --          --          --      80,894
Unrealized losses on securities net of
    reclassification adjustment                      --           --           --         --      (1,930)         --      (1,930)
                                                                                                                        --------
          Comprehensive income                                                                                            78,964
                                                                                                                        --------

Cancellation of treasury shares at  acquisition      (1)      (1,879)          --         --          --       1,880          --

Common stock issued for employee benefit plans        9        8,841       (2,122)      (567)         --      12,232      18,393

Treasury stock purchased                             --           --           --         --          --     (24,457)    (24,457)

Decrease in unearned compensation                    --        1,029           --        883          --          --       1,912

Payment of fractional shares                         --          (36)          --         --          --          --         (36)

Cash dividends                                       --           --      (31,237)        --          --          --     (31,237)
                                                 ------     --------     --------     ------     -------     -------    --------

Balances at September 30, 1998                   $1,060     $498,989     $426,552    ($2,807)    $ 6,008    ($40,008)   $889,794
                                                 ======     ========     ========     ======     =======     =======    ========

See accompanying Notes to Consolidated Financial Statements.

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
                                                                                               1999                1998
                                                                                            -----------         -----------

Cash flows from operating activities:
  Net income                                                                                $    96,841         $    80,894
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses                                                          10,695              10,457
    Depreciation                                                                                 14,596              14,439
    Amortization of goodwill and other intangibles                                                8,834               8,664
    Net (decrease) increase in net deferred tax liabilities                                      (1,675)             29,304
    ESOP and restricted stock expense                                                             1,419               1,912
    Net gains realized from sales of securities and consumer loans                                 (281)             (3,509)
    Net losses realized from sales of loans held for sale (a component  of
      mortgage banking services)                                                                  1,961              15,578
    Earnings from bank owned life insurance                                                      (8,385)             (2,807)
    Net (increase) decrease in mortgage servicing rights                                         (8,015)              2,998
    Proceeds from sales of loans held for sale                                                  818,247           4,588,189
    Residential loans originated and purchased for sale                                        (401,029)         (4,690,523)
    Net decrease (increase) in interest and dividends receivable and other asset                (39,176)            (32,787)
    Net increase (decrease) in other liabilities                                                 34,954             (44,759)
                                                                                            -----------         -----------
Net cash provided (used) by operating activities                                            $   528,986         $   (21,950)
                                                                                            -----------         -----------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale                                     $    27,461         $   388,122
   Proceeds from maturities and principal repayments of securities available for sale         1,117,456             780,706
   Purchases of securities available for sale                                                (3,435,870)         (1,262,284)
   Proceeds from maturities and principal repayments of securities held to maturity              66,952              65,201
   Purchase of securities held to maturity                                                           --            (116,432)
   Net (increase) decrease in loans and leases                                                 (246,341)             37,180
   Purchase of bank owned life insurance                                                       (150,000)                 --
   Net additions to premises and equipment                                                      (10,771)            (10,606)
                                                                                            -----------         -----------
Net cash provided (used) by investing activities                                            $(2,631,113)        $  (118,113)
                                                                                            -----------         -----------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                                       $  (274,274)        $   207,579
  Net increase (decrease) in securities sold under repurchase agreements                        (26,210)             48,350
  Proceeds from Federal Home Loan Bank of Boston borrowings                                   2,885,000           2,942,790
  Payments on Federal Home Loan Bank of Boston borrowings                                      (615,111)         (2,741,421)
  Net increase (decrease) in other borrowings                                                     4,883               9,769
  Repurchase of trust preferred securities                                                      (33,026)                 --
  Issuance of stock                                                                              13,967              17,027
  Purchase of treasury stock                                                                    (53,745)            (24,457)
  Dividends paid                                                                                (36,575)            (31,237)
                                                                                            -----------         -----------
Net cash provided by financing activities                                                   $ 1,864,909         $   428,400
                                                                                            -----------         -----------


Increase (decrease) in cash and cash equivalents                                            $  (237,218)        $   288,337
  Cash and cash equivalents at beginning of period                                              699,313             390,426
                                                                                            -----------         -----------
  Cash and cash equivalents at end of period                                                $   462,095         $   678,763
                                                                                            ===========         ===========


For the nine months ended September 30, 1999 and 1998, interest of $331,327 and $314,136 and income taxes of $23,927 and $29,802 were paid, respectively.


See accompanying Notes to Consolidated Financial Statements.

             PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1998 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

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

NOTE 2 - OTHER COMPREHENSIVE INCOME

The components of total comprehensive income for the Company are net income and unrealized gains (losses) on securities available for sale, net of tax. The following is a reconciliation of comprehensive income for the nine months ended September 30, 1999 and 1998.

                                                               Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------

Net income                                                    $96,841   $80,894
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available for sale securities:
     Unrealized holding gains (losses) arising during
       the period                                             (68,918)      351
Less:  reclassification adjustment for gains included in
  net income                                                      183     2,281
                                                              -------   -------
Other comprehensive income, net                               (69,101)   (1,930)
                                                              -------   -------
Comprehensive income                                          $27,740   $78,964
                                                              =======   =======

NOTE 3 - EARNINGS PER SHARE

The computation of basic and diluted net income per share and weighted average shares outstanding follow (dollars in thousands, except per share amounts):

                              Three months ended           Nine months ended
                                 September 30,               September 30,
                          --------------------------  --------------------------
                              1999          1998          1999          1998
                          ------------  ------------  ------------  ------------

Net income                $     42,581  $     37,242  $     96,841  $     80,894
                          ============  ============  ============  ============

Weighted average shares
 outstanding
  Basic:                   102,841,836   103,319,214   103,427,165   103,529,930
    Effect of dilutive
     securities:
            Stock options      994,094     2,034,401     1,195,221     2,288,398
                          ------------  ------------  ------------  ------------
  Diluted                  103,835,930   105,353,615   104,622,386   105,818,328
                          ============  ============  ============  ============

Net income per share:
  Basic                   $       0.41  $       0.36  $       0.94  $       0.78
  Diluted                         0.41          0.35          0.93          0.76


NOTE 4 - PENDING ACQUISITION

In June 1999, the Company reached a definitive agreement to acquire Banknorth Group, Inc. ("Banknorth"), a $4.4 billion bank holding company based in Burlington, Vermont. Under the terms of the agreement, shareholders of Banknorth will receive 1.825 shares of Peoples Heritage Common Stock for each whole share of Banknorth Common stock, plus cash in lieu of any fractional share. The exchange is expected to be tax-free and accounted for as a pooling-of-interests. The transaction, which is subject to approval by shareholders of both Banknorth and the Company and various regulatory agencies, is expected to be completed in the first quarter of 2000.

PEOPLES HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

The Company reported net income of $42.6 million, or $0.41 per diluted share, for the third quarter of 1999. This compares with $37.2 million, or $0.35 per diluted share, for the third quarter of 1998, representing a 17% increase in per share earnings.. Return on average equity ("ROE") and return on average assets ("ROA") were 19.62% and 1.23%, respectively, for the third quarter of 1999 compared with 17.23% and 1.27%, respectively, for the third quarter of 1998. Net income for the first nine months of 1999 was $96.8 million as compared to $80.9 million for the first nine months of 1998. Diluted earnings per share was $0.93 compared to $0.76 per share for the nine months ended September 1999 and 1998, respectively. ROE and ROA for the first nine months of 1999 were 14.75% and 1.00%, respectively, compared with 12.70% and 0.93% in 1998.

The nine months ended September 30, 1999 included special charges of $33.2 million ($24.1 million post tax) pertaining to the acquisition of SIS Bancorp, Inc. and discontinuing the correspondent mortgage business. The nine months ended September 30, 1998 included special charges of $35.4 million ($24.6 million after tax) related to the acquisition of CFX Corporation ("CFX"). (See Table 5 for more information related to special charges.) Excluding the impact of special charges, the Company's operating income for the first nine months of 1999 was $120.9 million, or $1.16 per diluted share, and ROE and ROA were 18.42% and 1.25%, respectively. Operating income for the first nine months of 1998 was $105.5 million, or $1.00 per diluted share, and ROE and ROA of 16.57% and 1.22%, respectively. Operating results for the first nine months of 1999 represent a 16% increase in diluted earnings per share from the comparable period last year.

The improved operating results for the third quarter of 1999 over the third quarter of 1998 were largely due to growth in earning assets levels and strong fee income coupled with control of operating expenses. Noninterest income increased 11% compared to the third quarter of 1998 and the efficiency ratio (noninterest expense excluding distributions on securities of subsidiary trust and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains) improved to 53.05% from 56.33%. Selected quarterly data, ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

TABLE 1 - Selected Quarterly Data
(Dollars in thousands, except per share data)

                                                           1999         1999     1999        1998      1998        1998       1998
                                                          Third        Second    First      Fourth     Third      Second      First
                                                         --------     --------  --------   --------   --------   --------   --------
Net interest income                                      $114,803     $109,126  $107,938   $106,233   $107,469   $106,219   $106,552
Provision for loan and lease losses                         3,565        3,565     3,565      3,973      3,973      3,235      3,249
                                                         --------     --------  --------   --------   --------   --------   --------
Net interest income after loan and lease loss provision   111,238      105,561   104,373    102,260    103,496    102,984    103,303

Noninterest income (excluding securities transactions)     32,117       33,520    29,416     28,350     27,499     30,272     26,666
Net securities gains                                            3          260        18      2,395      1,457          2      2,050
Noninterest expenses (excluding special charges)           79,502       79,312    77,769     79,574     78,296     79,873     84,088
Special charges (1)                                            --           --    33,235      3,798         --     34,474        900
                                                         --------     --------  --------   --------   --------   --------   --------
Income before income taxes                                 63,856       60,029    22,803     49,633     54,156     18,911     47,031
Income tax expense                                         21,275       19,263     9,309     17,703     16,914      6,375     15,915
                                                         --------     --------  --------   --------   --------   --------   --------
Net income                                               $ 42,581     $ 40,766  $ 13,494   $ 31,930   $ 37,242   $ 12,536   $ 31,116
                                                         ========     ========  ========   ========   ========   ========   ========

Earnings per share:
Basic                                                       $0.41        $0.39     $0.13      $0.31      $0.36      $0.12      $0.30
Diluted                                                      0.41         0.39      0.13       0.30       0.35       0.12       0.29

Operating earnings per share (excluding special charges):
Basic                                                        0.41         0.39      0.36       0.35       0.36       0.35       0.31
Diluted                                                      0.41         0.39      0.36       0.34       0.35       0.35       0.30

Return on average assets (2)                                1.23%        1.25%     0.45%      1.07%      1.27%      0.43%      1.10%
Return on average equity (2)                               19.62%       18.08%     6.19%     14.21%     17.23%      5.86%     14.79%

Operating ratios:
Return on average assets (excluding special charges) (2)    1.23%        1.25%     1.25%      1.22%      1.27%      1.27%      1.13%
Return on average equity (excluding special charges) (2)   19.62%       18.08%    17.23%     16.13%     17.23%     17.08%     15.06%

Efficiency ratio (3)                                       53.05%       54.49%    55.17%     57.44%     56.33%     56.84%     61.44%



(1) Special charges consists of merger-related expenses and one-time charges related to the discontinuance of the Company's correspondent mortgage business.
(2)   Annualized.
(3) Represents operating expenses, excluding distributions on securities of subsidiary trust and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully taxable equivalent net interest income in the third quarter of 1999 increased $6.9 million compared to the third quarter of 1998 and $5.7 million compared to the second quarter of 1999. The increase was primarily attributable to increased levels of average earning assets, offset in part by narrowing net interest margins. Commercial real estate, commercial business, and consumer loan product lines all experienced significant growth while residential real estate loans declined. Residential real estate loans declined largely due to the Company's discontinuance of the correspondent mortgage business and the securitization of $633 million of residential loans in a REMIC, which are now classified as securities held to maturity. Securities increased due primarily to this securitization and additional investments in agency mortgage-backed securities. The Company's net interest margin was 3.61% for the third quarter of 1999 compared to 4.05% for the comparable quarter of 1998. The lower margin was due largely to increased levels of securities as a percent of total assets, purchases of Bank Owned Life Insurance (the earnings from which are recorded as noninterest income) and an increase in average borrowings as a percent of total average funding. Table 2 shows quarterly average balances, net interest income by category and rates for each quarter in 1999 and 1998. Table 3 shows the changes in fully taxable equivalent net interest income by category due to changes in rate and volume. See also "Interest Rate Risk and Asset Liability Management" below.

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

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                        1999 Third Quarter                          1999 Second Quarter
                                               -------------------------------------       -------------------------------------
                                                                              Yield/                                      Yield/
                                               Average Balance     Interest  Rate (1)      Average Balance     Interest  Rate (1)
                                               ---------------     --------  -------       ---------------     --------  -------

Loans and leases (2):
  Residential real estate mortgages                $ 1,653,642       30,059     7.27%          $ 1,801,616       32,589     7.24%
  Commercial real estate mortgages                   1,762,761       38,599     8.69             1,689,588       36,952     8.77
  Commercial loans and leases                        1,267,025       27,045     8.47             1,232,071       26,029     8.47
  Consumer loans and leases                          2,150,425       46,370     8.55             2,081,520       44,796     8.63
                                                   -----------      -------                    -----------
     Total loans and leases                          6,833,853      142,073     8.26             6,804,795      140,366     8.27
Securities (3)                                       5,846,490       94,115     6.43             5,103,801       78,130     6.12
Federal funds sold and other short term investments     77,451        1,052     5.39               189,798        2,331     4.93
                                                   -----------      -------                    -----------
   Total earning assets                             12,757,794      237,240     7.40            12,098,394      220,827     7.31
                                                                    -------                                    --------
Nonearning assets                                      966,829                                     950,405
                                                   -----------                                 -----------
   Total assets                                     13,724,623                                 $13,048,799
                                                   ===========                                 ===========

Interest-bearing deposits:
  Regular savings                                  $ 1,289,605        6,548     2.01            $1,268,159        6,428     2.03
  NOW and money market accounts                      2,141,901       13,175     2.44             2,078,200       12,464     2.41
  Certificates of deposit                            3,298,215       40,186     4.83             3,391,976       41,725     4.93
  Brokered deposits                                    163,886        2,275     5.51               201,244        2,811     5.60
                                                   -----------      -------                    -----------
    Total interest-bearing deposits                  6,893,607       62,184     3.58             6,939,579       63,428     3.67
Borrowed funds                                       4,558,071       59,754     5.20             3,769,847       47,796     5.09
                                                   -----------      -------                    -----------
    Total interest-bearing liabilities              11,451,678      121,938     4.22            10,709,426      111,224     4.17
                                                                    -------                                    --------
Non-interest bearing deposits                        1,285,903                                   1,284,420
Other liabilities (3)                                   57,185                                      80,378
Securities of subsidiary trust                          68,775                                      69,987
Shareholders' equity (3)                               861,082                                     904,588
                                                   -----------                                 -----------
   Total liabilities and shareholders' equity       13,724,623                                 $13,048,799
                                                   ===========                                 ===========

Net earning assets                                 $ 1,306,116                                 $ 1,388,968
                                                   ===========                                 ===========

Net interest income (fully-taxable equivalent)                      115,302                                     109,603
Less: fully-taxable equivalent adjustments                             (499)                                       (477)
                                                                    -------                                    --------
   Net interest income                                              114,803                                    $109,126
                                                                    =======                                    ========
Net interest rate spread (fully-taxable equivalent)                             3.18%                                       3.14%
Net interest margin (fully-taxable equivalent)                                  3.61%                                       3.62%

(1)   Annualized.
(2)   Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                        1999 First Quarter                          1998 Fourth Quarter
                                               -------------------------------------       -------------------------------------
                                                                              Yield/                                      Yield/
                                               Average Balance     Interest  Rate (1)      Average Balance     Interest  Rate (1)
                                               ---------------     --------  -------       ---------------     --------  -------

Loans and leases (2):
  Residential real estate mortgages                $ 2,556,325     $ 47,050     7.36%          $ 2,919,838     $ 53,662     7.35%
  Commercial real estate mortgages                   1,653,097       36,880     9.05             1,611,739       38,667     9.52
  Commercial loans and leases                        1,139,847       25,784     9.17             1,126,061       24,598     8.67
  Consumer loans and leases                          2,127,014       45,073     8.59             2,092,081       45,308     8.59
                                                   -----------     --------                    -----------     --------
    Total loans and leases                           7,476,283      154,787     8.36             7,749,719      162,235     8.33
Securities (3)                                       3,583,507       54,105     6.05             3,010,073       45,319     5.97
Federal funds sold and other short term investments    186,465        1,820     3.96               167,001        2,233     5.30
                                                   -----------     --------                    -----------     --------
    Total earning assets                            11,246,255      210,712     7.55            10,926,793      209,787     7.63
                                                                   --------                                    --------
Nonearning assets                                      912,961                                     898,969
                                                   -----------                                 -----------
   Total assets                                    $12,159,216                                 $11,825,762
                                                   ===========                                 ===========

Interest-bearing deposits:
   Regular savings                                 $ 1,283,505        6,445     2.04           $ 1,283,063        7,198     2.23
   NOW and money market accounts                     2,036,837       12,006     2.39             2,017,616       13,018     2.56
   Certificates of deposit                           3,449,865       43,893     5.16             3,484,536       46,997     5.35
   Brokered deposits                                   211,412        2,632     5.05               249,110        3,635     5.79
                                                   -----------                                 -----------     --------
 Total interest-bearing deposits                     6,981,619       64,976     3.77             7,034,325       70,848     4.00
Borrowed funds                                       2,923,476       37,334     5.18             2,387,353       31,874     5.30
                                                   -----------                                 -----------     --------
 Total interest-bearing liabilities                  9,905,095      102,310     4.19             9,421,678      102,722     4.33
                                                                   --------                                    --------
Non-interest bearing deposits                        1,235,688                                   1,308,902
Other liabilities (3)                                   46,166                                     103,862
Securities of subsidiary trust                          88,000                                     100,000
Shareholders' equity (3)                               884,267                                     891,320
                                                   -----------                                 -----------
Total liabilities and shareholders' equity         $12,159,216                                 $11,825,762
                                                   ===========                                 ===========

Net earning assets                                 $ 1,341,160                                 $ 1,505,115
                                                   ===========                                 ===========

Net interest income (fully-taxable equivalent)                      108,402                                     107,065
Less: fully-taxable equivalent adjustments                             (464)                                       (832)
                                                                   --------                                    --------
   Net interest income                                             $107,938                                    $106,233
                                                                   ========                                    ========
Net interest rate spread (fully-taxable equivalent)                             3.36%                                       3.30%
Net interest margin (fully-taxable equivalent)                                  3.86%                                       3.90%

(1)   Annualized.
(2)   Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                        1998 Third Quarter                          1998 Second Quarter
                                               -------------------------------------       -------------------------------------
                                                                              Yield/                                      Yield/
                                               Average Balance     Interest  Rate (1)      Average Balance     Interest  Rate (1)
                                               ---------------     --------  -------       ---------------     --------  -------

Loans and leases (2):
     Residential real estate mortgages             $ 3,272,641     $ 61,006     7.46%          $ 3,363,259     $ 62,583     7.44%
     Commercial real estate mortgages                1,594,023       38,186     9.50             1,600,841       37,693     9.44
     Commercial loans and leases                     1,122,187       25,828     9.13             1,090,450       25,418     9.35
     Consumer loans and leases                       2,006,297       45,011     8.90             2,017,090       44,618     8.87
                                                   -----------     --------                    -----------     --------
        Total loans and leases                       7,995,148      170,031     8.46             8,071,640      170,312     8.45
Securities (3)                                       2,583,739       39,833     6.12             2,462,955       38,478     6.27
Federal funds sold and other short term investments     97,657        1,295     5.26                96,298          634     2.64
                                                   -----------     --------                    -----------     --------
        Total earning assets                        10,676,544      211,159     7.87            10,630,893      209,424     7.90
                                                                   --------                                    --------
Nonearning assets                                      924,025                                     948,706
                                                   -----------                                 -----------
        Total assets                               $11,600,569                                 $11,579,599
                                                   ===========                                 ===========

Interest-bearing deposits:
     Regular savings                               $ 1,306,657        7,960     2.42           $ 1,361,919        8,094     2.38
     NOW and money market accounts                   1,938,800       11,989     2.45             1,915,109       12,239     2.56
     Certificates of deposit                         3,437,848       47,046     5.43             3,472,084       47,232     5.46
     Brokered deposits                                 280,012        4,147     5.88               315,289        4,507     5.73
                                                   -----------     --------                    -----------     --------
        Total interest-bearing deposits              6,963,317       71,142     4.05             7,064,401       72,072     4.09
Borrowed funds                                       2,285,054       31,600     5.49             2,215,643       30,323     5.49
                                                   -----------     --------                    -----------     --------
        Total interest-bearing liabilities           9,248,371      102,742     4.41             9,280,044      102,395     4.43
                                                                   --------                                    --------
Non-interest bearing deposits                        1,260,212                                   1,220,460
Other liabilities (3)                                  134,455                                     120,338
Securities of subsidiary trust                         100,000                                     100,000
Shareholders' equity (3)                               857,531                                     858,757
                                                   -----------                                 -----------
        Total liabilities and shareholders' equity $11,600,569                                 $11,579,599
                                                   ===========                                 ===========

Net earning assets                                 $ 1,428,173                                 $ 1,350,849
                                                   ===========                                 ===========

Net interest income (fully-taxable equivalent)                      108,417                                     107,029
Less: fully-taxable equivalent adjustments                             (948)                                       (810)
                                                                   --------                                    --------
          Net interest income                                      $107,469                                    $106,219
                                                                   ========                                    ========
Net interest rate spread (fully-taxable equivalent)                             3.46%                                      3.47%
Net interest margin (fully-taxable equivalent)                                  4.05%                                      4.03%

(1)   Annualized.
(2)   Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                        1998 First Quarter
                                               -------------------------------------
                                                                              Yield/
                                               Average Balance     Interest  Rate (1)
                                               ---------------     --------  -------

Loans and leases (2):
     Residential real estate mortgages             $ 3,388,356     $ 64,971     7.75%
     Commercial real estate mortgages                1,596,801       37,644     9.56
     Commercial loans and leases                     1,015,809       23,143     9.25
     Consumer loans and leases                       1,972,781       43,671     8.98
                                                   -----------     --------
        Total loans and leases                       7,973,747      169,429     8.61
Securities (3)                                       2,439,674       39,521     6.57
Federal funds sold and other short term investments     90,671        1,290     5.77
                                                   -----------     --------
        Total earning assets                        10,504,092      210,240     8.11
                                                                   --------
Nonearning assets                                      918,811
                                                   -----------
        Total assets                               $11,422,903
                                                   ============

Interest-bearing deposits:
     Regular savings                               $ 1,372,469        8,470     2.50
     NOW and money market accounts                   1,809,653       11,524     2.58
     Certificates of deposit                         3,452,992       46,633     5.48
     Brokered deposits                                 290,177        4,246     5.93
                                                   -----------     --------
        Total interest-bearing deposits              6,925,291       70,873     4.15
Borrowed funds                                       2,334,920       32,254     5.60
                                                   -----------     --------
        Total interest-bearing liabilities           9,260,211      103,127     4.52
                                                                   --------
Non-interest bearing deposits                        1,123,814
Other liabilities (3)                                   85,381
Securities of subsidiary trust                         100,000
Shareholders' equity (3)                               853,497
                                                   -----------
        Total liabilities and shareholders' equity $11,422,903
                                                   ============

Net earning assets                                 $ 1,243,881
                                                   ============

Net interest income (fully-taxable equivalent)                      107,113
Less: fully-taxable equivalent adjustments                             (561)
                                                                   --------
          Net interest income                                      $106,552
                                                                   ========
Net interest rate spread (fully-taxable equivalent)                             3.59%
Net interest margin (fully-taxable equivalent)                                  4.13%

(1)   Annualized.
(2)   Loans and leases include loans held for sale.
(3) Excludes effect of unrealized gains or losses on securities available for sale.

The following table presents certain information on a fully taxable equivalent basis regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by old volume),
(2) changes in volume (change in volume multiplied by old rate) and (3) changes in rate/volume (change in rate multiplied by change in volume).


TABLE 3 -  Rate Volume Analysis
(Dollars in thousands)

                                                        Three Months Ended September 30, 1999 vs. 1998
                                                                  Increase (decrease) due to
                                                         ---------------------------------------------
                                                                                   Rate &      Total
                                                          Volume        Rate      Volume (1)   Change
                                                         --------      -------    ----------  --------

Interest income:
Loans and leases                                         $(24,763)     $(4,030)     $  835    $(27,958)
Securities                                                 50,330        2,019       1,933      54,282
Federal funds sold and other short term investments         (268)          32          (7)       (243)
                                                         --------      -------      ------    --------
Total interest income                                      25,299       (1,979)      2,761      26,081
                                                         --------      -------      ------    --------

Interest expense:
Interest-bearing deposits
   Regular savings                                           (104)      (1,350)         42      (1,412)
   NOW and money market accts                               1,254          (49)        (19)      1,186
   Certificates of deposit                                 (1,911)      (5,199)        250      (6,860)
   Brokered deposits                                       (1,721)        (261)        110      (1,872)
                                                         --------      -------      ------    --------
Total interest-bearing deposits                            (2,482)      (6,859)        383      (8,958)

Borrowed funds                                             31,454       (1,670)     (1,630)     28,154
                                                         --------      -------      ------    --------
Total interest expense                                     28,972       (8,529)     (1,247)     19,196

Net interest income (fully taxable equivalent)           $ (3,673)     $ 6,550      $4,008    $  6,885
                                                         ========      =======      ======    ========

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NON-INTEREST INCOME

Third quarter non-interest income of $32.1 million increased 11% from the third quarter of 1998. This increase was due to customer service income (up $4.1 million or 40%), insurance agency commissions (up $1.3 million or 39%), trust income (up $496 thousand or 16%) and bank owned life insurance income (up $2.2 million or 248%.) These increases were partially offset by a $1.9 million decline in mortgage banking income due primarily to discontinuance of the correspondent lending business in the first quarter of 1999. For the nine months ended September 30, 1999 and 1998, non-interest income amounted to $95.3 million and $87.9 million, respectively. This 8% increase was attributable to increased purchases of bank owned life insurance and growth in insurance agency commissions, which more than offset decreases in mortgage banking income.

Customer services income in the third quarter of 1999 increased 40% from the third quarter of 1998. For the nine months ended September 30, 1999 and 1998, customer service income amounted to $38.0 million compared to $29.8 million, respectively. The increase was primarily attributable to volume driven increases in checking account fees, ATM fees and expansion of the ATM network.

Insurance commission revenue was $4.7 million for the third quarter of 1999, compared to $3.4 million for the same period in 1998. For the nine months ended September 30,1999 and 1998, insurance commissions were $14.3 million and $9.1 million, respectively. The increase primarily relates to the acquisition of insurance agencies in Massachusetts and New Hampshire in the fourth quarter of 1998, which were accounted for using the purchase method.

Trust income reflects the continued growth in trust assets under management. Trust income for the third quarter of 1999 was $3.6 million compared to $3.1 million in the third quarter of 1998. For the nine months ended September 30, 1999, trust income was $10.7 million, an increase of 16% or $1.6 million from the same period in 1998. Assets under management were $3.1 billion and $2.9 billion at September 30, 1999 and 1998, respectively.

Bank-owned life insurance ("BOLI") income was $3.1 million for the third quarter of 1999, compared to $881 thousand for the same period in 1998. For the nine months ended September 30, 1999 and 1998, BOLI income was $8.4 million and $2.8 million, respectively. The increase relates to additional purchases of BOLI in the first quarter of 1999. At September 30, 1999, the cash surrender value of BOLI was $225 million compared to $67 million at December 31, 1998; the increase reflecting the purchases and the BOLI income . BOLI covers certain employees of the Company's bank subsidiaries. Most of the Company's BOLI is invested in the "general account" of quality insurance companies. All such companies were rated AA or better by Standard and Poor's at September 30, 1999.

Mortgage banking services income of $3.5 million and $5.4 million provided 11% and 19% of non-interest income for the quarters ended September 30, 1999 and 1998, respectively. The 36% decrease from the same quarter of last year was due to a $6.1 million decrease in mortgage sales income resulting primarily from the discontinuance of the correspondent mortgage lending business in January 1999 and a $4.2 million improvement in net servicing income. This improvement was due to changes in the valuation adjustment of the mortgage servicing rights and interest rate floor that hedge them. The amount of loans serviced for others was $3.8 billion and $5.3 billion at September 30, 1999 and 1998, respectively. See "Special Charges" below for a discussion of the costs to discontinue the correspondent mortgage lending business. For the nine months ended September 30, 1999 and 1998, mortgage banking services income was $14.3 million and $22.3 million, respectively. This 36% decrease was due largely to the discontinuance of the correspondent mortgage lending business in January 1999 and the valuation of the MSR asset. See Table 4 for a summary of mortgage banking services income by quarter for 1999 and 1998.

Capitalized mortgage servicing rights amounted to $48.1 million at September 30, 1999, compared to $57.6 million at September 30, 1998. The decrease was due largely to the sale of mortgage servicing rights totaling $16 million in the fourth quarter of 1998. See Table 4 for details. Because mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to capitalized mortgage servicing rights and effects on mortgage banking income, the Company has established a hedge program against a portion of its capitalized mortgage servicing rights to help protect its value and mortgage banking income.

Notwithstanding the foregoing, there can be no assurance that significant declines in interest rates will not have a material impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in mitigating the effects of such a decline.

TABLE 4 - Mortgage Banking Services
(Dollars in thousands)

                                                                         At or for the Three Months Ended
                                                  9/30/99     6/30/99     3/31/99     12/31/98    9/30/98     6/30/98     3/31/98
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------

Residential mortgages serviced for investors     $3,759,247  $3,913,525  $4,328,668  $4,243,181  $5,289,015  $7,374,982  $6,974,292
                                                 ==========  ==========  ==========  ==========  ==========  ==========  ==========


Mortgage banking services income:
     Sales income:
     Residential mortgage sales income           $    1,252  $    2,799  $    3,313  $    7,123  $    8,124  $    4,596  $    3,280

     Lower of cost or market adjustment -
              loans held for sale                       731      (1,934)         --          --          --          --          --
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------
              Total sales income                      1,983         865       3,313       7,123       8,124       4,596       3,280
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------

     Servicing income:
     Residential mortgage servicing income, net       1,189       1,880       1,559       1,137       2,320       3,599       4,087

     Change in impairment reserve                     1,343       2,382         950      (4,545)     (6,182)       (359)         --

     Valuation adjustments - interest rate floor       (953)     (1,475)     (1,600)        200       2,180          --          --

     Gain (loss) on sale of capitalized mortgage
              servicing rights                          (66)      2,924         (17)        958        (997)      1,681          --
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------
              Total servicing income                  1,513       5,711         892      (2,250)     (2,679)      4,921       4,087
                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------


     Total                                       $    3,496  $    6,576  $    4,205  $    4,873  $    5,445  $    9,517  $    7,367
                                                 ==========  ==========  ==========  ==========  ==========  ==========  ==========

Mortgage servicing rights:

     Balance at beginning of period              $   47,314  $   45,266  $   40,088  $   57,640  $   96,056  $   80,278  $   60,638

     Mortgage servicing rights capitalized
        and purchased                                 2,985       2,747       7,535       6,803      13,940      24,364      35,709

     Amortization charged against
        mortgage servicing fee income                (2,697)     (2,736)     (2,828)     (3,644)     (3,161)     (3,647)     (3,918)

     Change in impairment reserve                     1,343       2,382         950      (4,545)     (6,182)       (359)         --

     Mortgage servicing rights sold                    (842)       (345)       (479)    (16,166)    (43,013)     (4,580)    (12,151)

                                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Balance at end of period                    $   48,103  $   47,314  $   45,266  $   40,088  $   57,640  $   96,056  $   80,278
                                                 ==========  ==========  ==========  ==========  ==========  ==========  ==========

NON-INTEREST EXPENSE

Excluding special charges, amortization of intangibles and distribution on securities of subsidiary trust, non-interest expense was $75.0 million and $73.1 million for the quarters ended September 30, 1999 and 1998, respectively, an increase of 2.6%. The efficiency ratio was 53.05% and 56.33% for the quarters ended September 30, 1999 and 1998, respectively, excluding special charges, distributions on securities of subsidiary trust and net securities gains. For the nine months ended September 30, 1999 and 1998, non-interest expense excluding special charges, amortization of intangibles and distribution on securities trust was $222.6 million and $226.8 million, respectively, a decrease of 1.9%.

Salaries and benefits expense of $41.1 million for the quarter ended September 30, 1999 increased $929 thousand from the same quarter of last year. On a year to date basis, salaries and benefits expense amounted to $120.4 million in 1999 compared to $123.1 million in 1998. Staff reductions related to the SIS acquisition and the discontinuance of the correspondent mortgage business were the primary reasons for this decline.

Data processing expense of $6.9 million for the quarter ended September 30, 1999 remained relatively unchanged from the same quarter a year ago. For the nine months ended September 30, 1999 and 1998, data processing expense was $21.0 million and $18.1 million, respectively. The 15% increase from last year was due to new systems initiatives, the costs of year 2000 testing (see "Impact of the Year 2000" section) and increased transaction volumes.

Occupancy expense of $6.7 million increased $318 thousand from the third quarter of 1998. For the nine months ended September 30, 1999 and 1998, occupancy expense was $20.6 million and $20.2 million, respectively. The year to date increase was due to a $206 thousand loss on the disposition of a branch in the second quarter of 1999.
The Company had 221 branch offices at September 30, 1999 and 1998.

Equipment expense increased $694 thousand from the third quarter of last year due to the purchases of new equipment. Advertising and marketing expense decreased $747 thousand from the third quarter of 1998 due primarily to cost savings and efficiencies related to the SIS acquisition. For the nine months ended September 30, 1999 and 1998, equipment expense was $15.5 million and $15.3 million and advertising and marketing expense was $6.8 million and $8.6 million, respectively.

Amortization of goodwill and other intangibles was $8.8 million for the nine months ended September 30, 1999 compared to $8.7 for the nine months ended September 30, 1998. The slight increase was due to the goodwill associated with the fourth quarter 1998 purchase acquisitions of two insurance agencies.

There were no special charges in the third quarter of 1999 or 1998. Special charges of $33.2 million pre-tax were incurred during the first nine months of 1999, which included merger-related expenses of $25.9 million incurred in connection with the acquisition of SIS and $7.4 million related to the discontinuance of the Company's correspondent mortgage lending business. Special charges of $34.5 million pre-tax were incurred during the nine months of 1998 related to the acquisition of CFX on April 10, 1998. On an after-tax basis, special charges amounted to $24.0 million and $24.6 million for the nine months ended September 30, 1999 and 1998, respectively.

The following table summarizes activity related to special charges recorded from December 31, 1998 through September 30, 1999.

TABLE 5 - SPECIAL CHARGES
(Dollars in thousands)

                                    Special Charges for the Nine Months
                                          ended September 30, 1999
                              -------------------------------------------------
                                            Discontinuance             Plus:
                                           of Correspondent           Accrual        Less:
                              Acquisition      Mortgage              Balance at      Cash     Non-cash               Balance at
                                of SIS         Business      Total    12/31/98   Transactions   Items   Adjustments   9/30/99
                               -------         --------     -------   --------   ------------  -------  -----------  ----------
Severance costs                $11,345          $1,986      $13,331    $   32      $(12,458)   $     0    $   (39)     $  866
Data processing/systems
  integration                    5,176              --        5,176        --        (4,645)        --         --         531
Professional fees                3,314           1,793        5,107        --        (4,663)        --         --         444
Asset write-downs and lease
  terminations                   4,067           1,293        5,360        --          (613)    (2,905)        --       1,842
Customer  communications         1,148              --        1,148        --        (1,939)        --        791          --
Fund charitable foundation       3,000              --        3,000        --        (3,000)        --         --          --
Correspondent losses                --             957          957        --        (1,945)        --        988          --
Other costs                      1,821           1,335        3,156     1,131        (2,547)        --     (1,740)         --
                               -------          ------      -------    ------      --------    -------    -------       ------
  Sub-total                     29,871           7,364       37,235    $1,163      $(31,810)   $(2,905)   $     0       $3,683
                                                                       ======      ========    =======    =======       ======
Pension curtailment gain (3)    (4,000)             --       (4,000)
                               -------          ------      -------
                               $25,871(1)       $7,364(2)   $33,235
                               =======          ======      =======

(1)  On an after-tax basis merger charges amounted to $18,779.
(2) On an after-tax basis charges for discontinuing the correspondent mortgage business amounted to $5,300.
(3) The pension curtailment gain included in the special charge for the acquisition of SIS will be recorded as a credit to the merger accrual account when the SIS pension plan is merged with the PHFG pension plan (anticipated by the end of 1999).

Other non-interest expenses for the third quarter of 1999 decreased $12 thousand from the third quarter of 1998. The following table summarizes the principal components of other non-interest expenses by quarter.


TABLE 6 - OTHER NON-INTEREST EXPENSES
(Dollars in thousands)

                                        1999      1999      1999      1998      1998      1998      1998
                                        Third    Second     First    Fourth     Third    Second    First
                                        Quarter  Quarter    Quarter  Quarter   Quarter   Quarter  Quarter
                                        -------  -------    -------  -------   -------   -------  -------

Miscellaneous loan costs                $2,149   $ 1,952    $1,934    $1,457    $2,035   $ 2,612  $ 1,264
Postage and freight                      1,737     1,771     2,103     1,893     1,542     1,884    1,887
Office supplies                          1,546     1,805     1,471     1,706     1,664     2,017    1,773
Deposits and other assessments             862       727       668       651       657       675      705
Collection and carrying costs
    of non-performing assets               359       313       701       666      (583)      268      737
Other                                    3,316     4,714     2,112     2,615     4,666     5,131    6,164
                                        ------   -------    ------    ------    ------   -------  -------

Total                                   $9,969   $11,282    $8,989    $8,988    $9,981   $12,587  $12,530
                                        ======   =======    ======    ======    ======   =======  =======



TAXES

The effective tax rate for the third quarter and first nine months of 1999 was 33% and 34%, respectively, compared with 31% and 33%, respectively, for the comparable periods of 1998.

OTHER COMPREHENSIVE INCOME
FASB Statement No. 130 requires disclosure of "Other comprehensive income." Unlike net income, "other comprehensive income" includes the after-tax change in unrealized gains and losses on securities. As a result of an increase in interest rates in the first nine months of 1999, the unrealized loss on the Company's securities portfolio increased $69.1 million, net of taxes and gains and losses realized on sales of securities. At September 30, 1999, unrealized losses, net of tax, represented 1.3% of securities available for sale. The Company attempts to balance the interest rate risk of its assets with its liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of its liabilities, which tends to improve in rising interest rate environments, is not included in "other comprehensive income." The Company has no current intention to sell any of its available for sale securities.

FINANCIAL CONDITION


LOANS AND LEASES

Total loans and leases (including loans held for sale) averaged $6.8 billion during the third quarter of 1999, a decrease of $1.2 billion or 14.5% from the third quarter of 1998. The decrease was primarily in residential real estate mortgages. Loans as a percent of average earning assets were 54% at September 30, 1999 compared to 75% at September 30, 1998.

Average residential real estate loans (which includes mortgage loans held for sale) of $1.7 billion during the third quarter of 1999 declined $1.6 billion from the third quarter of last year. As a result of declining interest rates during the period, prepayments on residential real estate loans accelerated, particularly in adjustable rate mortgages. The decline also reflected the $633 million securitization of single-family residential real estate loans into a real estate investment conduit ("REMIC") in April 1999 now classified as securities held to maturity. Mortgage loans held for sale amounted to $99 million at September 30, 1999 and $518 million at December 31, 1998. The decline in loans held for sale was due primarily to discontinuance of the correspondent mortgage business in the first quarter of 1999.

Average commercial real estate loans of $1.8 billion increased 11% from the third quarter of last year. The average yield on commercial real estate loans during the third quarter of 1999 was 8.69%, as compared to 9.50% in the third quarter of 1998, which is indicative of increased competition and lower prevailing interest rates.

Commercial loans averaged $1.3 billion during the third quarter of 1999, an increase of 13% over the third quarter of 1998. The yield on commercial loans decreased to 8.47% in the second quarter of 1999 from 9.13% in the third quarter of 1998.

Average consumer loans of $2.2 billion during the third quarter of 1999 increased 7% from the third quarter of 1998. The increase was primarily in indirect automobile, student and home equity loans. The average yield on consumer loans declined from 8.90% in the third quarter of 1998 to 8.55% in the third quarter of 1999.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $5.8 billion during the third quarter of 1999, as compared to $2.6 billion in the third quarter of 1998, and consisted primarily of mortgage-backed securities, most of which are seasoned 15 year agency securities and U.S. Treasury securities. Other securities consisted of collateralized mortgage obligations, asset-backed securities and securitized portfolio loans held in a REMIC and classified as held to maturity. Substantially all available for sales securities are rated AAA or equivalently rated. A significant portion of the increase in securities was to replace the decline in residential real estate loans. The average yield on securities was 6.43% and 6.12% for the quarters ended September 30, 1999 and 1998, respectively. The increased yield was due in part to the addition of the REMIC securities which had a weighted average yield of 7.60% and increased the portfolio yield by 11 basis points in the third quarter of 1999. Securities available for sale are carried at fair value and had an after-tax unrealized loss of $70.8 million and $1.7 million at September 30, 1999 and December 31, 1999, respectively. The unrealized loss was 2% of total securities available for sale at September 30, 1999.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $59.3 million at September 30, 1999, or 0.43% of total assets, compared to $70.3 million at September 30, 1998. The decline was attributable to declines in nonperforming loans in all categories, particularly commercial real estate loans and consumer loans. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 21% of the total loan portfolio at September 30, 1999, as compared with 31% at December 31, 1998. The Company's residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At September 30, 1999, 0.78% of the Company's residential loans were nonperforming, as compared with 0.44% at December 31, 1998. The increase was due mainly to the securitization of $633 million of single-family residential loans, as discussed above.

The Company's commercial real estate loan portfolio accounted for 27% of the total loan portfolio at September 30, 1999 compared to 23% at December 31, 1998. At September 30, 1999, 0.81% of the Company's commercial real estate loans were nonperforming, as compared with 1.23% at December 31, 1998.

The Company's commercial business loan portfolio accounted for 19% of the total loan portfolio at September 30, 1999 and 16% at December 31, 1998. Commercial business loans are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts and, to a lesser extent, Connecticut. The Company's commercial business loans are generally to small and medium size businesses located within its geographic market area. At September 30, 1999, 1.39% of the Company's commercial business loans were non-performing, as compared with 1.38% at December 31, 1998.

The Company's consumer loan portfolio accounted for 33% of the total loan portfolio at September 30, 1999 and 30% at December 31, 1998. The Company has a diversified consumer loan portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans. At September 30, 1999, 0.25% of the Company's consumer loans were nonperforming, as compared with 0.52% at December 31, 1998.

At September 30, 1999, the Company had $13.8 million of accruing loans which were 90 days or more delinquent, as compared to $22.0 million of such loans at December 31, 1998. The decrease was primarily attributable to a decrease in residential real estate loans over 90 days delinquent, which the Company believes are well secured and in the process of collection.

TABLE 7 - NONPERFORMING ASSETS
(Dollars in thousands)

                                                             9/30/99  6/30/99  3/31/99 12/31/98  9/30/98  6/30/98  3/31/98
                                                             -------  -------  ------- --------  -------  -------  -------

Residential real estate loans:
Nonaccrual loans                                             $10,855  $11,643  $10,124  $ 9,917  $13,976  $10,802  $14,134
                                                             -------  -------  -------  -------  -------  -------  -------

Commercial real estate loans:
Nonaccrual loans                                              13,211   14,494   16,657   19,944   20,521   20,398   22,239
Troubled debt restructurings                                   1,282    1,391    1,110        6      475    1,477    3,298
                                                             -------  -------  -------  -------  -------  -------  -------
    Total                                                     14,493   15,885   17,767   19,950   20,996   21,875   25,537
                                                             -------  -------  -------  -------  -------  -------  -------

Commercial business loans and leases:
Nonaccrual loans                                              17,712   18,600   12,694   14,920   15,174   18,409   19,833
Troubled debt restructurings                                      83       80       40      874       70       71      207
                                                             -------  -------  -------  -------  -------  -------  -------
   Total                                                      17,795   18,680   12,734   15,794   15,244   18,480   20,040
                                                             -------  -------  -------  -------  -------  -------  -------

Consumer loans and leases:
Nonaccrual loans                                               5,639    5,531    7,566   10,865    8,887    8,323   10,000
                                                             -------  -------  -------  -------  -------  -------  -------

Total nonperforming loans:
Nonaccrual loans                                              47,417   50,268   47,041   55,646   58,558   57,932   66,206
Troubled debt restructurings                                   1,365    1,471    1,150      880      545    1,548    3,505
                                                             -------  -------  -------  -------  -------  -------  -------
   Total                                                      48,782   51,739   48,191   56,526   59,103   59,480   69,711
                                                             -------  -------  -------  -------  -------  -------  -------

Other nonperforming assets:
Other real estate owned, net of related reserves               7,764    7,170    7,468    7,030    7,435    7,790    6,270
Repossessions, net of related reserves                         2,773    3,411    4,446    3,624    3,786    4,380    4,158
                                                             -------  -------  -------  -------  -------  -------  -------
Total other nonperforming assets                              10,537   10,581   11,914   10,654   11,221   12,170   10,428
                                                             -------  -------  -------  -------  -------  -------  -------

Total nonperforming assets                                   $59,319  $62,320  $60,105  $67,180  $70,324  $71,650  $80,139
                                                             =======  =======  =======  =======  =======  =======  =======

Accruing loans which are 90 days overdue                     $13,764  $17,990  $24,967  $21,962  $ 7,933  $10,078  $ 9,136
                                                             =======  =======  =======  =======  =======  =======  =======

Total nonperforming loans as a percentage of total loans (1)    0.73%    0.78%    0.68%    0.80%    0.81%    0.82%    0.96%
Total nonperforming assets as a percentage of total assets      0.43%    0.46%    0.48%    0.56%    0.60%    0.62%    0.68%
Total nonperforming assets as a percentage of  total loans
   and leases (1) and total other nonperforming assets          0.89%    0.94%    0.85%    0.95%    0.96%    0.98%    1.10%

(1) Total loans and leases are exclusive of loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $3.6 million for loan and lease losses in the third quarter of 1999, compared to $4.0 million in the third quarter of 1998. As shown in Table 8, net charge-offs for the third quarter of 1999 were $3.4 million, or 20 basis points of average loans outstanding, compared to $2.9 million, or 15 basis points of average loans outstanding, for the third quarter of 1998. Net charge-offs have continued to decline in 1999 from 25 basis points of average loans outstanding in the fourth quarter of 1998.

At September 30, 1999, the allowance for loan and lease losses amounted to $110.8 million or 1.66% of total portfolio loans and leases, as compared to $111.4 million or 1.52% at September 30, 1998. The ratio of the allowance for loan and lease losses to nonperforming loans was 227% at September 30, 1999 and 189% at September 30, 1998. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other procedures, consideration of the character and size of the loan portfolio, such as internal risk ratings and credit concentrations, trends in nonperforming loans, delinquent loans and net charge-offs, the volume of new loan originations and other asset quality factors. Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for loan and lease losses in subsequent periods. Changing economic and business conditions in northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large movements in market-based interest rates or other reasons could affect the Company's future provisions for loans losses.

TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                         1999 Third   1999 Second  1999 First   1998 Fourth  1998 Third   1998 Second 1998 First
                                          Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                                         ----------   ----------   ----------   ----------   ----------   ----------  ----------
Average loans and leases outstanding
   during the period (1)                 $6,833,853   $6,804,795   $7,476,283   $7,744,371   $7,990,408   $8,068,140  $7,973,747
                                         ==========   ==========   ==========   ==========   ==========   ==========  ==========

Allowance at beginning of period         $  110,639   $  110,573   $  110,561   $  111,413   $  110,371   $  111,507  $  112,064

Charge-offs:
Real estate mortgages                           790        1,982          530        1,169        2,929        2,426       1,518
Commercial business loans and leases          1,043          346        1,137        2,634          717        1,304         601
Consumer loans and leases                     3,260        3,904        3,550        3,822        2,868        2,966       3,727
                                         ----------   ----------   ----------   ----------   ----------   ----------  ----------
  Total loans charged off                     5,093        6,232        5,217        7,625        6,514        6,696       5,846
                                         ----------   ----------   ----------   ----------   ----------   ----------  ----------

Recoveries:
Real estate mortgages                           452        1,402          550        1,142        1,991        1,431       1,186
Commercial business loans and leases            694          688          627          932          889          501         166
Consumer loans and leases                       531          643          487          726          703          393         688
                                         ----------   ----------   ----------   ----------   ----------   ----------  ----------
  Total loans recovered                       1,677        2,733        1,664        2,800        3,583        2,325       2,040
                                         ----------   ----------   ----------   ----------   ----------   ----------  ----------
Net charge-offs                               3,416        3,499        3,553        4,825        2,931        4,371       3,806

Additions charged to operating expenses       3,565        3,565        3,565        3,973        3,973        3,235       3,249
                                         ----------   ----------   ----------   ----------   ----------   ----------  ----------
Allowance at end of period               $  110,788   $  110,639   $  110,573   $  110,561   $  111,413   $  110,371  $  111,507
                                         ==========   ==========   ==========   ==========   ==========   ==========  ==========


Ratio of net charge-offs to average
   loans and leases outstanding
   during the period, annualized (1)          0.20%        0.21%        0.19%        0.25%        0.15%        0.22%       0.19%
Ratio of allowance to total loans
   and leases at end of period (2)            1.66%        1.67%        1.56%        1.56%        1.52%        1.52%       1.54%
Ratio of allowance to nonperforming
   loans at end of period                      227%         214%         229%         196%         189%         186%        161%
Ratio of net charge-offs as a
    percent of average outstanding
    loans, annualized (1):
       Real estate mortgages                 0.039%       0.067%      -0.002%       0.002%       0.076%       0.080%      0.027%
       Commercial business loans
         and leases                          0.109%      -0.111%       0.181%       0.603%      -0.061%       0.296%      0.174%
       Consumer loans and leases             0.503%       0.628%       0.584%       0.587%       0.428%       0.512%      0.625%

(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Total loans and leases are exclusive of loans held for sale.

DEPOSITS

Average deposits of $8.2 billion during the third quarter of 1999 remained relatively unchanged from the third quarter of 1998. Excluding brokered deposits, average total deposits increased $72 million compared to the third quarter of 1998. The ratio of portfolio loans to retail deposits was 84% and 87% at September 30, 1999 and December 31, 1998, respectively.

Average non-interest bearing deposit accounts of $1.3 billion during the third quarter of 1999 increased $25.7 million or 2% from the third quarter of 1998. The increase in these non-interest bearing deposits is consistent with the Company's marketing of these lower cost accounts.

Average interest-bearing deposit accounts, excluding brokered deposits, of $6.7 billion during the third quarter of 1999 remained relatively unchanged from the third quarter of 1998. The average rates paid on all deposit types decreased from 4.05% in the third quarter of 1998 to 3.58% in the third quarter of 1999.

OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Boston ("FHLB"). Average FHLB borrowings for the third quarter of 1999 were $4.0 billion, which increased $2.3 billion or 138% from the third quarter of 1998 in order to fund the growth in earning assets. FHLB collateral consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At September 30, 1999, the Company's FHLB borrowings amounted to $4.2 billion and its additional borrowing capacity was $1.1 billion.

Average balances for securities sold under repurchase agreements were $560 million and $555 million for the quarters ended September 30, 1999 and 1998, respectively. These borrowings are secured by mortgage-backed securities and U.S. Government obligations.

INTEREST RATE RISK AND ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by the Company's Board of Directors (the "Board") and monitored periodically by a committee of the Board. The Board delegates responsibility for asset-liability management to the Liquidity and Funds Management Committee ("LFMC"), which is comprised of members of senior management who set strategic directives that guide the day-to-day asset-liability management activities of the Company. The LFMC also reviews and approves all major risk, liquidity and capital management programs.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations and thus is only exposed to non-trading market risk.

Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which the Company in exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets, affect net interest income, the Company's primary source of revenue. This risk arises directly from the Company's core banking activities lending, deposit gathering and loan servicing. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of capitalized mortgage servicing rights and premiums paid on securities, (v) the amount of unrealized gains and losses on securities available for sale and (vi) the value of an institution's investment securities and mortgage loans and the resultant ability to realize gains on the sale of such assets.

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

The Company manages the interest-rate risk inherent in its core banking operations primarily using on-balance sheet instruments, mainly fixed-rate portfolio securities and borrowed fund maturities. When appropriate, the Company will utilize off-balance sheet interest rate instruments such as interest-rate swaps, forward-rate agreements, options, options on swaps and exchange traded futures and options. The Company owns an interest-rate floor with a notional amount of $10 million, expiring in 2000, which was purchased to protect certain rate sensitive assets against falling interest rates. The Company has no direct or contingent liability as a result of these floors.

The Company's policy on interest-rate risk simulation specifies that if interest rates were to immediately shift up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10%. The Company was in compliance with this limit at September 30, 1999. The Company also monitors gradual changes in market interest rates which it believes better represents its exposure to net interest income. The following table reflects the estimated percentage exposure of the Company's net interest income for the 12 months following the date indicated assuming a gradual shift in market interest rates of 100 and 200 basis points, respectively.

                   200 Basis Point  100 Basis Point  100 Basis Point  200 Basis Point
                    Rate Decrease    Rate Decrease    Rate Increase    Rate Increase
                   ---------------  ---------------  ---------------  ---------------

September 30, 1999      -0.82%           1.05%            -1.48%           -1.74%
                        =====            ====             =====            =====

The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. Assuming a downward shift in rates, savings, money market and NOW accounts have implied interest rate floors and it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the simulated increase in interest income would be less than the simulated increase in interest expense as the Company's fixed-rate earning assets exceed its fixed-cost paying liabilities. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above.

The Company uses interest rate floors, U.S. Treasury debt instruments and principal only strips to mitigate the prepayment risk associated with mortgage servicing rights (see "Non-Interest Income" for further details). At September 30, 1999, the Company had $200 million notional amount in interest rate floors, $20 million in U.S. Treasury bonds and $20 million in principal only strips. For mortgage servicing rights, the adverse impact of current movements in interest rates on expected future cash flows must be recognized immediately through an adjustment to their carrying value. If interest rates decline, estimated future fee income from mortgage servicing rights is reduced because of an expected increase in mortgage prepayments.

The following table sets forth the net exposure at September 30, 1999 of the carrying value of mortgage servicing rights and identified hedging instruments, assuming an immediate shift by the indicated amount in market interest rates.

                            200 Basis Point  100 Basis Point  100 Basis Point  200 Basis Point
                             Rate Decrease    Rate Decrease    Rate Increase    Rate Increase
                            ---------------  ---------------  ---------------  ---------------
                                                  (Dollars in thousands)

Mortgage servicing rights      $(19,152)        $(8,000)           $6,300          $9,576
Interest rate floors              7,500           2,900            (1,100)         (1,300)
U.S. Treasury bonds               6,125           2,625            (2,275)         (4,025)
Principal only strips             5,676           2,700            (1,700)         (2,236)

                               --------         -------            ------          ------
Net exposure                   $    149         $   225            $1,225          $2,015
                               ========         =======            ======          ======

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

The most significant factors affecting market risk exposure of net interest income during 1999 have been (i) the increase in interest rates, (ii) changes in the composition of mortgage assets and (iii) the increase and diversification of assets and off-balance sheet interest-rate instruments used to hedge mortgage servicing rights.

The Company's earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the US dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

On a parent-only basis, the Company does not have substantial commitments or debt service requirements. At September 30, 1999, such commitments consisted primarily of junior subordinated debentures issued to a subsidiary, Peoples Heritage Capital Trust I, in connection with that subsidiary's issuance of 9.06% Capital Securities due 2027. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations. Other sources of funds available to the Company on a parent-only basis include borrowings from public and private sources.

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

CAPITAL

At September 30, 1999, shareholders' equity amounted to $852.1 million. In addition, through a subsidiary trust, the Company had outstanding $68.8 million of Capital Securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.12 per share dividend on its common stock during the third quarter of 1999. In July 1999, the Company authorized a 4,000,000 share repurchase program. As of September 30, 1999, the Company repurchased
2.9 million shares for $53.7 million.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

TABLE 9 - Regulatory Capital Requirements
(Dollars in thousands)

                                                                      For Capital Adequacy
                                                        Actual                Purposes                Excess
                                                   -----------------     -----------------      -------------------
                                                    Amount     Ratio      Amount     Ratio       Amount       Ratio
                                                   --------    -----     --------    -----      --------      -----

As of September 30, 1999:

Total capital (to risk weighted assets)            $977,541    11.94%    $643,875     8.00%     $333,666      3.94%
Tier 1 capital (to risk weighted assets)            875,178    10.69%     321,537     4.00%      553,641      6.69%
Tier 1 leverage capital ratio (to average assets)   875,178     6.36%     550,059     4.00%      325,119      2.36%

As of December 31, 1998:

Total capital (to risk weighted assets)             968,974    13.02%     595,426     8.00%      373,548      5.02%
Tier 1 capital (to risk weighted assets)            875,723    11.76%     297,713     4.00%      578,010      7.76%
Tier 1 leverage capital  (to average assets)        875,723     7.50%     467,096     4.00%      408,627      3.50%


Net risk weighted assets were $8.2 billion and $7.4 billion at September 30, 1999 and December 31, 1998, respectively.

The Company's banking subsidiaries are also subject to federal, and in certain cases state, regulatory capital requirements. At September 30, 1999, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable state capital requirements.

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

As with most large financial service providers, the Company relies on a substantial number of information processing systems to deliver and manage its financial services products and the year-2000 problem presents a significant challenge. The Company relies heavily on external sources for computer software, basic infrastructure services, product-line support services and other goods and materials. The Company also exchanges a significant volume of data with external parties, including other financial institutions, government entities, customers and business partners. The extent of the Company's reliance on external support for its business operations adds to the challenge of getting "year-2000 ready."


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

The project plan has been segregated into five phases and closely follows the guidelines provided by the Federal Financial Institutions Examination Council (FFIEC), an inter-agency collaborative sponsored by the Federal Reserve Board, the Federal Deposit Insurance Corp., the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the National Credit Union Administration. The project phases and description are as follows:

         Awareness phase - the problem and project effort was initially defined and senior project sponsorship and support obtained. The project team was formed and the overall nature of the project effort was communicated to employees and other important external parties. This phase was initiated in January 1997 and, except for the on-going customer and community awareness efforts, was completed in July 1998.

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

Each system component was rated on its importance to the Company and its year-2000 compliance status. This assessment was used as a guide for repair or replacement priority and resource assignments. The Company identified nearly 100 internally controlled or managed systems or system categories as "critical." Twelve external services or data interfaces are currently considered as "critical." Assessments of building environment and security control systems indicated they were a low risk to the Company.

During this phase, a plan to identify material customers (as funds takers, funds providers or capital market/asset management counterparties), assess their Year-2000 readiness, evaluate the risks to the Company, and develop appropriate risk management strategies was formulated. The Assessment phase for Company systems and external suppliers and servicers was concluded in August 1998.

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

         Validation Phase - this phase includes developing and executing test scripts in specific testing environments where system dates can be set ahead and documenting the results. The validation plans closely follow regulatory guidances dictating the independent testing of critical systems in the Company's own test centers even when vendor certifications are available. Testing designs include unit, integrated (with internal and external systems), point-to-point and end-to-end testing as appropriate. Business unit management, project management and internal audit provide final validation of the testing process and year-2000 readiness.

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

         Implementation phase - once systems are validated as year-2000 ready, repairs, upgrades or replacements are installed into production during this phase. All critical systems have been validated as Year 2000 ready, or repaired or replaced as necessary and put into production by June 1999. All non-critical systems have been validated as Year 2000 ready, or repaired or replaced as necessary and put into production by June 1999. Also as part of the implementation phase, the Company conducted systematic analyses regarding core critical business processes in order to create a Y2K specific Business Resumption Contingency Plan, an addendum to the already existing Company-wide Business Recovery Plan focusing on the uniqueness of potential Y2K failure scenarios. Business processes critical to the Company have been analyzed and broken down into manual processes or other workaround tasks and fully documented. A method to evaluate the validity of the Y2K plan has been developed and was approved by the Board in May 1999. The final Y2K Business Resumption Contingency Plan received Board approval in the third quarter of 1999. The Company has also developed an Event Management Plan and strategy to serve as a master management tool for all tasks necessary to meet the millennium rollover period, including those necessary for a swift and expedient return from any alternate operating contingency procedures back to normal operations. The plan includes preparation tasks, validation procedures, and internal and external communications protocols, and forms a Y2K "Command Center" consisting of senior management and Y2K support units to function as communications/coordination centers for possible event disruptions. The Event Management Plan and strategy were independently validated in September 1999. The Company is also proactively working with employees, customers and industry peers, media and the White House Council on Y2K in efforts to increase awareness and educate customers and the public with regard to Y2K preparedness and safety.

Ongoing activities include the monitoring and evaluation of internal system changes for year-2000 risk impacts, the monitoring of material customer, vendor, and counterparty risk, and the continuing development and implementation of customer and community awareness efforts.

COST

The Company does not separately track the internal costs incurred for the year-2000 project, except for the dedicated salary of the project coordinator. The vast majority of internal costs relates to the payroll cost for staff assigned to the year-2000 project team and Company personnel assigned to testing the changes resulting from the Year 2000 effort. The Company has incurred $1.9 million of external expenses in 1999 and anticipates that the incremental cost of the Year 2000 project will total approximately $2.1 million in 1999. All year 2000 costs are expensed as incurred, and are being funded out of the Company's operating cash flow.

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

Pursuant to FFIEC guidelines, the Company is required to develop commercial credit risk controls to monitor and assess Year 2000 risk. As of September 1999, the Company had exceeded its target for reviewing commercial loan balances for year-2000 readiness.

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

           (b) The Company filed a Current Report on Form 8-K on July 27 and July 28, 1999.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          PEOPLES HERITAGE FINANCIAL GROUP, INC.



Date     November 15, 1999                By:      /s/ William J. Ryan
                                                   -----------------------
                                                   William J. Ryan
                                                   Chairman, President and
                                                   Chief Executive Officer



Date     November 15, 1999                By:      /s/ Peter J. Verrill
                                                   ---------------------------
                                                   Peter J. Verrill
                                                   Executive Vice President,
                                                   Chief Operating Officer and
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)