Form 10-K405
period 1999-12-31
PEOPLES HERITAGE FINANCIAL GROUP INC
filed 2000-03-30
CIK 829750

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________.

Commission File Number:  0-16947


                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maine                                         01-0437984
----------------------------------------                 ----------------------
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                    Identification Number)

            P.O. Box 9540
         One Portland Square
           Portland, Maine                                     04112-9540
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (207) 761-8500

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.01 par value
             ------------------------------------------------------
                                 Title of Class


                         Preferred Stock Purchase Rights
             ------------------------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2000, the aggregate market value of the 100,274,508 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 1,059,106 shares held by all directors and executive officers of the Registrant as a group (excluding the effects of unexercised stock options), was $1.39 billion. This figure is based on the last sale price of $13.875 per share of the Registrant's Common Stock on March 20, 2000, as reported in THE WALL STREET JOURNAL on March 21, 2000. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 20, 2000: 101,333,614

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Part II, Items 5-8 and Part IV, Item 14 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                         ===========================

                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I

                                                                           PAGE
                                                                           ----

Item 1.    BUSINESS.........................................................  1
           General..........................................................  1
           Business of the Company..........................................  1
           Acquisitions.....................................................  2
           Subsidiaries.....................................................  3
           Competition......................................................  4
           Employees........................................................  4
           Regulation of the Company........................................  4
           Regulation of Banking Subsidiaries...............................  8
           Taxation......................................................... 11

Item 2.    PROPERTIES....................................................... 11

Item 3.    LEGAL PROCEEDINGS................................................ 12

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 12

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS................................... 12

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA............................. 12

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................... 12

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK................................................... 12

Item 8.    FINANCIAL STATEMENTS............................................. 12

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................... 12





                                       (i)

                     PEOPLES HERITAGE FINANCIAL GROUP, INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)


                                    PART III

                                                                            PAGE
                                                                            ----

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT................... 13

Item 11.   EXECUTIVE COMPENSATION........................................... 13

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................. 13

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 13


                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K............................................ 13

           SIGNATURES....................................................... 19




                                      (ii)

                           FORWARD-LOOKING STATEMENTS

         IN THE NORMAL COURSE OF BUSINESS, THE COMPANY, IN AN EFFORT TO HELP KEEP ITS SHAREHOLDERS AND THE PUBLIC INFORMED ABOUT THE COMPANY'S OPERATIONS, MAY FROM TIME TO TIME ISSUE OR MAKE CERTAIN STATEMENTS, EITHER IN WRITING OR ORALLY, THAT ARE OR CONTAIN FORWARD-LOOKING STATEMENTS, AS THAT TERM IS DEFINED IN THE U.S. FEDERAL SECURITIES LAWS. GENERALLY, THESE STATEMENTS RELATE TO BUSINESS PLANS OR STRATEGIES, PROJECTED OR ANTICIPATED BENEFITS FROM ACQUISITIONS MADE BY OR TO BE MADE BY THE COMPANY, PROJECTIONS INVOLVING ANTICIPATED REVENUES, EARNINGS, PROFITABILITY OR OTHER ASPECTS OF OPERATING RESULTS OR OTHER FUTURE DEVELOPMENTS IN THE AFFAIRS OF THE COMPANY OR THE INDUSTRY IN WHICH IT CONDUCTS BUSINESS. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THAT THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING:

     - COMPETITIVE PRESSURE AMONG DEPOSITORY AND OTHER FINANCIAL INSTITUTIONS MAY INCREASE SIGNIFICANTLY;

     - CHANGES IN THE INTEREST RATE ENVIRONMENT MAY REDUCE INTEREST MARGINS AND NET INTEREST INCOME, AS WELL AS ADVERSELY AFFECT LOAN ORIGINATIONS AND SALES ACTIVITIES AND THE VALUE OF CERTAIN ASSETS, SUCH AS INVESTMENT SECURITIES AND MORTGAGE SERVICING RIGHTS;

     - GENERAL ECONOMIC OR BUSINESS CONDITIONS, EITHER NATIONALLY OR IN THE STATES OR REGIONS IN WHICH THE COMPANY DOES BUSINESS, MAY BE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY OR A REDUCED DEMAND FOR CREDIT;

     - LEGISLATION OR CHANGES IN REGULATORY REQUIREMENTS, INCLUDING WITH OUT LIMITATION CAPITAL REQUIREMENTS, OR ACCOUNTING STANDARDS MAY ADVERSELY AFFECT THE COMPANY AND THE BUSINESSES IN WHICH IT IS ENGAGED;

     -    ADVERSE CHANGES MAY OCCUR IN THE SECURITIES MARKETS;

     - COMPETITORS OF THE COMPANY MAY HAVE GREATER FINANCIAL RESOURCES AND DEVELOP PRODUCTS AND TECHNOLOGY THAT ENABLE THOSE COMPETITORS TO COMPETE MORE SUCCESSFULLY THAN THE COMPANY;

     - THE GROWTH AND PROFITABILITY OF THE COMPANY'S NONINTEREST INCOME MAY BE LESS THAN EXPECTED;




                                     (iii)

     - COSTS OR DIFFICULTIES RELATED TO THE INTEGRATION OF THE BUSINESSES OF THE COMPANY AND ITS MERGER PARTNERS MAY BE GREATER THAN EXPECTED;

     - ESTIMATED COST SAVINGS AND REVENUE ENHANCEMENTS FROM MERGERS INVOLVING THE COMPANY MAY NOT BE FULLY REALIZED WITHIN THE EXPECTED TIME FRAMES; AND

     - DEPOSIT ATTRITION, CUSTOMER LOSS OR REVENUE LOSS FOLLOWING MERGERS INVOLVING THE COMPANY MAY BE GREATER THAN EXPECTED.


         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF FACTORS IS NOT EXCLUSIVE, AND NEITHER SUCH LIST NOR ANY SUCH FORWARD-LOOKING STATEMENT TAKES INTO ACCOUNT THE IMPACT THAT ANY FUTURE ACQUISITIONS MAY HAVE ON THE COMPANY AND ANY SUCH FORWARD-LOOKING STATEMENT. IN ADDITION, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.



                                      (iv)

PART I.

ITEM 1.  BUSINESS

GENERAL

         Peoples Heritage Financial Group, Inc. (the "Company") is a multi-bank and financial services holding company which is incorporated under the laws of the State of Maine. The Company conducts business from its executive offices in Portland, Maine and, as of December 31, 1999, 220 offices located in Maine, New Hampshire, Massachusetts and Connecticut. At December 31, 1999, the Company had consolidated assets of $13.9 billion and consolidated shareholders' equity of $851 million. Based on total assets at December 31, 1999, the Company is the largest bank holding company headquartered in northern New England and the fourth largest bank holding company headquartered in New England.

         The Company offers a broad range of commercial and consumer banking services and products and trust and investment advisory services through four wholly-owned banking subsidiaries: Peoples Heritage Bank ("PHB"), Bank of New Hampshire ("BNH"), Family Bank, FSB ("Family Bank") and Glastonbury Bank & Trust Company, ("GBT"). PHB is a Maine-chartered bank which operates offices throughout Maine and, through subsidiaries, engages in mortgage banking, financial planning, insurance brokerage and equipment leasing activities. At December 31, 1999, PHB had consolidated assets of $4.4 billion and consolidated shareholder's equity of $290 million. BNH is a New Hampshire-chartered commercial bank which operates offices throughout New Hampshire. At December 31, 1999, BNH had consolidated assets of $4.8 billion and consolidated shareholder's equity of $253 million. Family Bank is a federally-chartered savings bank which operates offices in Massachusetts and southern New Hampshire. At December 31, 1999, Family Bank had consolidated assets of $4.4 billion and consolidated shareholder's equity of $243 million. GBT is a Connecticut-chartered commercial bank which operates offices in north-central Connecticut. At December 31, 1999, GBT had consolidated assets of $338 million and consolidated shareholder's equity of $22 million.

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

         The Company derives its income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investments, fees received in connection with the sale and servicing of loans, deposit services, trust services, investment advisory services and other services, insurance commissions and gains on the sale of assets. The Company's principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan and lease losses and income tax expense. Funds for activities are provided principally by deposits, advances from the Federal Home Loan Bank ("FHLB") of Boston, securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investments and other sources.

         PHB, BNH and Family Bank provide full trust services to their customers. Each of the Company's banking subsidiaries focuses on offering employee benefit trust services in which it will act as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans for corporate, self-employed, municipal and not-for-profit employers throughout the Company's market areas. In addition, the Company's banking subsidiaries serve as trustee of both living trust and trusts under wills and as such hold, account for and manage financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered the Company's banking subsidiaries. At December 31, 1999, the Company had $3.2 billion of assets held by the trust departments of its banking subsidiaries, which are not included in the Company's consolidated balance sheet for financial reporting purposes.

         The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company and its subsidiaries are subject to regulation and supervision by various U.S. federal and state banking and other regulatory authorities.

ACQUISITIONS

         Acquisitions have been, and are expected to continue to be, an important part of the expansion of the Company's business. Since January 1, 1994, the Company has completed four acquisitions which have been accounted for under the pooling-of-interests method and eight acquisitions which have been accounted for under the purchase method. The Company continually evaluates acquisition opportunities and frequently conducts due diligence in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of book value and net income per share of common stock of the Company may occur in connection with any future transactions.

         On June 2, 1999, the Company entered into a definitive agreement to acquire Banknorth Group, Inc. ("Banknorth"), which acquisition is expected to close in the second quarter of 2000. As of December 31, 1999, Banknorth had total assets of $4.6 billion and total shareholders' equity of $341 million.

SUBSIDIARIES

         At December 31, 1999, the Company's only direct subsidiaries were PHB, BNH, Family Bank, GBT and Peoples Heritage Capital Trust I (the "Trust"). For additional information on the Trust, see Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

         Set forth below is a brief description of certain indirect non-banking subsidiaries of the Company.

         Investments in Real Estate. The Company's banking subsidiaries hold certain investments in real estate. Exclusive of other real estate owned and investments in office properties and facilities, which are discussed under Item 2 hereof, at December 31, 1999 the Company's banking subsidiaries' investments in real estate consisted entirely of interests in limited partnerships formed for the purpose of investing in real estate for lower-income families, elderly housing projects and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1999, the Company's banking subsidiaries investments in these limited partnerships had a carrying value of $20.6 million.

         Equipment Leasing Activities. PHB conducts equipment leasing activities through Peoples Heritage Leasing Corporation, Inc. ("PHLC"). PHLC is headquartered in Portland, Maine and engages in direct equipment leasing activities, primarily involving office equipment, in the Portland, Maine metropolitan area and elsewhere in the States of Maine, New Hampshire and Massachusetts. At December 31, 1999, PHLC had $51.2 million of leases outstanding.

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

COMPETITION

         The Company and its banking subsidiaries are subject to vigorous competition in all aspects and areas of their business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. The Company and its banking subsidiaries also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than that of the Company and its banking subsidiaries.

         The Company and its banking subsidiaries generally have been able to compete effectively with other financial institutions by emphasizing customer service, including local decision-making, by establishing long-term customer relationships and building customer loyalty and by providing products and services designed to address the specific needs of our customers. No assurance can be given, however, that the Company and its banking subsidiaries will continue to be able to compete effectively with other financial institutions in the future.

         The financial services industry is likely to become even more competitive as further technological advances enable more companies to provide financial services. These technical advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

EMPLOYEES

         The Company had approximately 3,900 full-time equivalent employees as of December 31, 1999. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

REGULATION OF THE COMPANY

         THE FOLLOWING DISCUSSION SETS FORTH CERTAIN OF THE MATERIAL ELEMENTS OF THE REGULATORY FRAMEWORK APPLICABLE TO BANK HOLDING

COMPANIES AND THEIR SUBSIDIARIES AND PROVIDES CERTAIN SPECIFIC INFORMATION RELEVANT TO THE COMPANY. THE REGULATORY FRAMEWORK IS INTENDED PRIMARILY FOR THE PROTECTION OF DEPOSITORS AND THE FEDERAL DEPOSIT INSURANCE FUNDS AND NOT FOR THE PROTECTION OF SECURITY HOLDERS. TO THE EXTENT THAT THE FOLLOWING INFORMATION DESCRIBES STATUTORY AND REGULATORY PROVISIONS, IT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICULAR STATUTORY AND REGULATORY PROVISIONS. A CHANGE IN APPLICABLE STATUTES, REGULATIONS OR REGULATORY POLICY MAY HAVE A MATERIAL EFFECT ON THE BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES.

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

         Capital Requirements. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to bank holding companies. In addition, the Federal Reserve Board may from time to time require that a bank holding company maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve

Board's risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing entity's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent.

         The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3 percent.

         At December 31, 1999, the Company's capital ratios substantially exceeded applicable requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" included in Item 7 hereof and Note 13 to the Consolidated Financial Statements included in Item 8 hereof.

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

         A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the Federal Deposit Insurance Corporation ("FDIC") in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

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

         Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is "well capitalized" and "well managed," as defined, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

         State Regulation. The Company is registered as a Maine financial institution holding company under Maine law and as such is subject to regulation and examination by the Superintendent of Banking of the State of Maine. The Company also is subject to varying degrees of regulation under the laws of New Hampshire, Massachusetts and Connecticut as a result of its ownership of banks which are located in these states.

REGULATION OF BANKING SUBSIDIARIES

         General. As a Maine-chartered bank, PHB is subject to regulation and examination by the Superintendent; as a New Hampshire-chartered commercial bank, BNH is subject to regulation and examination by the New Hampshire Bank Commissioner; as a federally-chartered savings bank, Family Bank is subject to regulation and examination by the Office of Thrift Supervision ("OTS"); and as a Connecticut-chartered commercial bank, GBT is subject to regulation and examination by the Connecticut Commissioner of Banking. Each of the Company's banking subsidiaries also is subject to regulation and examination by the FDIC, which insures the deposits of each of the Company's banking subsidiaries to the maximum extent permitted by law, and certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

         Capital Requirements. Each of the Company's banking subsidiaries is subject to regulatory capital requirements of the FDIC (in the case of PHB, BNH and GBT) and the OTS (in the case of Family Bank) which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company, as discussed above. At December 31, 1999, the regulatory capital of each of the Company's banking subsidiaries substantially exceeded applicable requirements. See Note 13 to the Consolidated Financial Statements included in Item 8 hereof.

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

         At December 31, 1999, each of the Company's banking subsidiaries had capital levels which qualified it as a "well-capitalized" institution under applicable laws and regulations.

         FDIC Insurance Premiums. Each of the Company's banking subsidiaries is a member of the Bank Insurance Fund ("BIF") administered by the FDIC, although certain deposits of certain of these entities acquired in acquisitions are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC.

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

         Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company's banking subsidiaries had $174 million of brokered deposits outstanding at December 31, 1999.

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

         The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 1999, the CRA rating of the Company's banking subsidiaries was either "outstanding" or "satisfactory."

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

         The Company also is subject to various forms of state taxation under the laws of Maine, New Hampshire, Massachusetts and Connecticut as a result of its ownership of banks located in these states.

         For additional information regarding the business of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof.

ITEM 2. PROPERTIES

         At December 31, 1999, the Company conducted its business from its executive offices at One Portland Square, Portland, Maine and 220 offices located in Maine, New Hampshire, Massachusetts and Connecticut. For additional information regarding the Company's lease obligations, see Note 14 to the Consolidated Financial Statements included in Item 8 hereof.

         The following table sets forth certain information with respect to the offices of the Company as of December 31, 1999.

                                             Net Book Value of
                          Number of       Property and Leasehold
 State                 Banking Offices         Improvements            Deposits
 -----                 ---------------    ----------------------       --------
                                                   (Dollars in Thousands)

PHB                          75                   $27,124             $2,702,414
BNH                          78                    28,067              2,854,819
Family Bank                  60                    35,394              2,344,839
GBT                           8                     5,384                212,685
                            ---                   -------             ----------
    Total                   221                   $95,969             $8,114,757
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.
PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information contained under the section captioned "Common Stock Prices" on page of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Five-Year Consolidated Financial and Other Data" on page 13 of the Company's Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 29 of the Company's Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" on pages 27 and 28 of the Company's Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required are contained on pages 30 through 55 of the Company's Annual Report and are incorporated herein by reference.

PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to "Election of Directors" on pages 2 through 6 and "Executive Officers who are not Directors" on pages 9 and 10 of the definitive Proxy Statement of the Company, dated March 22, 2000 (the "Proxy Statement").

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

         Incorporated by reference to "Certain Transactions" on page 19 of the Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements are incorporated by reference from Item 8 hereof and the Annual Report to Shareholders included herein as
Exhibit 13:

         Consolidated balance sheets at December 31, 1999 and 1998

         Consolidated statements of income for each of the years in the three-year period ended December 31, 1999

         Consolidated statements of changes in shareholders' equity for each of the years in the three-year period ended December 31, 1999

         Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1999

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

         (a)(3) The following exhibits are included as part of this Form 10-K.


Exhibit No.                         Exhibit                             Location
-----------                         -------                             --------

  3(a)(1)   Amended and Restated Articles of Incorporation of                (1)
            the Company

  3(a)(2)   Amendments to the Articles of Incorporation of                   (2)
            the Company

  3(b)      Bylaws of the Company                                           (21)

  4(a)      Specimen Common Stock certificate                                (3)

  4(b)      Form of Indenture between the Company and Mellon
            Bank, N.A., as trustee                                           (4)

  4(c)      Form of Debenture due 2000                                       (4)

  4(d)      Amended and Restated Declaration of Trust relating to            (5)
            Peoples Heritage Capital Trust I, dated as of
            January 31, 1997, between the Company and the trustees named therein

  4(e)      Form of Common Securities and form of Capital                    (5)
            Securities of Peoples Heritage Capital Trust I
            (included as Exhibits to the Amended and Restated
            Declaration included as Exhibit 4(d))

  4(f)      Indenture, dated as of January 31, 1997, between the             (5)
            Company and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest
            Debentures due 2027 of the Company

  4(g)      Form of Junior Subordinated Deferrable Interest                  (5)
            Debentures due 2027 of the Company (included as Exhibit A to the Indenture included as Exhibit 4(f))

  4(h)      Series A Capital Securities Guarantee Agreement,                 (6)
            dated as of January 31, 1997, relating to the Series
            A Capital Securities of Peoples Heritage Capital
            Trust I

Exhibit No.                         Exhibit                             Location
-----------                         -------                             --------

  4(i)      Common Securities Guarantee Agreement, dated as of               (6)
            January 31, 1997, relating to the Common Securities of Peoples Heritage Capital Trust I

  10(a)     Amended and Restated Severance Agreement between the             (7)
            Company and William J. Ryan

  10(b)     Amended and Restated Severance Agreement between                 (7)
            the Company and Peter J. Verrill

  10(c)     Form of Severance Agreement between the Company                  (6)
            and each of R. Scott Bacon, David D. Hindle, John W.
            Fridlington, Carol L. Mitchell and  Wendy Suehrstedt

  10(d)     Form of Amendment to Severance Agreement between                 (8)
            the Company and R. Scott Bacon

  10(e)     Supplemental Retirement Agreement among the                      (9)
            Company, its subsidiaries and William J. Ryan

  10(f)     Supplemental Retirement Agreement among the                      (9)
            Company, its subsidiaries and Peter J. Verrill

  10(g)     Supplemental Retirement among the Company, its                  (10)
            subsidiaries and John W. Fridlington

  10(h)     Form of Supplemental Retirement Agreement among the              (8)
            Company, its subsidiaries and each of R. Scott Bacon, Carol L. Mitchell and Wendy Suehrstedt

  10(i)     Senior Officers' Deferred Compensation Plan, as amended         (11)

  10(j)     Directors' Deferred Compensation Plan, as amended               (11)

  10(k)     1986 Stock Option and Stock Appreciation Rights              (1)(12)
            Plan, as amended

  10(l)     1986 Employee Stock Purchase Plan, as amended                (1)(12)

  10(m)     Amended and Restated Restricted Stock Plan for                   (6)
            Non-Employee Directors

  10(n)     Amended and Restated 1995 Stock Option Plan for                 (13)
            Non-Employee Directors, as amended

  10(o)(1)  Amended and Restated Thrift Incentive Plan                       (6)

Exhibit No.                         Exhibit                             Location
-----------                         -------                             --------

  10(o)(2)  First Amendment to Amended and Restated Thrift                   (6)
            Incentive Plan

  10(p)(1)  Profit Sharing Employee Stock Ownership Plan                    (14)

  10(p)(2)  First Amendment to Profit Sharing Employee Stock                 (7)
            Ownership Plan

  10(p)(3)  Second Amendment to Profit Sharing Employee Stock                (7)
            Ownership Plan

  10(q)     1996 Equity Incentive Plan, as amended                          (15)

  10(r)     Bank of New Hampshire Corporation Executive Excess              (16)
            Benefit Plan for Paul R. Shea

  10(s)     Supplemental Executive Retirement Plan agreement                (17)
            between The Family Mutual Savings Bank and
            David D. Hindle

  10(t)     Split Dollar Insurance Agreement between The Family             (18)
            Mutual Savings Bank and David D. Hindle

  10(u)     Consulting Agreement between the Company and
            David D. Hindle

  10(v)     Form of Severance Agreement between the Company and             (19)
            Christopher W. Bramley

  10(w)     Stockholder Rights Agreement, dated as of September             (20)
            12, 1989 and amended and restated as of July 27, 1999, between the Company and American Stock Transfer
            & Trust Company, as Rights Agent

  13        Annual Report to Shareholders for 1999

  21        Subsidiaries of the Company

  23        Consent of KPMG LLP

  27        Financial Data Schedule


----------
(1) Incorporated by reference to the Agreement and Plan of Merger, dated as of October 27, 1997, between the Company and CFX Corporation, which is included as Exhibit A to the Prospectus/Proxy Statement included in the Form S-4 Registration Statement (No. 333-23991) filed by the Company with the Securities and Exchange Commission ("SEC") on December 31, 1997.

(2) Exhibits are incorporated by reference to (i) the proxy statement filed by the Company with the SEC on March 23, 1998 and (ii) the proxy statement filed by the Company with the SEC on March 22, 2000.

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

(14) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33-53236) filed by the Company with the SEC on November 23, 1992, and an amendment to such plan is incorporated by reference to the proxy statement filed by the Company with the SEC on March 22, 2000.

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

(20) Exhibit is incorporated by reference to the Form 8-K report filed by the Company with the SEC on July 28, 1999.

(21) Exhibit is incorporated by reference to the Form 10-K report filed by the Company with the SEC for the year ended December 31, 1998.

      The Company's management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(v).

      (b) The Company filed Current Reports on Form 8-K with the SEC on December 23, 1999 and January 21, 2000.

      (c)   See (a)(3) above for all exhibits filed herewith and the Exhibit
Index.

      (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Shareholders which are required to be included herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES HERITAGE FINANCIAL GROUP, INC.



By: /s/ William J. Ryan                                     Date: March 28, 2000
    --------------------------------
    William J. Ryan
    Chairman, President and Chief
       Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Gary R. Bahre                                           Date: March 28, 2000
--------------------------------
Gary R. Bahre
Director


/s/ P. Kevin Condron                                        Date: March 28, 2000
--------------------------------
P. Kevin Condron
Director

/s/ Katherine M. Greenleaf                                  Date: March 28, 2000
--------------------------------
Katherine M. Greenleaf
Director


/s/ Douglas S. Hatfield                                     Date: March 28, 2000
--------------------------------
Douglas S. Hatfield
Director

/s/ David D. Hindle                                         Date: March 28, 2000
--------------------------------
David D. Hindle
Director


/s/ Dana S. Levenson                                        Date: March 28, 2000
--------------------------------
Dana S. Levenson
Director


/s/ Philip A. Mason                                         Date: March 28, 2000
--------------------------------
Philip A. Mason
Director


/s/ John M. Naughton                                        Date: March 28, 2000
--------------------------------
John M. Naughton
Director


/s/ Malcolm W. Philbrook, Jr.                               Date: March 28, 2000
--------------------------------
Malcolm W. Philbrook, Jr.
Director



                                                            Date:
--------------------------------
Pamela P. Plumb
Vice Chairman


/s/ Seth A. Resnicoff                                       Date: March 28, 2000
--------------------------------
Seth A. Resnicoff
Director


/s/ William J. Ryan                                         Date: March 28, 2000
--------------------------------
William J. Ryan
Chairman, President and Chief
Executive Officer
(principal executive officer)

/s/ Curtis M. Scribner                                      Date: March 28, 2000
--------------------------------
Curtis M. Scribner
Director



/s/ Paul R. Shea                                            Date: March 28, 2000
--------------------------------
Paul R. Shea
Director


/s/ John E. Veasey                                          Date: March 28, 2000
--------------------------------
John E. Veasey
Director



/s/ Peter J. Verrill                                        Date: March 28, 2000
--------------------------------
Peter J. Verrill
Executive Vice President, Chief
Operating Officer, Chief Financial
Officer and Treasurer (principal
financial and accounting officer)