Form 10-Q
period 2000-03-31
BANKNORTH GROUP INC/ME
filed 2000-05-15
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16947

     BANKNORTH GROUP, INC. (formerly Peoples Heritage Financial Group, Inc.)
     -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Maine                                     01-0437984
    -------------------------------                     -----------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  One Portland Square, Portland, Maine                        04112
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


                                 (207) 761-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                     Peoples Heritage Financial Group, Inc.
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]    No  [ ]

The number of shares outstanding of the Registrant's common stock as of May 1, 2000 is:

Common stock, par value $.01 per share                       101,511,514
--------------------------------------                      -------------
            (Class)                                         (Outstanding)

                                      INDEX

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION                                                               PAGE
          ---------------------                                                               ----

          Item 1.     Financial Statements (unaudited)

                      Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999                                       3

                      Consolidated Statements of Income -
                      Three months ended March 31, 2000 and 1999                                 4

                      Consolidated Statements of Changes in Shareholders' Equity -
                      Three months ended March 31, 2000 and 1999                                 5

                      Consolidated Statements of Cash Flows -
                      Three months ended March 31, 2000 and 1999                                 6

                      Notes to Consolidated Financial Statements                                 7

          Item 2.     Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                  9

          Item 3.     Quantitative and Qualitative Disclosures about Market Risk                30

PART II.  OTHER INFORMATION

          Item 1.     Legal proceedings                                                         30

          Item 2.     Changes in securities                                                     30

          Item 3.     Defaults upon senior securities                                           30

          Item 4.     Submission of matters to a vote of security holders                       30

          Item 5      Other information                                                         30

          Item 6      Exhibits and reports on Form 8-K                                          31

          Signatures                                                                            31

                                       2

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                 March 31, 2000  December 31,1999
                                                                 --------------  ----------------
ASSETS                                                             (Unaudited)
Cash and due from banks                                           $    318,989    $    398,759
Federal funds sold and other short term investments                     76,566         203,789
Securities available for sale, at market value                       4,999,905       5,161,009
Securities held to maturity (fair value of $510,308 and
   $519,725 at March 31, 2000 and December 31, 1999,
   respectively)                                                       522,632         541,332
Loans held for sale                                                     15,367          67,220
Loans and leases:
   Residential real estate mortgages                                 1,453,688       1,410,494
   Commercial real estate mortgages                                  1,828,637       1,795,763
   Commercial business loans and leases                              1,391,825       1,291,371
   Consumer loans and leases                                         2,483,879       2,347,031
                                                                  ------------    ------------
                                                                     7,158,029       6,844,659
   Less:  Allowance for loan and lease losses                          107,214         107,871
                                                                  ------------    ------------
              Net loans and leases                                   7,050,815       6,736,788
                                                                  ------------    ------------
Premises and equipment                                                 144,018         141,739
Goodwill and other intangibles                                         110,298         113,264
Mortgage servicing rights                                               39,284          46,829
Bank-owned life insurance                                              232,722         228,423
Other assets                                                           292,984         280,376
                                                                  ------------    ------------
                                                                  $ 13,803,580    $ 13,919,528
                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Regular savings                                                $  1,244,740    $  1,237,092
   Money market and NOW accounts                                     2,264,863       2,232,891
   Certificates of deposit                                           3,250,695       3,159,864
   Brokered deposits                                                   124,169         173,798
   Demand deposits                                                   1,366,269       1,311,112
                                                                  ------------    ------------
         Total deposits                                              8,250,736       8,114,757
                                                                  ------------    ------------
Federal funds purchased and securities sold under
  repurchase agreements                                                924,896       1,089,316
Borrowings from the Federal Home Loan Bank of Boston                 3,596,968       3,667,399
Other borrowings                                                        17,466          31,849
Other liabilities                                                       91,443          96,455
                                                                  ------------    ------------
        Total liabilities                                           12,881,509      12,999,776
                                                                  ------------    ------------

Company obligated, mandatory redeemable securities of
 subsidiary trust holding solely parent junior subordinated
   debentures                                                           68,775          68,775

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares
   authorized, none issued)                                                --              --
Common stock (par value $0.01 per share, 200,000,000 shares
   authorized, 106,647,386 and 106,647,585 shares issued)                1,066           1,066
Paid-in capital                                                        509,234         509,009
Retained earnings                                                      554,583         530,002
Unearned compensation                                                   (1,606)         (1,690)
Accumulated other comprehensive income (loss):
   Net unrealized loss on securities available for sale               (119,402)       (105,149)
Treasury stock, at cost (5,157,692 shares and 4,465,600 shares)        (90,579)        (82,261)
                                                                  ------------    ------------
Total shareholders' equity                                             853,296         850,977
                                                                  ------------    ------------
                                                                  $ 13,803,580    $ 13,919,528
                                                                  ============    ============

          See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data) (Unaudited)


                                                            Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                        2000           1999
                                                    ------------   -------------
Interest and dividend income:
   Interest on loans and leases                     $    145,812   $    154,471
   Interest and dividends on securities                   95,257         55,777
                                                    ------------   ------------
      Total interest and dividend income                 241,069        210,248

Interest expense:
   Interest on deposits                                   62,862         64,976
   Interest on borrowed funds                             67,873         37,334
                                                    ------------   ------------
      Total interest expense                             130,735        102,310

      Net interest income                                110,334        107,938
Provision for loan and lease losses                        2,815          3,565
                                                    ------------   ------------
      Net interest income after provision
              for loan and lease losses                  107,519        104,373

Noninterest income:
   Customer services                                      14,505         10,812
   Mortgage banking services                               2,998          4,205
   Insurance commissions                                   5,279          5,282
   Trust services                                          3,701          3,467
   Investment advisory services                            1,589            978
   Bank-owned life insurance income                        4,299          2,308
   Net securities gains                                        9             18
   Other noninterest income                                3,166          2,364
                                                    ------------   ------------
                                                          35,546         29,434
Noninterest expenses:
   Salaries and employee benefits                         43,232         40,170
   Data processing                                         6,440          7,006
   Occupancy                                               7,764          6,949
   Equipment                                               5,295          4,807
   Distributions on securities of subsidiary trust         1,558          1,986
   Amortization of goodwill and other intangibles          2,966          2,968
   Special charges                                         1,583         33,235
   Other noninterest expenses                             15,558         13,883
                                                    ------------   ------------
                                                          84,396        111,004
Income before income tax expense                          58,669         22,803
Applicable income tax expense                             19,364          9,309
                                                    ------------   ------------
      Net income                                    $     39,305   $     13,494
                                                    ============   ============

Weighted average shares outstanding:
      Basic                                          101,287,535    103,429,129
      Diluted                                        101,811,677    104,851,511
Earnings per share:
      Basic                                         $       0.39   $       0.13
      Diluted                                               0.39           0.13



          See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)


                                                                                 Accumulated
                                                                         Compen-    Other
                                           Par    Paid-in    Retained    sation  Comprehensive  Treasury
                                          Value   Capital    Earnings     ESOP    Income (Loss)   Stock       Total
                                          ---------------------------------------------------------------------------
Balances at December 31, 1999             $1,066   $509,009   $530,002   ($1,690)  ($105,149)  ($82,261)     $850,977

Net income                                    --         --     39,305        --          --         --        39,305
Unrealized losses on securities, net of
   reclassification adjustment                --         --         --        --     (14,253)         --      (14,253)
                                                                                                             --------
        Comprehensive income                                                                                   25,052
                                                                                                             --------

Common stock issued for employee
   benefit plans                              --         --     (2,113)       --          --       4,025        1,912

Treasury stock purchased                      --         --         --        --          --     (12,343)     (12,343)

Decrease in unearned compensation             --        225         --        84          --          --          309

Cash dividends                                --         --    (12,611)       --          --          --      (12,611)
                                         -------   --------   --------   -------   ---------    --------     --------
Balances at March 31, 2000                $1,066   $509,234   $554,583   ($1,606)  ($119,402)   ($90,579)    $853,296
                                         =======   ========   ========   =======   =========    ========     ========

Balances at December 31, 1998             $1,066   $509,473   $447,438   ($2,027)    ($1,651)   ($53,171)    $901,128

Net income                                    --         --     13,494        --          --          --       13,494

Unrealized losses on securities net of
   reclassification adjustment                --         --         --        --       1,601          --        1,601
                                                                                                             --------
          Comprehensive income                                                                                 15,095
                                                                                                             --------

Premium on repurchase of trust
   preferred securities                       --     (2,761)        --        --          --          --       (2,761)

Common stock issued for employee
   benefit plans                              --         --     (2,009)       --          --        5,442       3,433

Decrease in unearned compensation             --        244         --        57          --           --         301

Payment of fractional shares                  --         (2)        --        --          --           --          (2)

Cash dividends                                --         --    (12,016)       --          --           --     (12,016)
                                         -------   --------    -------   -------   ---------     --------    ---------
Balances at March 31, 1999                $1,066   $506,954    $446,907  ($1,970)       ($50)    ($47,729)   $905,178
                                         =======   ========    ========  =======   =========     ========    ========


          See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                         2000               1999
                                                                                      --------             -------
Cash flows from operating activities:
   Net income                                                                          $39,305             $13,494
   Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan and lease losses                                           2,815               3,565
           Depreciation                                                                  4,938               4,600
           Amortization of goodwill and other intangibles                                2,966               2,968
           Provision for deferred tax expense                                           10,399                (702)
           ESOP expense                                                                    309                 301
           Net gains realized from sales of securities and consumer loans                   (9)                (18)
           Net losses realized from sales of loans held for sale
            (a component of  mortgage banking services)                                    134                  74
           Earnings from bank owned life insurance                                      (4,299)             (2,308)
           Net (increase) decrease in mortgage servicing rights                          7,545              (5,178)
           Proceeds from sales of loans held for sale                                   52,537              491,963
           Residential loans originated and purchased for sale                            (818)           (271,084)
           Net decrease (increase) in interest and dividends receivable and
             other assets                                                              (15,325)             (8,488)
           Net increase (decrease) in other liabilities                                 (5,012)            (13,745)
                                                                                     ---------         -----------
Net cash provided (used) by operating activities                                       $95,485            $215,442
                                                                                     ---------         -----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale                                $24,507             $20,635
   Proceeds from maturities and principal repayments of securities available
     for sale                                                                          189,597             417,523
   Purchases of securities available for sale                                          (74,926)         (1,338,240)
   Proceeds from maturities and principal repayments of securities held to
     maturity                                                                           18,700                  --
   Net (increase) decrease in loans and leases                                        (316,842)             17,011
   Purchase of bank owned life insurance                                                    --            (150,000)
   Net additions to premises and equipment                                              (7,217)             (4,133)
                                                                                     ---------         -----------
Net cash provided (used) by investing activities                                     ($166,181)        ($1,037,204)
                                                                                     ---------         -----------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                                $135,979           ($159,561)
   Net increase (decrease) in securities sold under repurchase agreements             (164,420)            (72,169)
   Proceeds from Federal Home Loan Bank of Boston borrowings                         2,839,300           1,020,000
   Payments on Federal Home Loan Bank of Boston borrowings                          (2,909,731)           (146,720)
   Net increase (decrease) in other borrowings                                         (14,383)             (1,319)
   Repurchase of trust preferred securities                                                 --             (32,761)
   Issuance of stock                                                                     1,912               3,431
   Purchase of treasury stock                                                          (12,343)                 --
   Dividends paid                                                                      (12,611)            (12,016)
                                                                                     ---------         -----------
Net cash provided by financing activities                                            ($136,297)           $598,885
                                                                                     ---------         -----------
Increase (decrease) in cash and cash equivalents                                     ($206,993)          ($222,877)
   Cash and cash equivalents at beginning of period                                    602,548             699,313
                                                                                     ---------         -----------
   Cash and cash equivalents at end of period                                         $395,555            $476,436
                                                                                     =========         ===========
For the three months ended March 31, 2000 and 1999, interest of $179,815 and
     $101,484 and income taxes of $3,494 and $910 were paid, respectively.

          See accompanying Notes to Consolidated Financial Statements.

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES
                (FORMERLY PEOPLES HERITAGE FINANCIAL GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1999 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income for the Company are net income and unrealized gains (losses) on securities available for sale, net of tax. The following is a reconciliation of comprehensive income for the three months ended March 31, 2000 and 1999.


                                                                                     Three Months
                                                                                        Ended
                                                                                       March 31,
                                                                              -----------------------
                                                                                 2000          1999
                                                                              ---------      --------
Net income                                                                      $39,305       $13,494
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for
  sale securities:
     Unrealized holding gains (losses) arising during the period                (14,247)        1,613
Less:  reclassification adjustment for gains included in net income                   6            12
                                                                              ---------       -------
Other comprehensive income (loss), net                                          (14,253)        1,601
                                                                              ---------       -------
Comprehensive income                                                            $25,052       $15,095
                                                                              =========       =======

NOTE 3 - EARNINGS PER SHARE

The computations of basic and diluted net income per share and weighted average shares outstanding follow (dollars in thousands, except per share amounts):


                                                    Three Months Ended
                                                         March 31,
                                              ----------------------------
                                                  2000            1999
                                              -----------      -----------
Net income                                        $39,305          $13,494
                                              ===========      ===========

Weighted average shares outstanding
  Basic:                                      101,287,535      103,429,129
    Effect of dilutive securities:
       Stock options                              524,142        1,422,382
                                              -----------      -----------
  Diluted                                     101,811,677      104,851,511
                                              ===========      ===========
Net income per share:
  Basic                                             $0.39            $0.13
  Diluted                                            0.39             0.13





NOTE 4 - COMPLETED ACQUISITION

On May 10, 2000, the Company completed the acquisition of Banknorth Group, Inc., which was effected by means of the merger of Banknorth Group, Inc. with and into the Company. The Company changed its name to "Banknorth Group, Inc." as a result of the merger. As a result of the merger and the change in the name of the Company, the Company's symbol on the Nasdaq stock market is now BKNG. Upon consummation of the merger, each share of Banknorth common stock outstanding was automatically converted into the right to receive 1.825 shares of Company common stock, including each attached right issued pursuant to an Amended and Restated Rights Agreement, dated as of September 12, 1989 and amended and restated as of July 27, 1999, with cash in lieu of fractional share interests. The financial statements included herein reflect the historical financial statements of the Company prior to the acquisition.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
(FORMERLY PEOPLES HERITAGE FINANCIAL GROUP, INC.)

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

Banknorth Group, Inc. (the "Company"), formerly Peoples Heritage Financial Group, Inc., reported consolidated net income of $39.3 million, or $0.39 per diluted share, for the first quarter of 2000. This compares with $13.5 million, or $0.13 per diluted share, for the first quarter of 1999. Special charges recorded in the first quarter of 2000 consisted of $1.6 million ($1.1 million net of tax) of restructuring costs related to branch closings. Special charges of $33.2 million ($24.1 million net of tax) were recorded in the first quarter of 1999 and consisted of $25.9 million of merger related charges and $7.4 million of costs to discontinue the Company's correspondent mortgage business. (See Table 5 for more information related to special charges.)

Excluding the impact of special charges, the Company's operating income for the first quarter of 2000 was $40.4 million, or $0.40 per diluted share, and return on average equity ("ROE") and return on average assets (" ROA") were 19.40% and 1.18%, respectively. Operating income for the first quarter of 1999 was $37.6 million, or $0.36 per diluted share, and ROE and ROA were 17.23% and 1.25%, respectively. Operating results for the first quarter of 2000 represent an 11% increase in diluted earnings per share from the comparable period last year.

The improved operating results for the first quarter of 2000 over the first quarter of 1999 were largely due to growth in earning assets levels and strong fee income. Noninterest income increased 21% compared to the first quarter of 1999. The growth in noninterest income was primarily due to a $3.7 million increase in customer service income, a $2.0 million increase in income on bank owned life insurance and an increase in investment advisory services income of $611 thousand. The efficiency ratio (noninterest expense excluding distributions on securities of subsidiary trust and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains) was 55.70% in the first quarter of 2000 compared to 55.17% in the comparable period last year. Selected quarterly data, ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

TABLE 1 - SELECTED QUARTERLY DATA
(Dollars in thousands, except per share data)


                                                           2000         1999        1999         1999         1999
                                                           First        Fourth       Third       Second       First
                                                          --------     --------    --------     --------     --------
Net interest income                                       $110,334     $114,380    $114,803     $109,126     $107,938
Provision for loan and lease losses                          2,815        3,405       3,565        3,565        3,565
                                                          --------     --------    --------     --------     --------
Net interest income after loan and lease
 loss provision                                            107,519      110,975     111,238      105,561      104,373

Noninterest income (excluding securities
  transactions)                                             35,537       33,854      32,117       33,520       29,416
Net securities gains                                             9           --           3          260           18
Noninterest expenses (excluding special
  charges)                                                  82,813       80,945      79,502       79,312       77,769
Special charges (1)                                          1,583       (3,889)         --           --       33,235
                                                          --------      -------    --------     --------     --------
Income before income taxes                                  58,669       67,773      63,856       60,029       22,803
Income tax expense                                          19,364       22,192      21,275       19,263        9,309
                                                          --------     --------    --------     --------     --------
Net income                                                 $39,305      $45,581     $42,581      $40,766      $13,494
                                                          ========     ========    ========     ========     ========

Earnings per share:
Basic                                                        $0.39        $0.45       $0.41        $0.39        $0.13
Diluted                                                       0.39         0.44        0.41         0.39         0.13

Operating earnings per share (excluding
 special charges):
Basic                                                         0.40         0.42        0.41         0.39         0.36
Diluted                                                       0.40         0.42        0.41         0.39         0.36

Return on average assets (2)                                 1.15%        1.31%       1.23%        1.25%        0.45%
Return on average equity (2)                                18.88%       21.28%      19.62%       18.08%        6.19%

Operating ratios:
Return on average assets (excluding special
  charges)(2)                                                1.18%        1.24%       1.23%        1.25%        1.25%

Return on average equity (excluding special
 charges)(2)                                                19.40%       20.16%      19.62%       18.08%       17.23%

Efficiency ratio (3)                                        55.70%       53.56%      53.05%       54.49%       55.17%

------------------
(1) Special charges consists of merger-related expenses, one-time charges related to the discontinuance of the Company's correspondent mortgage business and one-time charges related to branch closings.
(2) Annualized.
(3) Represents operating expenses, excluding distributions on securities of subsidiary trust and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully taxable equivalent net interest income in the first quarter of 2000 increased $2.5 million compared to the first quarter of 1999. The increase was primarily attributable to increased levels of average earning assets, which were offset in part by lower net interest margins. Commercial real estate, commercial business and consumer loan product lines all experienced significant growth while residential real estate loans declined. Residential real estate loans declined largely due to the Company's discontinuance of the correspondent mortgage business and the securitization of $633 million of residential loans into a real estate investment conduit ("REMIC"), which are now classified as securities held to maturity. Securities increased due primarily to this securitization and additional investments in agency mortgage-backed securities. The Company's net interest margin was 3.49% for the first quarter of 2000 compared to 3.86% for the comparable quarter of 1999. The lower margin was due largely to increased levels of securities as a percent of total assets (41% in the first quarter of 2000 compared to 29% in the first quarter of 1999), purchases of Bank Owned Life Insurance (the earnings from which are recorded as noninterest income) and an increase in average borrowings as a percent of total average interest-bearing liabilities (41% in the first quarter of 2000 compared to 30% in the first quarter of 1999). Table 2 shows quarterly average balances, net interest income by category and rates for the first quarter of 2000 and for each quarter in 1999. Table 3 shows the changes in fully taxable equivalent net interest income by category due to changes in rate and volume. See also "Interest Rate Risk and Asset Liability Management" below.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin (net interest income divided by average interest-earning assets). For purposes of the tables and the following discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company's securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                               2000 First Quarter                      1999 Fourth Quarter
                                                        ---------------------------------       ---------------------------------
                                                          Average                 Yield/          Average                Yield/
                                                          Balance       Interest  Rate(1)         Balance     Interest   Rate (1)
                                                        -----------     --------  -------       -----------   --------   --------
Loans and leases (2):
  Residential real estate mortgages                      $1,462,814      $26,745   7.31%         $1,480,113    $26,400   7.13%
  Commercial real estate mortgages                        1,820,345       40,202   8.88           1,803,266     40,531    8.92
  Commercial loans and leases                             1,302,395       28,628   8.84           1,268,226     27,615    8.64
  Consumer loans and leases                               2,425,053       50,621   8.40           2,294,114     49,116    8.49
                                                        -----------     --------                 ----------   --------
     Total loans and leases                               7,010,607      146,196   8.38           6,845,719    143,662    8.34
Securities                                                5,619,683       94,510   6.73           5,862,306     96,417    6.57
Federal funds sold and other short term investments          66,454          898   5.43              73,230      1,103    5.39
                                                        -----------     --------                -----------   --------
 Total earning assets                                    12,696,744      241,604   7.63          12,781,255    241,182    7.51
                                                                        --------                              --------
Nonearning assets                                         1,020,030                               1,004,764
                                                        -----------                             -----------
   Total assets                                         $13,716,774                             $13,786,019
                                                        ===========                             ===========

Interest-bearing deposits:
  Regular savings                                        $1,233,945        6,311   2.06          $1,264,795      6,431    2.01
  NOW and money market accounts                           2,174,872       14,396   2.66           2,176,690     13,552    2.47
  Certificates of deposit                                 3,211,625       40,142   5.03           3,220,391     39,561    4.88
  Brokered deposits                                         131,563        2,013   6.15             143,328      2,062    5.71
                                                        -----------     --------                -----------   --------
    Total interest-bearing deposits                       6,752,005       62,862   3.74           6,805,204     61,606    3.59
Borrowed funds                                            4,678,559       67,873   5.83           4,676,190     64,610    5.48
                                                        -----------     --------                -----------   --------
     Total interest-bearing liabilities                  11,430,564      130,735   4.60          11,481,394    126,216    4.36
                                                                        --------                              --------
Non-interest bearing deposits                             1,298,604                               1,325,467
Other liabilities                                            81,734                                  60,579
Securities of subsidiary trust                               68,775                                  68,775
Shareholders' equity                                        837,097                                 849,804
                                                        -----------                             -----------
   Total liabilities and shareholder's equity           $13,716,774                             $13,786,019
                                                        ===========                             ===========
Net earning assets                                       $1,266,180                              $1,299,861
                                                        ===========                             ===========

Net interest income (fully-taxable equivalent)                           110,869                               114,966
Less: fully-taxable equivalent adjustments                                  (535)                                 (586)
                                                                        --------                              --------
   Net interest income                                                  $110,334                              $114,380
                                                                        ========                              ========
Net interest rate spread (fully-taxable equivalent)                               3.03%                                  3.15%
Net interest margin (fully-taxable equivalent)                                    3.49%                                  3.60%

----------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                               2000 First Quarter                      1999 Fourth Quarter
                                                        ---------------------------------       ---------------------------------
                                                          Average                 Yield/          Average                Yield/
                                                          Balance       Interest  Rate(1)         Balance     Interest   Rate (1)
                                                        -----------     --------  -------       -----------   --------   --------
Loans and leases (2):
  Residential real estate mortgages                      $1,653,642      $30,059  7.27%          $1,801,616    $32,589   7.24%
  Commercial real estate mortgages                        1,762,761       38,599   8.69           1,689,588     36,952    8.77
  Commercial loans and leases                             1,267,025       27,045   8.47           1,232,071     26,029    8.47
  Consumer loans and leases                               2,150,425       46,370   8.55           2,081,520     44,796    8.63
                                                        -----------     --------                -----------   --------
     Total loans and leases                               6,833,853      142,073   8.26           6,804,795    140,366    8.27
Securities                                                5,846,490       94,115   6.43           5,103,801     78,130    6.12
Federal funds sold and other short term investments          77,451        1,052   5.39             189,798      2,331    4.93
                                                        -----------     --------                -----------   --------
    Total earning assets                                 12,757,794      237,240   7.40          12,098,394    220,827    7.31
Nonearning assets                                           966,829     --------                    950,405   --------
                                                        -----------                             -----------
   Total assets                                         $13,724,623                             $13,048,799
                                                        ===========                             ===========

Interest-bearing deposits:
  Regular savings                                        $1,289,605        6,548   2.01          $1,268,159      6,428    2.03
  NOW and money market accounts                           2,141,901       13,175   2.44           2,078,200     12,464    2.41
  Certificates of deposit                                 3,298,215       40,186   4.83           3,391,976     41,725    4.93
  Brokered deposits                                         163,886        2,275   5.51             201,244      2,811    5.60
                                                        -----------     --------                -----------   --------
    Total interest-bearing deposits                       6,893,607       62,184   3.58           6,939,579     63,428    3.67
Borrowed funds                                            4,558,071       59,754   5.20           3,769,847     47,796    5.09
                                                        -----------     --------                -----------   --------
    Total interest-bearing liabilities                   11,451,678      121,938   4.22          10,709,426    111,224    4.17
                                                                        --------                              --------
Non-interest bearing deposits                             1,285,903                               1,284,420
Other liabilities                                            57,185                                  80,378
Securities of subsidiary trust                               68,775                                  69,987
Shareholders' equity                                        861,082                                 904,588
                                                        -----------                             -----------
   Total liabilities and shareholders' equity           $13,724,623                             $13,048,799
                                                        ===========                             ===========
Net earning assets                                       $1,306,116                              $1,388,968
                                                        ===========                             ===========

Net interest income (fully-taxable equivalent)                           115,302                               109,603
Less: fully-taxable equivalent adjustments                                  (499)                                 (477)
                                                                        --------                              --------
   Net interest income                                                  $114,803                              $109,126
                                                                        ========                              ========
Net interest rate spread (fully-taxable equivalent)                               3.18%                                  3.14%
Net interest margin (fully-taxable equivalent)                                    3.61%                                  3.62%

----------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

 TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                      1999 First Quarter
                                                     ------------------------------------
                                                                                  Yield/
                                                      Average Balance  Interest  Rate (1)
                                                     ----------------  -------   --------
Loans and leases (2):
  Residential real estate mortgages                      $2,556,325      $47,050  7.36%
  Commercial real estate mortgages                        1,653,097       36,880   9.05
  Commercial loans and leases                             1,139,847       25,784   9.17
  Consumer loans and leases                               2,127,014       45,073   8.59
                                                        -----------     --------
    Total loans and leases                                7,476,283      154,787   8.36
Securities                                                3,583,507       54,105   6.05
Federal funds sold and other short term investments         186,465        1,820   3.96
                                                        -----------     --------
    Total earning assets                                 11,246,255      210,712   7.55
                                                                        --------
Nonearning assets                                           912,961
                                                        -----------
   Total assets                                         $12,159,216
                                                        ===========

Interest-bearing deposits:
   Regular savings                                       $1,283,505        6,445   2.04
   NOW and money market accounts                          2,036,837       12,006   2.39
   Certificates of deposit                                3,449,865       43,893   5.16
   Brokered deposits                                        211,412        2,632   5.05
                                                        -----------     --------
     Total interest-bearing deposits                      6,981,619       64,976   3.77
Borrowed funds                                            2,923,476       37,334   5.18
                                                        -----------     --------
     Total interest-bearing liabilities                   9,905,095      102,310   4.19
                                                                        --------
Non-interest bearing deposits                             1,235,688
Other liabilities                                            46,166
Securities of subsidiary trust                               88,000
Shareholders' equity                                        884,267
                                                        -----------
Total liabilities and shareholders' equity              $12,159,216
                                                        ===========

Net earning assets                                       $1,341,160
                                                         ==========

Net interest income (fully-taxable equivalent)                           108,402
Less: fully-taxable equivalent adjustments                                  (464)
                                                                        --------
   Net interest income                                                  $107,938
                                                                        ========
Net interest rate spread (fully-taxable equivalent)                               3.36%
Net interest margin (fully-taxable equivalent)                                    3.86%

----------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

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



TABLE 3 -  RATE /VOLUME ANALYSIS
(Dollars in thousands)

                                                        Three Months Ended March 31, 2000 vs. 1999
                                                               Increase (decrease) due to
                                                       --------------------------------------------
                                                                                Rate &       Total
                                                         Volume      Rate      Volume (1)    Change
                                                       --------   ---------    ---------   --------
Interest income:
Loans and leases                                       ($ 9,679)   $    372    $    716    ($ 8,591)
Securities                                               30,629       6,059       3,717      40,405
Federal funds sold and other short term investments      (1,182)        682        (422)       (922)
                                                       --------    --------    --------    --------
Total interest income                                    19,768       7,113       4,011      30,892
                                                       --------    --------    --------    --------

Interest expense:
Interest-bearing deposits
   Regular savings                                         (251)         64          53        (134)
   NOW and money market accounts                            820       1,367         203       2,390
   Certificates of deposit                               (3,057)     (1,115)        421      (3,751)
   Brokered deposits                                     (1,003)        578        (194)       (619)
                                                       --------    --------    --------    --------
Total interest-bearing deposits                          (3,491)        894         483      (2,114)
Borrowed funds                                           22,604       4,725       3,210      30,539
                                                       --------    --------    --------    --------
Total interest expense                                   19,113       5,619       3,693      28,425

Net interest income (fully taxable equivalent)         $    655    $  1,494    $    318    $  2,467
                                                       ========    ========    ========    ========

--------------

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NONINTEREST INCOME

First quarter noninterest income of $35.5 million increased 21% from the first quarter of 1999. This increase was due to customer service income (up $3.7 million or 34%), investment advisory income (up $611 thousand or 62%) and bank owned life insurance income (up $2.0 million or 86%.) These increases were partially offset by a $1.2 million decline in mortgage banking income due primarily to lower levels of originations as a result of increased interest rates. Noninterest income for the quarter ended March 31, 2000 was 24.4% of total revenue compared to 21.4% for the quarter ended March 31, 1999.

Customer services income in the first quarter of 2000 increased 34% from the first quarter of 1999. The increase was primarily attributable to volume driven increases in checking account fees and ATM fees and the conversion of customers of SIS branches to the Company's deposit products.

Investment advisory income increased 62% from the first quarter of 1999 due to higher sales of retail investment products during the quarter. Trust income increased 7% over the first quarter of last year reflecting the continued growth in trust assets under management. Assets under management were $3.2 billion and $3.1 billion at March 31, 2000 and 1999, respectively.

Bank-owned life insurance ("BOLI") income was $4.3 million for the first quarter of 2000, compared to $2.3 million for the same period in 1999. The increase includes a $1.2 million death benefit receipt in February 2000 and higher average levels of BOLI in 2000. For the first quarter of 2000, the average cash surrender value of BOLI was $232 million compared to $173 million for the first quarter of 1999. BOLI covers certain employees of the Company's bank subsidiaries. Most of the Company's BOLI is invested in the "general account" of quality insurance companies. The majority of such companies were rated AA or better by Standard and Poors at March 31, 2000.

Mortgage banking services income of $3.0 million and $4.2 million provided 8% and 14% of non-interest income for the quarters ended March 31, 2000 and 1999, respectively. The 29% decrease from the same quarter of last year was due to a $3.2 million decrease in mortgage sales income resulting primarily from the discontinuance of the correspondent mortgage lending business in January 1999, which was partially offset by a $2.0 million increase in net servicing income. This improvement was due to a $1.4 million gain on the sale of mortgage servicing rights and a lower valuation adjustment on the mortgage servicing rights and interest rate floors that hedge them. The amount of loans serviced for others was $3.1 billion and $4.3 billion at March 31, 2000 and 1999, respectively. See "Special Charges" in Table 5 for a discussion of the costs to discontinue the correspondent mortgage lending business. See Table 4 for a summary of mortgage banking services income by quarter for 2000 and 1999.

Capitalized mortgage servicing rights amounted to $39.3 million at March 31, 2000, compared to $46.8 million at December 31,1999. The decrease was due largely to the sale of mortgage servicing rights totaling $6.2 million in the first quarter of 2000. See Table 4 for details. Because mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to capitalized mortgage servicing rights and effects on mortgage banking income, the Company has established a hedge program against a portion of its capitalized mortgage servicing rights to help protect its value and mortgage banking income. Notwithstanding the foregoing, there can be no assurance that significant declines in interest rates will not have a material impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in mitigating the effects of such a decline.

TABLE 4 - MORTGAGE BANKING SERVICES
(Dollars in thousands)


                                                                       At or for the Three Months Ended
                                                   -----------------------------------------------------------------------
                                                      3/31/00      12/31/99        9/30/99        6/30/99       3/31/99
                                                   -----------    -----------    -----------    -----------    -----------
RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS       $ 3,078,580    $ 3,621,848    $ 3,759,247    $ 3,913,525    $ 4,328,668

MORTGAGE BANKING SERVICES INCOME:
     Sales income:
     Residential mortgage sales income             $        72    ($      672)   $     1,252    $     2,799    $     3,313

     Lower of cost or market adjustment -
              loans held for sale                           30          1,028            731         (1,934)            --
                                                   -----------    -----------    -----------    -----------    -----------
              Total sales income                           102            356          1,983            865          3,313
                                                   -----------    -----------    -----------    -----------    -----------

     Servicing income:
     Residential mortgage servicing income, net          1,011          1,353          1,189          1,880          1,559

     Decrease in impairment reserve on mortgage
               servicing rights                          1,005            485          1,343          2,382            950

     Valuation adjustments - interest rate floor          (545)            78           (953)        (1,475)        (1,600)

     Gain (loss) on sale of capitalized mortgage
              servicing rights                           1,425           (207)           (66)         2,924            (17)
                                                   -----------    -----------    -----------    -----------    -----------
              Total servicing income                     2,896          1,709          1,513          5,711            892
                                                   -----------    -----------    -----------    -----------    -----------
     Total                                         $     2,998    $     2,065    $     3,496    $     6,576    $     4,205
                                                   ===========    ===========    ===========    ===========    ===========
MORTGAGE SERVICING RIGHTS:

     Balance at beginning of period                $    46,829    $    48,103    $    47,314    $    45,266    $    40,088

     Mortgage servicing rights capitalized
        and purchased                                      323          1,001          2,985          2,747          7,535

     Amortization charged against
        mortgage servicing fee income                   (2,655)        (2,760)        (2,697)        (2,736)        (2,828)

     Change in impairment reserve                        1,005            485          1,343          2,382            950

     Mortgage servicing rights sold                     (6,218)            --           (842)          (345)          (479)
                                                   -----------    -----------    -----------    -----------    -----------
     Balance at end of period                      $    39,284    $    46,829    $    48,103    $    47,314    $    45,266
                                                   ===========    ===========    ===========    ===========    ===========

NON-INTEREST EXPENSE

Excluding special charges, amortization of intangibles and distribution on securities of subsidiary trust, non-interest expense was $78.3 million and $72.8 million for the quarters ended March 31, 2000 and 1999, respectively, an increase of 7.5%. The efficiency ratio was 55.70% and 55.17% for the quarters ended March 31, 2000 and 1999, respectively, excluding special charges, distributions on securities of subsidiary trust and net securities gains.

Salaries and benefits expense of $43.2 million for the quarter ended March 31, 2000 increased $3.1 million or 7.6% from the same quarter of last year. The increase was due to normal salary increases as well as increased cost of benefits.

Data processing expense of $6.4 million for the quarter ended March 31, 2000 decreased $566 thousand or 8% from the same quarter a year ago, mostly due to Year 2000 costs incurred in 1999.

Occupancy expense of $7.8 million increased $815 thousand from the first quarter of 1999 due primarily to a $370 thousand increase in rent expense in the first quarter of 2000 and a $300 thousand gain on sale of property recorded in the first quarter of 1999.

Equipment expense increased $488 thousand from the first quarter of last year due to depreciation on new equipment. Advertising and marketing expense decreased $564 thousand from the first quarter of 1999 due to the timing of campaigns and efficiencies from the acquisition of SIS Bancorp, Inc. ("SIS") on January 1, 1999.

Amortization of goodwill and other intangibles was $3.0 million for the quarters ended March 31, 2000 and 1999.

Restructuring charges of $1.6 million pre-tax were incurred in the first quarter of 2000 related to the closing of 11 branches. Special charges of $33.2 million in the first quarter of 1999 included merger-related expenses of $25.9 million incurred in connection with the acquisition of SIS and $7.4 million related to the discontinuance of the Company's correspondent mortgage lending business. On an after-tax basis, special charges amounted to $1.1 million and $24.1 million for the three months ended March 31, 2000 and 1999, respectively.

The following table summarizes activity related to special charges recorded from December 31, 1999 through March 31, 2000.

TABLE 5 - SPECIAL CHARGES
(Dollars in Thousands)

BRANCH CLOSINGS

                                                                                   Non-Cash
                                                      Amount                      Reductions
                                        Balance     Included in        Cash       Applied to    Balance at
                                       12/31/99       Expense        Payments      Reserve       3/31/2000
                                      -----------   -----------     ----------    -----------   -----------
Severance and salary costs             $       --    $       68      $      --     $       --    $       68
Asset write-downs/lease termination            --         1,259             --             --         1,259
Other costs                                    --           256             --             --           256
                                      ------------  ------------    -----------  -------------  ------------
                                       $       --    $    1,583      $      --     $       --    $    1,583
                                      ============  ============    ===========  =============  ============


MERGER CHARGES(1)                                                                  Non-Cash
                                                      Amount                      Reductions
                                        Balance     Included in        Cash       Applied to    Balance at
                                       12/31/99       Expense        Payments      Reserve       3/31/2000
                                       ---------     ----------      --------     ----------    ----------
Asset write-downs / lease terminations $     766       $     --       $    281    $       --     $     485
Other costs                                  862             --            266            --           596
                                      ------------  ------------    -----------  -------------  ------------
                                       $   1,628       $     --       $    547     $      --     $   1,081
                                      ============  ============    ===========  =============  ============


(1) The acquisitions of SIS and CFX Corporation were consummated on January 1, 1999 and April 10, 1998, respectively.

Other non-interest expenses for the first quarter of 2000 increased $1.7 million from the first quarter of 1999. The following table summarizes the principal components of other non-interest expenses by quarter.

TABLE 6 - OTHER NON-INTEREST EXPENSES
(Dollars in thousands)

                                       2000        1999       1999       1999      1999
                                       First      Fourth      Third     Second     First
                                      Quarter    Quarter     Quarter    Quarter   Quarter
                                      -------    --------    -------    -------  --------
Miscellaneous loan costs               $2,037       $835      $2,149    $1,952    $1,934
Telephone                               2,296      2,375       2,888     2,566     2,561
Postage and freight                     1,965      1,813       1,737     1,771     2,103
Advertising and marketing               1,769      2,644       2,158     2,320     2,333
Office supplies                         1,472      1,467       1,546     1,805     1,471
Deposits and other assessments            711        840         862       727       668
Collection and carrying costs
    of non-performing assets              555         57         359       313       701
Other                                   4,753      3,965       3,316     4,714     2,112
                                      -------    -------     -------   -------   -------
Total                                 $15,558    $13,996     $15,015   $16,168   $13,883
                                      ========   =======     =======   =======   =======


TAXES

The effective tax rate, excluding the effect of special charges, was 33% for each of the quarters ended March 31, 2000 and 1999.

OTHER COMPREHENSIVE INCOME

FASB Statement No. 130 requires disclosure of "Other comprehensive income." Unlike net income, "other comprehensive income" includes the after-tax change in unrealized gains and losses on securities. As a result of an increase in interest rates during the first quarter of 2000, the unrealized loss on the Company's securities portfolio increased $14.3 million, net of taxes and gains and losses realized on sales of securities. At March 31, 2000, the net unrealized loss of $183.7 million, before related tax effect, represented 3.5% of securities available for sale. The Company attempts to balance the interest rate risk of its assets with its liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of its liabilities, which tends to improve in rising interest rate environments, is not included in "other comprehensive income."


FINANCIAL CONDITION

LOANS AND LEASES

Total loans and leases (including loans held for sale) averaged $7.0 billion during the first quarter of 2000, a decrease of $466 million or 6.3% from the first quarter of 1999. The decrease was primarily in residential real estate mortgages. Loans as a percent of average earning assets were 55% at March 31, 2000 compared to 66% at March 31, 1999.

Average residential real estate loans (which includes mortgage loans held for sale) of $1.5 billion during the first quarter of 2000 declined $1.1 billion from the first quarter of last year. The decline was primarily attributable to the $633 million securitization of single-family residential real estate loans into a REMIC in April, 1999 which is classified as securities held to maturity, as well as to decreased originations resulting from the discontinuance of the Company's correspondent mortgage business. Mortgage loans held for sale amounted to $15 million and $297 million at March 31, 2000 and 1999, respectively, and $67 million at December 31, 1999. The decline in loans held for sale was due primarily to the discontinuance of the correspondent mortgage business in the first quarter of 1999 and the retention of a portion of residential real estate loan originations in portfolio.


Average commercial real estate loans of $1.8 billion increased 10% from the first quarter of last year. The average yield on commercial real estate loans during the first quarter of 2000 was 8.88%, as compared to 9.05% in the first quarter of 1999.

Commercial loans and leases averaged $1.3 billion during the first quarter of 2000, an increase of 14% over the first quarter of 1999. The yield on commercial loans and leases decreased to 8.84% in the first quarter of 2000 from 9.17% in the first quarter of 1999.

Average consumer loans and leases of $2.4 billion during the first quarter of 2000 increased 14% from the first quarter of 1999. The increase was primarily in indirect automobile, student and home equity loans. The average yield on consumer loans and leases declined from 8.59% in the first quarter of 1999 to 8.40% in the first quarter of 2000.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $5.6 billion during the first quarter of 2000, as compared to $3.6 billion in the first quarter of 1999, and consisted primarily of mortgage-backed securities, most of which are seasoned 15 year federal agency securities and U.S. Treasury securities. Other securities consisted of collateralized mortgage obligations, asset-backed securities and securitized residential real estate loans held in a REMIC. With the exception of such securitized loans, which are classified as held to maturity and carried at cost, all of the Company's securities are classified as available for sale and carried at market value. The majority of securities available for sale are rated AAA or equivalently rated. A significant portion of the increase in securities was to replace the decline in residential real estate loans. The average yield on securities was 6.73% and 6.05% for the quarters ended March 31, 2000 and 1999, respectively. The increased yield was due in part to the addition of the REMIC securities which had a weighted average yield of 7.60%. Securities available for sale are carried at fair value and had an after-tax unrealized loss of $119.4 million and $105.1 million at March 31, 2000 and December 31, 1999, respectively. The unrealized loss was 3.5% of total securities available for sale at March 31, 2000.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $55.3 million at March 31, 2000, or 0.40% of total assets, compared to $60.1 million at March 31, 1999. The decline was attributable to declines in nonperforming residential and commercial real estate loans as well as consumer loans. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 20% of the total loan portfolio at March 31, 2000, as compared with 21% at December 31, 1999. The Company's residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At March 31, 2000, 0.62% of the Company's residential loans were nonperforming, as compared with 0.78% at December 31, 1999 and .48% at March 31, 1999.

The Company's commercial real estate loan portfolio accounted for 25% of the total loan portfolio at March 31, 2000 compared to 26% at December 31, 1999. At March 31, 2000, 0.71% of the Company's commercial real estate loans were nonperforming, as compared with 0.82% at December 31, 1999 and 1.08% at March 31, 1999.

The Company's commercial business loan and lease portfolio accounted for 19% of the total loan portfolio at March 31, 2000 and December 31, 1999. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts and, to a lesser extent, Connecticut. The Company's commercial business loans and leases are generally to small and medium size businesses located within its geographic market area. At March 31, 2000, 1.29% of the Company's commercial business loans and leases were non-performing, as compared with 1.16% at December 31, 1999 and 1.06% at March 31, 1999.

The Company's consumer loan and lease portfolio accounted for 35% of the total loan portfolio at March 31, 2000 and 34% at December 31, 1999. The Company has a diversified consumer loan and lease portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans. At March 31, 2000, 0.17% of the Company's consumer loans and leases were nonperforming, as compared with 0.22% at December 31, 1999 and .36% at March 31, 1999.

At March 31, 2000, the Company had $6.7 million of accruing loans which were 90 days or more delinquent, as compared to $10.5 million of such loans at December 31, 1999. The decrease was primarily attributable to a decrease in residential real estate loans over 90 days delinquent, which the Company believes are well secured and in the process of collection.

TABLE 7 - NONPERFORMING ASSETS
(Dollars in thousands)

                                                                3/31/00   12/31/99    9/30/99   6/30/99    3/31/99
                                                                -------    -------    -------    ------    --------
Residential real estate loans:
Nonaccrual loans                                                $ 9,047    $11,046    $10,855    $11,643    $10,124
                                                                -------    -------    -------    -------    -------
Commercial real estate loans:
Nonaccrual loans                                                 12,110     13,699     13,211     14,494     16,657
Troubled debt restructurings                                        961      1,002      1,282      1,391      1,110
                                                                -------    -------    -------    -------    -------
    Total                                                        13,071     14,701     14,493     15,885     17,767
                                                                -------    -------    -------    -------    -------
Commercial business loans and leases:
Nonaccrual loans                                                 17,874     14,944     17,712     18,600     12,694
Troubled debt restructurings                                         39         82         83         80         40
                                                                -------    -------    -------    -------    -------
   Total                                                         17,913     15,026     17,795     18,680     12,734
                                                                -------    -------    -------    -------    -------
Consumer loans and leases:
Nonaccrual loans                                                  4,151      5,115      5,639      5,531      7,566
                                                                -------    -------    -------    -------    -------
Total nonperforming loans:
Nonaccrual loans                                                 43,182     44,804     47,417     50,268     47,041
Troubled debt restructurings                                      1,000      1,084      1,365      1,471      1,150
                                                                -------    -------    -------    -------    -------
   Total                                                         44,182     45,888     48,782     51,739     48,191
                                                                -------    -------    -------    -------    -------
Other nonperforming assets:
Other real estate owned, net of related reserves                  8,393      7,642      7,764      7,170      7,468
Repossessions, net of related reserves                            2,712      2,826      2,773      3,411      4,446
                                                                -------    -------    -------    -------    -------
Total other nonperforming assets                                 11,105     10,468     10,537     10,581     11,914
                                                                -------    -------    -------    -------    -------

Total nonperforming assets                                      $55,287    $56,356    $59,319    $62,320    $60,105
                                                                =======    =======    =======    =======    =======
Accruing loans which are 90 days overdue                        $ 6,674    $10,484    $13,764    $17,990    $24,967
                                                                =======    =======    =======    =======    =======

Total nonperforming loans as a percentage of total loans           0.62%      0.67%      0.73%      0.78%      0.68%
Total nonperforming assets as a percentage of total assets         0.40%      0.40%      0.43%      0.46%      0.48%
Total nonperforming assets as a percentage of total loans
   and leases (1) and total other nonperforming assets             0.77%      0.82%      0.89%      0.94%      0.85%

--------------
(1) Total loans and leases are exclusive of loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $2.8 million for loan and lease losses in the first quarter of 2000, compared to $3.6 million in the first quarter of 1999. As shown in Table 8, net charge-offs for the first quarter of 2000 were $3.5 million, or
 .20% of average loans outstanding, compared to $3.6 million, or .19% of average loans outstanding, for the first quarter of 1999. With the exception of the fourth quarter of 1999, net quarterly charge-offs have remained relatively flat since the first quarter of 1999. The provisions for loan and lease losses during the first quarter of 2000 and the fourth quarter of 1999 were less than the net charge-offs during these periods because of management's overall evaluation of the adequacy of the total allowance for loan and lease losses, as discussed below.

At March 31, 2000, the allowance for loan and lease losses amounted to $107.2 million or 1.50% of total portfolio loans and leases, as compared to $110.6 million or 1.56% at March 31, 1999. The ratio of the allowance for loan and lease losses to nonperforming loans was 243% at March 31, 2000 and 229% at March 31, 1999. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

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

TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                                2000 First    1999 Fourth    1999 Third     1999 Second     1999 First
                                                  Quarter       Quarter        Quarter        Quarter         Quarter
                                                ----------    -----------    -----------    -----------     -----------
Average loans and leases outstanding
   during the period (1)                       $ 7,010,607    $ 6,845,718    $ 6,833,853    $ 6,804,795     $ 7,476,283
                                               ===========    ===========    ===========    ===========     ===========

Allowance at beginning of period               $   107,871    $   110,788    $   110,639    $   110,573     $   110,561

Charge-offs:
Real estate mortgages                                  887          2,175            790          1,982             530
Commercial business loans and leases                   708          1,627          1,043            346           1,137
Consumer loans and leases                            3,854          3,565          3,260          3,904           3,550

                                               -----------    -----------    -----------    -----------     -----------
  Total loans charged off                            5,449          7,367          5,093          6,232           5,217
                                               -----------    -----------    -----------    -----------     -----------

Recoveries:
Real estate mortgages                                  864             62            452          1,402             550
Commercial business loans and leases                   533            487            694            688             627
Consumer loans and leases                              580            496            531            643             487

                                               -----------    -----------    -----------    -----------     -----------
  Total loans recovered                              1,977          1,045          1,677          2,733           1,664
                                               -----------    -----------    -----------    -----------     -----------
Net charge-offs                                      3,472          6,322          3,416          3,499           3,553

Additions charged to operating expenses              2,815          3,405          3,565          3,565           3,565
                                               -----------    -----------    -----------    -----------     -----------
Allowance at end of period                     $   107,214    $   107,871    $   110,788    $   110,639     $   110,573
                                               ===========    ===========    ===========    ===========     ===========

Ratio of net charge-offs to average loans
   and leases outstanding during the period,
    annualized                                        0.20%          0.37%          0.20%          0.21%           0.19%
Ratio of allowance to total loans and leases
   at end of period (2)                               1.50%          1.58%          1.66%          1.67%           1.56%
Ratio of allowance to nonperforming loans
   at end of period                                    243%           235%           227%           214%            229%
Ratio of net charge-offs (recoveries) as a
   percent of average outstanding loans,
    annualized (1):
             Real estate mortgages                   0.003%         0.255%         0.039%         0.067%         (0.002%)
             Commercial business loans and
               leases                                0.054%         0.357%         0.109%        (0.111%)         0.181%
             Consumer loans and leases               0.543%         0.960%         0.503%         0.628%          0.584%

----------------------------------
(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Total loans and leases are exclusive of loans held for sale.

DEPOSITS

Average deposits of $8.1 billion during the first quarter of 2000 decreased $167 million from the first quarter of 1999. Excluding brokered deposits, average total deposits decreased $87 million compared to the first quarter of 1999. The ratio of portfolio loans to retail deposits was 88% and 86% at March 31, 2000 and December 31, 1999, respectively.

Average non-interest bearing deposit accounts of $1.3 billion during the first quarter of 2000 increased $62.9 million or 5% from the first quarter of 1999. The increase in these non-interest bearing deposits is consistent with the Company's marketing of these lower-cost accounts.

Average interest-bearing deposit accounts, excluding brokered deposits, of $6.6 billion during the first quarter of 2000 decreased $150 million from the first quarter of 1999 primarily due to declines in certificates of deposit. The average rates paid on all deposit types decreased from 3.77% in the first quarter of 1999 to 3.74% in the first quarter of 2000.

OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Boston ("FHLB"). Average borrowed funds for the first quarter of 2000 were $4.7 billion, an increase of $1.8 billion from the first quarter of 1999. The increase in borrowings was utilized to fund asset growth.

Average FHLB borrowings for the first quarter of 2000 were $3.6 billion, which increased $1.3 billion or 54% from the first quarter of 1999 in order to fund the growth in earning assets. FHLB collateral consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At March 31, 2000, the Company's FHLB borrowings amounted to $3.6 billion and its additional borrowing capacity from the FHLB was $809 million.

Average balances for securities sold under repurchase agreements were $1.0 billion and $574 million for the quarters ended March 31, 2000 and 1999, respectively, an increase of $448 million. These borrowings, with a cost of 5.30% for the quarter ended March 31, 2000, are secured by mortgage-backed securities and U.S. Government obligations.

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

The Company quantifies and measures interest-rate exposures using a model to dynamically simulate net interest income under various interest rate scenarios over 12 months. Simulated scenarios include deliberately extreme interest rate "shocks" and more gradual interest rate "ramps." Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, the growth or shrinkage of product balances and the behavior of the Company's deposit and loan customers. The most material assumption relates to the prepayment of mortgage assets (including mortgage loans, mortgage-backed securities and mortgage servicing rights). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. Complicating management's efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of the Company's assets and liabilities.

To cope with these uncertainties, management gives careful attention to its assumptions. For example, many of the Company's interest-bearing deposit products (e.g. interest checking, savings and money market deposits) have no contractual maturity and based on historical experience have only a limited sensitivity to movements in market rates. Because management believes it has some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions regarding rate changes are built into the model. In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans.

The Company manages the interest-rate risk inherent in its core banking operations primarily using on-balance sheet instruments that sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed fund maturities. When appropriate, the Company will utilize off-balance sheet interest rate instruments such as interest-rate swaps, forward-rate agreements, options, options on swaps and exchange traded futures and options.

The Company's policy on interest-rate risk simulation specifies that if interest rates were to immediately shift up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10%. The Company was in compliance with this limit at March 31, 2000. The Company also monitors gradual changes in market interest rates which it believes better represents its exposure to net interest income. The following table reflects the estimated percentage exposure of the Company's net interest income for the 12 months following the date indicated assuming a gradual shift in market interest rates of 100 and 200 basis points, respectively.


                   200 Basis Point   100 Basis Point   100 Basis Point      200 Basis Point
                    Rate Decrease     Rate Decrease     Rate Increase        Rate Increase
                   ----------------  ---------------   ----------------    -----------------

March 31, 2000          1.26%           1.84%            (2.30%)              (3.11%)
                       ======           ====             ======               ======
March 31, 1999         (2.37%)          0.37%            (0.98%)              (2.42%)
                       ======           ====             ======               ======




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

The Company uses interest rate floors, U.S. Treasury debt instruments and principal only strips to mitigate the prepayment risk associated with mortgage servicing rights (see "Non-Interest Income" for further details). At March 31, 2000, the Company had $200 million notional amount in interest rate floors, $20 million in U.S. Treasury bonds and $20 million in principal only strips. The U.S. Treasury Bonds, noted in the carrying value of mortgage servicing rights table below, were sold in April 2000 as the amount of the hedge was decreased. For mortgage servicing rights, the adverse impact of current movements in interest rates on expected future cash flows must be recognized immediately through an adjustment to their carrying value. If interest rates decline, estimated future fee income from mortgage servicing rights is reduced because of an expected increase in mortgage prepayments.

The following table sets forth the net exposure at March 31, 2000 of the economic value of mortgage servicing rights and identified hedging instruments, assuming an immediate shift by the indicated amount in market interest rates.



                             200 Basis Point  100 Basis Point  100 Basis Point  200 Basis Point
                              Rate Decrease    Rate Decrease    Rate Increase    Rate Increase
                             ---------------  ---------------  ---------------  ----------------
                                                (Dollars in thousands)
   Mortgage servicing rights   ($18,585)         ($8,000)          $5,900          $10,620
   Interest rate floors           5,800            1,600             (400)            (600)
   U.S. Treasury bonds            6,055            2,647           (2,145)          (3,979)
   Principal only strips          5,049            2,000           (1,600)          (1,989)
                               --------          -------           ------           ------
   Net exposure                 ($1,681)         ($1,753)          $1,755           $4,052
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

The most significant factors affecting market risk exposure of net interest income in the past 12 months has been (i) the increase in interest rates, (ii) changes in the yield curve for U.S. Government securities, (iii) changes in the composition of mortgage assets (iv) increases in adjustable rate borrowings with embedded interest rate caps and (v) the increase and diversification of assets and off-balance sheet interest-rate instruments used to hedge mortgage servicing rights.

The Company's earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.


LIQUIDITY

Parent Company

On a parent-only basis, the Company does not have substantial commitments or debt service requirements. At March 31, 2000, such commitments consisted primarily of junior subordinated debentures issued to a subsidiary, Peoples Heritage Capital Trust I, in connection with that subsidiary's issuance of 9.06% Capital Securities due 2027. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations. Other potential sources include public and private borrowings.

Banking Subsidiaries

For banking subsidiaries of the Company, liquidity represents the ability to fund asset growth and accommodate deposits withdrawals. Liquidity risk is the danger that the banks cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional retail deposits, the banks have various other liquidity sources including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits

The Company continually monitors and forecasts its liquidity position. There are several interdependent methods including daily review of fed funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

As of March 31, 2000 the banks had $1.3 billion of "immediately accessible liquidity" defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 15% of deposits or 9% of assets. The Company's current policy minimum is 10% of deposits.

Also as of March 31, 2000 the banks had "potentially volatile funds" of $894 million. These are funds that might flow out of the banks over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of March 31, 2000 the ratio of "immediately accessible liquidity" to "potentially volatile funds" was 144%, versus a policy minimum of 100%.

In addition to the liquidity sources discussed above, management believes that its consumer loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sale or securitization. The banks also have significant untapped access to the national brokered deposit market. Both of these sources are contemplated as secondary liquidity in the Company's contingent funding plan. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.


CAPITAL

At March 31, 2000, shareholders' equity amounted to $853.3 million. In addition, through a subsidiary trust, the Company had outstanding $68.8 million of Capital Securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.125 per share dividend on its common stock during the first quarter of 2000. In July 1999, the Company authorized a 4,000,000 share repurchase program. As of March 31, 2000, the Company completed this repurchase program at a total cost of $66.1 million, having repurchased 912,500 shares for $12.3 million, or an average price of $13.53 per share, in the first quarter of 2000.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.



    TABLE 9 - REGULATORY CAPITAL REQUIREMENTS
    (Dollars in thousands)

                                                                                For Capital Adequacy
                                                              Actual                    Purposes              Excess
                                                      ---------------------       -----------------      ------------------
                                                       Amount       Ratio         Amount     Ratio       Amount       Ratio
                                                      ----------    -------       -------     -----      ---------    -----

    As of March 31, 2000:

    Total capital (to risk weighted assets)           $1,031,438     12.23%       337.304     8.00%      $ 694,134     4.23%
    Tier 1 capital (to risk weighted assets)             926,031     10.98%       337,304     4.00%        588,727     6.98%
    Tier 1 leverage capital ratio (to average assets)    926,031      6.75%       546,525     4.00%        379,506     2.75%

    As of December 31, 1999:

    Total capital (to risk weighted assets)            1,015,125     12.38%       656,097     8.00%        359,028     4.38%
    Tier 1 capital (to risk weighted assets)             912,544     11.13%       328,048     4.00%        584,496     7.13%
    Tier 1 leverage capital  (to average assets)         912,544      6.60%       552,173     4.00%        360,371     2.60%



Net risk weighted assets were $8.4 billion and $8.2 billion at March 31, 2000 and December 31, 1999, respectively.

The Company's banking subsidiaries are also subject to federal, and in certain cases state, regulatory capital requirements. At March 31, 2000, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable state capital requirements.

IMPACT OF THE YEAR 2000

The Company has not experienced any significant disruptions to its financial or operating activities caused by a failure of its computerized systems resulting from Year 2000 issues. Year 2000 expenses incurred in 1999 were funded out of the Company's operating cash flow.

COMPLETED ACQUISITION

On May 10, 2000, the Company completed the acquisition of Banknorth Group, Inc., which was effected by means of the merger of Banknorth Group, Inc. with and into the Company. The Company changed its name to "Banknorth Group, Inc." as a result of the merger. As a result of the merger and the change in the name of the Company, the Company's symbol on the Nasdaq stock market is now BKNG. Upon consummation of the merger, each share of Banknorth common stock outstanding was automatically converted into the right to receive 1.825 shares of Company common stock including each attached right issued pursuant to an Amended and Restated Rights Agreement, dated as of September 12, 1989 and amended and restated as of July 27, 1999, with cash in lieu of fractional share interests. The financial statements included herein reflect the historical financial statements of the Company prior to the acquisition.


IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement currently is scheduled to be effective for the Company for years beginning January 1, 2001, and is not expected to have a significant impact on the Company's financial condition or results of operations.


FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue" or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

           (a)    A special meeting of shareholders was held on March 7, 2000.

           (b)    Not applicable.

           (c) The item voted on at the meeting was the adoption of the agreement and plan of merger, dated June 1, 1999, between the Peoples Heritage Financial Group, Inc. and Banknorth Group, Inc., as amended, which provided, among other things, for (i) the merger of Banknorth with and into Peoples Heritage Financial Group, Inc. under the name "Banknorth Group, Inc." and (ii) the conversion of each share of Banknorth common stock outstanding into the right to receive 1.825 shares of Peoples Heritage Financial Group, Inc., plus cash in lieu of fractional share interests. The result was as follows:

         FOR            AGAINST          ABSTAIN         BROKER NON-VOTES
         ---            -------          -------         ----------------
     69,053,408         1,684,317        632,543           1,354,539

ITEM 5.  OTHER INFORMATION.

         The Company recently entered into revised severance agreements with William J. Ryan, Peter J. Verrill, R. Scott Bacon, David J. Ott and other executive officers of the Company. Pursuant to these agreements, each of these officers would receive specified benefits in the event that his employment was terminated by the Company other than for cause, disability, retirement or death following a "change in control" of the Company, as defined, or the officer terminated his employment under such circumstances for "good reason," as defined. The benefits payable under such circumstances to each officer include a lump sum payment equal to three times (in the case of the above-named executive officers) and three or two times (in the case of other executive officers) the sum of (i) the officer's annual salary at the rate in effect at the specified time and (ii) the greatest of the bonuses paid to such officer or accrued on his behalf in either the year in which the change in control occurred or the immediately preceding year. The agreements also generally provide each officer with an additional three years (in the case of the above-named executive officers) and three or two years (in the case of other executive officers) of benefits under the Company's various employee benefit plans under such circumstances, as well as accelerated vesting of an officer's rights under any equity or long-term incentive plan of the Company. The agreements also provide that in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code, and payments will cause the executive officer to incur an excise tax under the Internal Revenue Code, the Company shall pay the executive officer an amount such that after payment of all federal, state and local income tax and any additional excise tax, the executive officer will be fully reimbursed for the amount of such excise tax. Excess parachute payments generally are payments in excess of three times the recipient's average annual compensation from the employer includable in the recipient's gross income during the most recent five taxable years ending before the date of a change in control of the employer ("base amount"). Recipients of excess parachute payments are subject to a 20% federal excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes.

         The form of the severance agreement between the Company and the above-named executive officers is included as an exhibit to this report.


Item 6.    Exhibits and reports on Form 8-K.

           (a) Exhibit 10 - Form of severance agreement between the Company and each of William J. Ryan, Peter J. Verrill, R. Scott Bacon and David J. Ott.

                  Exhibit 27 - Financial Data Schedule.

           (b)    The Company filed a Current Report on Form 8-K on January 19,
                  2000.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   BANKNORTH GROUP, INC.



Date:    May 15, 2000                   By:      /s/ William J. Ryan
                                                 -------------------------------
                                                 William J. Ryan
                                                 Chairman, President and
                                                 Chief Executive Officer



Date:    May 15, 2000                   By:      /s/ Peter J. Verrill
                                                 -------------------------------
                                                 Peter J. Verrill
                                                 Executive Vice President,
                                                 Operating Officer and
                                                 Chief Financial Officer




Date:    May 15, 2000                   By:      /s/ Stephen J. Boyle
                                                 -------------------------------
                                                 Stephen J. Boyle
                                                 Executive Vice President and
                                                 Controller
                                                 (principal accounting officer)