Form 10-Q
period 2000-06-30
BANKNORTH GROUP INC/ME
filed 2000-08-14
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16947

     BANKNORTH GROUP, INC. (formerly Peoples Heritage Financial Group, Inc.)
             (Exact name of Registrant as specified in its charter)

            Maine                                     01-0437984
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


 One Portland Square, Portland, Maine                  04112
 (Address of principal executive offices)            (Zip Code)

                                 (207) 761-8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]    No [ ]

The number of shares outstanding of the Registrant's common stock and related stock purchase rights as of August 1, 2000 is:


Common stock, par value $.01 per share                       144,583,456
--------------------------------------                       -----------
              (Class)                                       (Outstanding)

                                      INDEX

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION                                           PAGE

            Item 1.  Financial Statements (unaudited)

                     Consolidated Balance Sheets
                     June 30, 2000 and December 31, 1999                      3

                     Consolidated Statements of Income -
                     Three months and six months ended
                     June 30, 2000 and 1999                                   4

                     Consolidated Statements of Changes in Shareholders'
                     Equity - Six months ended June 30, 2000 and 1999         5

                     Consolidated Statements of Cash Flows -
                     Six months ended June 30, 2000 and 1999                  6

                     Notes to Consolidated Financial Statements               7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      9

            Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                             30

PART II.    OTHER INFORMATION

            Item 1.  Legal proceedings                                       30

            Item 2.  Changes in securities and use of proceeds               30

            Item 3.  Defaults upon senior securities                         30

            Item 4.  Submission of matters to a vote of security holders     30

            Item 5   Other information                                       30

            Item 6   Exhibits and reports on Form 8-K                        30

            Signatures                                                       31

  BANKNORTH GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  (In thousands, except share data)

                                                               June 30, 2000   December 31,1999
                                                               -------------   ----------------
                                                                (Unaudited)
  Assets
  Cash and due from banks                                       $   550,311    $   546,816
  Federal funds sold and other short term investments                68,305        229,579
  Securities available for sale, at market value                  5,913,854      6,316,031
  Securities held to maturity (fair value of $495,295 and
     $535,605 at June 30, 2000 and December 31, 1999,
     respectively)                                                  498,557        557,151
  Loans held for sale                                                16,541         82,318
  Loans and leases:
     Residential real estate mortgages                            2,304,088      2,270,417
     Commercial real estate mortgages                             2,899,759      2,696,317
     Commercial business loans and leases                         2,170,661      1,924,201
     Consumer loans and leases                                    3,149,679      2,963,721
                                                                -----------    -----------
                                                                 10,524,187      9,854,656
     Less:  Allowance for loan and lease losses                     156,464        155,048
                                                                -----------    -----------
                Net loans and leases                             10,367,723      9,699,608
                                                                -----------    -----------
  Premises and equipment                                            188,430        192,540
  Goodwill and other intangibles                                    173,980        184,381
  Mortgage servicing rights                                          44,135         52,724
  Bank-owned life insurance                                         299,619        288,783
  Other assets                                                      372,171        358,333
                                                                ===========    ===========
                                                                $18,493,626    $18,508,264
                                                                ===========    ===========
  Liabilities and Shareholders' Equity
  Deposits:
     Regular savings                                            $ 1,486,619    $ 1,567,776
     Money market and NOW accounts                                3,838,762      3,698,934
     Certificates of deposit                                      4,502,653      4,448,229
     Brokered deposits                                              114,226        173,798
     Demand deposits                                              2,002,284      1,821,764
                                                                -----------    -----------
          Total deposits                                         11,944,544     11,710,501
                                                                -----------    -----------
  Federal funds purchased and securities sold under
    repurchase agreements                                           994,139      1,302,821
  Borrowings from the Federal Home Loan Bank of Boston            3,961,353      3,997,819
  Other borrowings                                                  135,878         66,838
  Other liabilities                                                 138,850        139,236
                                                                -----------    -----------
          Total liabilities                                      17,174,764     17,217,215
                                                                -----------    -----------
  Company obligated, mandatory redeemable securities of
    subsidiary trusts holding solely parent junior
    subordinated debentures                                          98,775         98,775
  Shareholders' Equity:
  Preferred stock (par value $0.01 per share, 5,000,000
    shares authorized, none issued)                                         -            -
  Common stock (par value $0.01 per share, 400,000,000
    and 200,000,000 shares authorized, 149,509,060
    and 149,623,204 shares issued)                                    1,495          1,496
  Paid-in capital                                                   615,470        617,523
  Retained earnings                                                 817,993        787,238
  Unearned compensation                                              (1,522)        (2,751)
  Accumulated other comprehensive income (loss)                    (124,606)      (125,394)
  Treasury stock, at cost (5,053,143 shares and
    4,649,306 shares)                                               (88,743)       (85,838)
                                                                -----------    -----------
  Total shareholders' equity                                      1,220,087      1,192,274
                                                                -----------    -----------
                                                                $18,493,626    $18,508,264
                                                                ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data) (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                  ----------------------------       -----------------------------
                                                     2000             1999              2000              1999
                                                  -----------       ----------       -----------       -----------
  Interest and dividend income:
     Interest on loans and leases                $   220,383      $   200,825       $   430,964       $   415,718
     Interest and dividends on securities            110,671           97,973           225,483           171,186
                                                 -----------      -----------       -----------       -----------
        Total interest and dividend income           331,054          298,798           656,447           586,904
  Interest expense:
     Interest on deposits                            101,122           93,262           195,859           188,651
     Interest on borrowed funds                       76,767           52,208           152,250            93,885
                                                 -----------      -----------       -----------       -----------
        Total interest expense                       177,889          145,470           348,109           282,536
        Net interest income                          153,165          153,328           308,338           304,368
  Provision for loan and lease losses                  5,849            5,840            10,917            11,405
                                                 -----------      -----------       -----------       -----------
        Net interest income after provision
                for loan and lease losses            147,316          147,488           297,421           292,963

  Noninterest income:
     Customer services                                20,445           16,811            39,081            31,440
     Mortgage banking services                         4,984            7,866             8,641            13,395
     Insurance commissions                             4,694            4,314             9,973             9,596
     Trust services                                    8,767            8,692            17,427            16,992
     Investment advisory services                      1,618            1,695             3,436             2,706
     Bank-owned life insurance income                  4,165            4,950             9,265             7,797
     Merchant and card product income, net             4,215            3,251             7,539             5,539
     Net securities gains                                 38              403                25               646
     Losses on securities restructuring              (15,895)               -           (15,895)                -
     Other noninterest income                          7,856            2,761            11,563             5,993
                                                 -----------      -----------       -----------       -----------
                                                      40,887           50,743            91,055            94,104
  Noninterest expenses:
     Salaries and employee benefits                   57,425           56,514           117,286           113,459
     Data processing                                   9,269            9,965            18,036            20,057
     Occupancy                                         9,928            9,904            21,032            19,892
     Equipment                                         7,791            7,636            15,566            14,519
     Distributions on securities of
       subsidiary trusts                               2,347            2,374             4,694             5,149
     Amortization of goodwill and other
       intangibles                                     5,200            5,167            10,401            10,299
     Special charges                                  37,271               60            42,608            31,891
     Other noninterest expenses                       25,770           26,077            50,725            48,372
                                                 -----------      -----------       -----------       -----------
                                                     155,001          117,697           280,348           263,638
  Income before income tax expense                    33,202           80,534           108,128           123,429
  Applicable income tax expense                       14,323           25,633            39,349            41,580
                                                 -----------      -----------       -----------       -----------
        Net income                               $    18,879      $    54,901       $    68,779       $    81,849
                                                 ===========      ===========       ===========       ===========
  Weighted average shares outstanding:
        Basic                                    144,280,007      146,623,912       144,363,290       146,352,209
        Diluted                                  145,167,475      148,312,018       145,211,641       148,194,179
  Earnings per share:
        Basic                                          $0.13            $0.37             $0.48             $0.56
        Diluted                                         0.13             0.37              0.47              0.55


See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                                                              Accumulated
                                                                                   Unearned      Other
                                                   Par      Paid-in    Retained     Compen-  Comprehensive   Treasury
                                                  Value     Capital    Earnings     sation    Income (Loss)   Stock        Total
                                                  -----     -------    --------     ------    -------------   -----        -----
Balances at December 31, 1999                    $1,496    $617,523    $787,238    ($2,751)     ($125,394)   ($85,838)   $1,192,274
Net income                                            -           -      68,779          -              -           -        68,779
Unrealized gain on securities, net of
   reclassification adjustment                        -           -           -          -            788           -           788
                                                                                                                         ----------
        Comprehensive income                                                                                                 69,567
                                                                                                                         ----------
Common stock issued for employee benefit
   plans                                              -           -      (3,397)         -              -       7,231         3,834
Cancellation of treasury shares at
   acquisition                                       (1)     (2,206)          -          -              -       2,207             -
Treasury stock purchased                              -           -           -          -              -     (12,343)      (12,343)
Decrease in unearned compensation                     -         472           -        237              -           -           709
Issuance of restricted stock                          -          71           -          -              -           -            71
Amortization of restricted stock awards               -        (390)          -        992              -           -           602
Cash dividends                                        -           -     (34,627)         -              -           -       (34,627)
                                                 ------    --------    --------    -------      ---------    --------    ----------
Balances at June 30, 2000                        $1,495    $615,470    $817,993    ($1,522)     ($124,606)   ($88,743)   $1,220,087
                                                 ======    ========    ========    =======      =========    ========    ==========
Balances at December 31, 1998                    $1,496    $618,624    $669,357    ($3,756)        $1,858    ($65,189)   $1,222,390
Net income                                            -           -      81,849          -              -          -         81,849
Unrealized losses on securities, net of
   reclassification adjustment                        -           -           -          -        (57,888)         -        (57,888)
                                                                                                                         ----------
        Comprehensive income                                                                                                 23,961
                                                                                                                         ----------
Common stock issued for employee benefit plans        -           -      (6,770)         -              -     18,347         11,577
Decrease in unearned compensation                     -         244           -        311              -          -            555
Issuance of restricted stock                          -         134         (61)         -              -        220            293
Amortization of restricted stock awards               -        (276)          -        402              -          -            126
Premium on repurchase of trust preferred
   securities                                         -      (1,801)          -          -              -          -         (1,801)
Payment of fractional shares                          -          (2)          -          -              -          -             (2)
Cash dividends                                        -           -     (32,407)         -              -          -        (32,407)
                                                 ------    --------    --------    -------      ---------   --------     ----------
Balances at June 30, 1999                        $1,496    $616,923    $711,968    ($3,043)      ($56,030)  ($46,622     $1,224,692
                                                 ======    ========    ========    =======      =========   ========     ==========


See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                      Six Months Ended June 30,
                                                                      ------------------------
                                                                          2000               1999
                                                                       -------            -------
Cash flows from operating activities:
   Net income                                                      $    68,779        $    81,849
   Adjustments to reconcile net income to net cash provided
           by operating activities:
           Provision for loan and lease losses                          10,917             11,405
           Depreciation                                                 13,646             13,334
           Amortization of goodwill and other intangibles               10,401             10,299
           Provision for deferred tax expense                          (11,374)            (1,333)
           ESOP expense                                                    709                555
           Issuance and amortization of restricted stock                   673                419
           Net (gains) losses realized from sales of securities
           and consumer loans                                           11,135               (646)
           Net losses realized from sales of loans held for
                 sale (a component of
                 mortgage banking services)                                192                  2
           Earnings from bank owned life insurance                      (9,265)             7,797
           Net (increase) decrease in mortgage servicing
           rights                                                        8,589             (7,226)
           Proceeds from sales of loans held for sale                   71,499            830,998
           Residential loans originated and purchased for
           sale                                                         (5,914)          (428,821)
           Net decrease (increase) in interest and dividends
           receivable and other assets                                  (7,900)           (27,730)
           Net increase (decrease) in other liabilities                   (386)            22,428
                                                                   -----------        -----------
Net cash provided (used) by operating activities                   $   161,701        $   497,736
                                                                   -----------        -----------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale            $   106,469        $    44,330
   Proceeds from maturities and principal repayments of
   securities available for sale                                       473,417          1,029,941
   Purchases of securities available for sale                         (185,832)        (2,984,554)
   Proceeds from maturities and principal repayments of
   securities held to maturities                                        55,500             34,053
   Net (increase) decrease in loans and leases                        (708,531)          (235,621)
   Proceeds from sale of loans                                          34,234                 --
   Purchase of bank owned life insurance                                    --           (150,000)
   Net additions to premises and equipment                              (9,536)            (7,745)
                                                                    ----------        -----------
Net cash provided (used) by investing activities                   ($  234,279)       ($2,269,596)
                                                                    ----------        -----------

Cash flows from financing activities:
   Net (decrease) increase in deposits                             $   234,043        ($  284,638)
   Net increase (decrease) in securities sold under
   repurchase agreements                                              (308,682)            37,874
   Proceeds from Federal Home Loan Bank of Boston
   borrowings                                                        6,799,300          2,218,785
   Payments on Federal Home Loan Bank of Boston
   borrowings                                                       (6,835,766)          (436,261)
   Net increase (decrease) in other borrowings                          69,040             25,319
   Repurchase of trust preferred securities                                 --            (33,026)
   Issuance of stock                                                     3,834             11,575
   Purchase of treasury stock                                          (12,343)                --
   Dividends paid                                                      (34,627)           (32,407)
                                                                   -----------        -----------
Net cash provided by financing activities                          ($   85,201)       $ 1,507,221
                                                                   -----------        -----------

Increase (decrease) in cash and cash equivalents                   ($  157,779)       ($  264,639)
   Cash and cash equivalents at beginning of period                    776,395            838,594
                                                                   ===========        ===========
   Cash and cash equivalents at end of period                      $   618,616        $   573,955
                                                                   ===========        ===========

For the six months ended June 30, 2000 and 1999, interest of $349,239 and $281,514 and income taxes of $54,249 and $26,867 were paid, respectively.

See accompanying Notes to Consolidated Financial Statements.

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES
                                  JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1999 Annual Report.

On May 10, 2000, Peoples Heritage Financial Group, Inc. ("the Company") completed the acquisition of Banknorth Group, Inc. ("Banknorth"), which was accounted for under the pooling-of-interests method. The Company changed its name to Banknorth Group, Inc. as a result of the merger. The consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. At December 31, 1999, the former Banknorth had total assets of $4.6 billion and total shareholders' equity of $341.3 million.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income for the Company are net income and unrealized gains (losses) on securities available for sale, net of tax. The following is a reconciliation of comprehensive income for the six months ended June 30, 2000 and 1999.


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ------------------------
                                                                                       2000            1999
                                                                                   --------       ---------
Net income                                                                         $ 68,779        $ 81,849
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
               Unrealized holding gains (losses) arising during the period           (9,528)        (57,468)
Less:  reclassification adjustment for gains (losses) included in net income        (10,316)            420
                                                                                   --------       ---------
Other comprehensive income (loss), net                                                  788         (57,888)
                                                                                   --------       ---------
Comprehensive income                                                               $ 69,567        $ 23,961
                                                                                   ========       =========

NOTE 3 - EARNINGS PER SHARE

The computations of basic and diluted net income per share and weighted average shares outstanding follow (dollars in thousands, except per share amounts):


                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                          -------------------------------       -------------------------------
                                                  2000               1999               2000               1999
                                                  ----               ----               ----               ----
Net income                                $     18,879       $     54,901       $     68,779       $     81,849
                                          ============       ============       ============       ============
Weighted average shares outstanding
  Basic:                                   144,280,007        146,623,912        144,363,290        146,352,209
    Effect of dilutive securities:
            Stock options                      887,468          1,688,106            848,351          1,841,970
                                          ============       ============       ============       ============
  Diluted                                  145,167,475        148,312,018        145,211,641        148,194,179
                                          ============       ============       ============       ============
Net income per share:
  Basic                                   $       0.13       $       0.37       $       0.48       $       0.56
  Diluted                                         0.13               0.37               0.47               0.55


NOTE 4 - COMPLETED ACQUISITION

On May 10, 2000, Peoples Heritage Financial Group, Inc. ("the Company") completed the acquisition of Banknorth Group, Inc., which was effected by means of the merger of Banknorth Group, Inc. with and into the Company. The Company changed its name to "Banknorth Group, Inc." as a result of the merger. As a result of the merger and the change in the name of the Company, the Company's symbol on the Nasdaq stock market is now BKNG. Upon consummation of the merger, each share of former Banknorth common stock outstanding was automatically converted into the right to receive 1.825 shares of Company common stock, including each attached right issued pursuant to the Company's shareholder rights plan (collectively, the "Common Stock"), with cash in lieu of fractional share interests. Approximately 42.9 million shares of Common Stock were issued or are issuable in connection with the merger.

BANKNORTH GROUP, INC. AND SUBSIDIARIES, INC.)

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

Banknorth Group, Inc. (the "Company") reported consolidated net income of $18.9 million, or $0.13 per diluted share, for the second quarter of 2000. This compares with $54.9 million, or $0.37 per diluted share, for the second quarter of 1999. Non-operating items recorded in the second quarter of 2000 consisted of $37.3 million ($28.5 million net of tax) of merger charges and $15.9 million ($10.3 million net of tax) of losses on restructuring the securities portfolio. See Table 5 for more information related to special charges.

The Company's operating income for the second quarter of 2000 was $57.7 million, or $0.40 per diluted share, and return on average equity ("ROE") and return on average assets (" ROA") were 19.82% and 1.27%, respectively. Operating income for the second quarter of 1999 was $54.9 million, or $0.37 per diluted share, and ROE and ROA were 17.91% and 1.27%, respectively. Operating results for the second quarter of 2000 represent an 8% increase in diluted earnings per share from the comparable period last year.

The six months ended June 30, 2000 included $58.5 million of non-operating items ($42.4 million net of tax). The six months ended June 30, 1999 included non-operating items of $31.9 million ($23.2 million after tax). (See Table 5 for more information related to special charges.) The Company's operating income for the first six months of 2000 was $111.2 million, or $0.77 per diluted share, and ROE and ROA were 18.97% and 1.22%, respectively. Operating income for the first six months of 1999 was $105.1 million, or $0.71 per diluted share, and ROE and ROA of 17.50% and 1.25%, respectively. Operating results for the first six months of 2000 represent an 8% increase in diluted earnings per share from the comparable period last year.

The improved operating results for the second quarter of 2000 over the second quarter of 1999 were largely due to strong fee income and control of expenses. Noninterest income increased 12% compared to the second quarter of 1999 excluding losses related to repositioning the securities portfolio. The growth in noninterest income was primarily due to a $3.6 million increase in customer service income, a $964 thousand increase in merchant and card product income and a $4.7 million gain on the sale of a credit card portfolio. Operating noninterest expenses for the second quarter of 2000 were consistent with the same quarter in 1999. The efficiency ratio (noninterest expense excluding distributions on securities of subsidiary trust and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains) was 54.97% in the second quarter of 2000 compared to 56.59% in the comparable period last year. Selected quarterly data, ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

TABLE 1 - Selected Quarterly Data
(Dollars in thousands, except per share data)

                                                                   2000              2000             1999                1999
                                                                  Second            First            Fourth              Third
                                                                  ------            -----            ------              -----
Net interest income                                             $ 153,165         $ 155,173         $ 159,861         $ 160,000
Provision for loan and lease losses                                 5,849             5,068             6,005             6,165
                                                                ---------         ---------         ---------         ---------
Net interest income after loan and lease loss provisions          147,316           150,105           153,856           153,835

Noninterest income (excluding securities transactions)             56,744            50,181            49,910            47,771
Net securities gains (1)                                          (15,857)              (13)               --                 9
Noninterest expenses (excluding special charges)                  117,730           120,010           121,183           117,209
Special charges (1)                                                37,271             5,337            (3,889)               --
                                                                ---------         ---------         ---------         ---------
Income before income taxes                                         33,202            74,926            86,472            84,406
Income tax expense                                                 14,323            25,026            27,637            28,132
                                                                ---------         ---------         ---------         ---------
Net income                                                      $  18,879         $  49,900         $  58,835         $  56,274
                                                                =========         =========         =========         =========

Earnings per share:
Basic                                                           $    0.13         $    0.35         $    0.41         $    0.39
Diluted                                                              0.13              0.34              0.40              0.38

Operating earnings per share (excluding special charges):
Basic                                                           $    0.40         $    0.37         $    0.39         $    0.39
Diluted                                                              0.40              0.37              0.39              0.38

Return on average assets (2)                                         0.41%             1.10%             1.28%             1.23%
Return on average equity (2)                                         6.48%            16.75%            19.64%            18.77%

Operating ratios:
Return on average assets (excluding special charges)(2)              1.27%             1.17%             1.22%             1.23%
Return on average equity (excluding special charges)(2)             19.82%            17.96%            18.84%            18.77%

Efficiency ratio (3)                                                54.97%            57.30%            56.65%            55.28%

Non-operating items, net of related income tax effect           $  38,870         $   3,577         ($  2,389)        $       0

                                                                        1999             1999
                                                                       Second           First
                                                                       ------           -----
Net interest income                                                  $ 153,328        $ 151,040
Provision for loan and lease losses                                      5,840            5,565
                                                                     ---------        ---------
Net interest income after loan and lease loss provisions               147,488          145,475

Noninterest income (excluding securities transactions)                  50,340           43,118
Net securities gains                                                       403              243
Noninterest expenses (excluding special charges)                       117,637          114,110
Special charges (1)                                                         60           31,831
                                                                     ---------        ---------
Income before income taxes                                              80,534           42,895
Income tax expense                                                      25,633           15,947
                                                                     ---------        ---------
Net income                                                           $  54,901        $  26,948
                                                                     =========        =========

Earnings per share:
Basic                                                                $    0.37        $    0.18
Diluted                                                                   0.37             0.18

Operating earnings per share (excluding special charges):
Basic                                                                $    0.37        $    0.34
Diluted                                                                   0.37             0.34

Return on average assets (2)                                              1.26%            0.66%
Return on average equity (2)                                             17.89%            9.06%

Operating ratios:
Return on average assets (excluding special charges)(2)                   1.27%            1.23%
Return on average equity (excluding special charges)(2)                  17.91%           16.87

Efficiency ratio (3)                                                     56.59%           57.34

Non-operating items, net of related income tax effect (1)            $      40        $  23,205


(1) Non-operating items consists of merger-related expenses, losses on restructuring the investment portfolio, branch closing costs and, in the first quarter of 1999, one-time charges related to the discontinuance of the Company's correspondent mortgage business.

(2)     Annualized.

(3) Represents noninterest expenses, excluding distributions on securities of subsidiary trusts and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully taxable equivalent net interest income in the second quarter of 2000 increased $146 thousand compared to the second quarter of 1999. The increase was primarily attributable to increased levels of average earning assets, which were offset part by lower net interest margins. Average commercial real estate, commercial business and consumer loans all experienced significant growth while average residential real estate loans declined. Residential real estate loans declined largely due to the Company's discontinuance of the correspondent mortgage business. Average securities increased during the three months ended June 30, 2000, as compared to the comparable period in the prior year, due primarily to additional investments in agency securities. The Company's net interest margin was 3.67% for the second quarter of 2000 compared to 3.84% for the comparable quarter of 1999. The lower margin was due to the cost of funds rising ahead of, and faster than, the yield on earning assets. Table 2 shows quarterly average balances, net interest income by category and rates for the first and second quarters of 2000 and for each quarter in 1999. Table 3 shows the changes in fully taxable equivalent net interest income by category due to changes in rate and volume. See also "Interest Rate Risk and Asset Liability Management" below.

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

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                           2000 Second Quarter                 2000 First Quarter
                                                   -----------------------------------  -----------------------------------
                                                                               Yield/                                Yield/
                                                   Average Balance Interest   Rate (1)   Average Balance  Interest   Rate (1)
                                                   --------------- -------------------   -----------------------------------
Loans and leases (2):
  Residential real estate mortgages                  $2,336,378      $44,190    7.57%       $2,337,127     $43,536    7.45%
  Commercial real estate mortgages                    2,819,294       62,581     8.93        2,731,631      60,698    8.94
  Commercial loans and leases                         2,132,627       48,021     9.06        1,952,209      43,019    8.86
  Consumer loans and leases                           3,101,735       66,598     8.64        3,036,234      64,193    8.50
                                                     ----------      -------                ---------------------
     Total loans and leases                          10,390,034      221,390     8.56       10,057,201     211,446    8.45
Securities                                            6,478,785      109,892     6.79        6,783,530     114,163    6.74
Federal funds sold and other short term
   investments                                           80,250        1,266     6.34           79,032       1,091    5.55
                                                     ----------      -------                ---------------------
   Total earning assets                              16,949,069      332,548     7.87       16,919,763     326,700    7.75
Nonearning assets                                     1,398,125                              1,393,153
                                                    ===========                            ===========
   Total assets                                     $18,347,194                            $18,312,916
                                                    ===========                            ===========
Interest-bearing deposits:
  Regular savings                                    $1,545,893        8,037     2.09       $1,561,943       8,176    2.11
  NOW and money market accounts                       3,770,025       31,269     3.34        3,639,746      27,701    3.06
  Certificates of deposit                             4,540,737       59,822     5.30        4,505,049      56,716    5.06
  Brokered deposits                                     123,670        1,994     6.49          131,218       2,144    6.57
                                                    -----------      -------               -----------------------
    Total interest-bearing deposits                   9,980,325      101,122     4.08        9,837,956      94,737    3.87
Borrowed funds                                        5,086,715       76,767     6.07        5,262,911      75,483    5.77
                                                    -----------      -------               -----------------------
    Total interest-bearing liabilities               15,067,040      177,889     4.75       15,100,867     170,220    4.53
                                                                                                           -------
Non-interest bearing deposits                         1,875,798                              1,798,107
Other liabilities                                       133,627                                117,311
Securities of subsidiary trusts                          98,775                                 98,775
Shareholders' equity                                  1,171,954                              1,197,856
                                                    ===========                            ===========
   Total liabilities and shareholders' equity       $18,347,194                            $18,312,916
                                                    ===========                            ===========
Net earning assets                                  $ 1,882,029                            $ 1,818,896
                                                    ===========                            ===========

Net interest income (fully-taxable equivalent)                       154,659                               156,480
Less: fully-taxable equivalent adjustments                            (1,494)                               (1,307)
                                                                   ==========                            ==========
   Net interest income                                              $153,165                              $155,173
                                                                   ==========                            ==========
Net interest rate spread (fully-taxable equivalent)                             3.12%                                3.22%
Net interest margin (fully-taxable equivalent)                                  3.67%                                3.70%

----------

(1)    Annualized.

(2)    Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                           1999 Fourth Quarter                  1999 Third Quarter
                                                   -----------------------------------  -----------------------------------
                                                                              Yield/                               Yield/
                                                   Average Balance Interest  Rate (1)   Average Balance  Interest  Rate (1)
                                                   -----------------------------------  ---------------  ------------------
Loans and leases (2):
  Residential real estate mortgages                  $2,356,697      $43,190     7.33%      $2,535,350     $46,886    7.40%
  Commercial real estate mortgages                    2,695,579       60,710     8.94        2,626,837      57,882    8.74
  Commercial loans and leases                         1,865,582       40,957     8.71        1,862,931      40,058    8.53
  Consumer loans and leases                           2,908,574       63,008     8.59        2,754,214      59,996    8.64
                                                     ----------      -------                ----------     -------
     Total loans and leases                           9,826,432      207,865     8.39        9,779,332     204,822    8.31
Securities                                            7,030,811      115,643     6.58        6,989,116     112,508    6.44
Federal funds sold and other short term investments      80,898        1,208     5.92          $97,563       1,313    5.34
                                                     ----------      -------                ----------     ------
   Total earning assets                              16,938,141      324,716     7.61       16,866,011     318,643    7.50
                                                                     -------                               -------
Nonearning assets                                     1,362,000                              1,303,766
                                                    -----------                            -----------
   Total assets                                     $18,300,141                            $18,169,777
                                                    ===========                            ===========

Interest-bearing deposits:
  Regular savings                                    $1,604,451        8,427     2.08       $1,640,217       8,627    2.09
  NOW and money market accounts                       3,644,631       26,356     2.87        3,607,758      25,277    2.78
  Certificates of deposit                             4,511,629       56,058     4.93        4,541,065      55,791    4.87
  Brokered deposits                                     143,328        2,062     5.71          163,886       2,275    5.51
                                                    -----------      -------               -----------     -------
    Total interest-bearing deposits                   9,904,039       92,903     3.72        9,952,926      91,970    3.67
Borrowed funds                                        5,142,011       70,522     5.44        5,015,825      65,358    5.17
                                                    -----------      -------               -----------     -------
    Total interest-bearing liabilities               15,046,050      163,425     4.31       14,968,751     157,328    4.17
                                                                     -------                               -------
Non-interest bearing deposits                         1,861,423                              1,810,848
Other liabilities                                       105,295                                101,867
Securities of subsidiary trusts                          98,778                                 98,775
Shareholders' equity                                  1,188,598                              1,189,536
                                                    -----------                            -----------
   Total liabilities and shareholders' equity       $18,300,144                            $18,169,777
                                                    ===========                            ===========
Net earning assets                                  $ 1,892,091                            $ 1,897,260
                                                    ===========                            ===========
Net interest income (fully-taxable equivalent)                       161,291                               161,315
Less: fully-taxable equivalent adjustments                            (1,430)                               (1,315)
                                                                    --------                              --------
   Net interest income                                              $159,861                              $160,000
                                                                    ========                              ========
Net interest rate spread (fully-taxable
equivalent)                                                                     3.30%                                3.33%
Net interest margin (fully-taxable equivalent)                                  3.78%                                3.79%

----------

(1)    Annualized.

(2)    Loans and leases include loans held for sale.

 TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                      1999 Second Quarter               1999 First Quarter
                                                   -----------------------------------  -----------------------------------
                                                                               Yield/                               Yield/
                                                   Average Balance Interest   Rate (1)   Average Balance  Interest  Rate (1)
                                                   -------------   -------------------   ---------------  ------------------
Loans and leases (2):
  Residential real estate mortgages                 $ 2,687,207      $49,778     7.41%    $  3,461,965     $64,656    7.47%
  Commercial real estate mortgages                    2,517,706       55,123     8.78        2,438,735      54,024    8.98
  Commercial loans and leases                         1,796,819       38,421     8.58        1,708,703      38,096    9.04
  Consumer loans and leases                           2,683,791       58,311     8.71        2,739,169      58,788    8.70
                                                    -----------     --------              ------------    --------
    Total loans and leases                            9,685,523      201,633     8.35       10,348,572     215,564    8.45
Securities                                            6,257,096       95,808     6.12        4,730,964      71,543    6.05
Federal funds sold and other short term
investments                                             208,006        2,542     4.90          205,919       2,022    3.98
                                                    -----------     --------              ------------    --------
    Total earning assets                             16,150,625      299,983     7.45       15,285,455     289,129    7.67
                                                                    --------                              --------
Nonearning assets                                     1,266,088                              1,233,435
                                                    -----------                           ------------
   Total assets                                     $17,416,713                           $ 16,518,890
                                                    ===========                           ============

Interest-bearing deposits:
   Regular savings                                  $ 1,613,609        8,480     2.11       $1,622,257       8,486    2.12
   NOW and money market accounts                      3,545,448       24,057     2.72        3,482,796      23,549    2.74
   Certificates of deposit                            4,671,041       57,914     4.97        4,749,889      60,722    5.18
   Brokered deposits                                    201,244        2,811     5.60          211,412       2,632    5.05
                                                    -----------     --------              ------------    --------
     Total interest-bearing deposits                 10,031,342       93,262     3.73       10,066,354      95,389    3.84
Borrowed funds                                        4,148,710       52,208     5.05        3,301,978      41,677    5.12
                                                    -----------     --------              ------------    --------
     Total interest-bearing liabilities              14,180,052      145,470     4.11       13,368,332     137,066    4.16
                                                                    --------                              --------
Non-interest bearing deposits                         1,779,277                              1,731,140
Other liabilities                                       126,708                                 95,770
Securities of subsidiary trusts                          99,987                                118,000
Shareholders' equity                                  1,230,689                              1,205,648
                                                    -----------                           ------------
Total liabilities and shareholders' equity          $17,416,713                           $ 16,518,890
                                                    ===========                           ============

Net earning assets                                  $ 1,970,573                           $  1,917,123
                                                    ===========                           ============

Net interest income (fully-taxable equivalent)                       154,513                               152,063
Less: fully-taxable equivalent adjustments                            (1,185)                               (1,023)
                                                                    --------                              --------
   Net interest income                                              $153,328                              $151,040
                                                                    ========                              ========
Net interest rate spread (fully-taxable equivalent)                              3.34%                               3.51%
Net interest margin (fully-taxable equivalent)                                   3.84%                               4.03%

----------

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


TABLE 3 -  RATE /VOLUME ANALYSIS
(Dollars in thousands)

                                                       Three Months Ended June 30, 2000 vs. 1999
                                                               Increase (decrease) due to
                                                      ----------------------------------------------
                                                                               Rate &         Total
                                                        Volume       Rate     Volume (1)      Change
                                                      ----------------------------------------------
Interest income:
Loans and leases                                       $14,626      $5,057      $   74       $19,757
Securities                                               3,373      10,423         288        14,084
Federal funds sold and other short term investments     (1,556)        745        (465)       (1,276)
                                                      ----------------------------------------------
Total interest income                                   16,443      16,225        (103)       32,565
                                                      ----------------------------------------------

Interest expense:
Interest-bearing deposits
   Regular savings                                        (355)        (80)         (8)         (443)
   NOW and money market accounts                         1,519       5,465         228         7,212
   Certificates of deposit                              (1,610)      3,833        (315)        1,908
   Brokered deposits                                    (1,080)        445        (182)         (817)
                                                      ----------------------------------------------
Total interest-bearing deposits                         (1,526)      9,663        (277)        7,860
Borrowed funds                                          11,778      10,521       2,260        24,559
                                                      ----------------------------------------------
Total interest expense                                  10,252      20,184       1,983        32,419

Net interest income (fully taxable equivalent)        $  6,191     ($3,959)    ($2,086)      $   146
                                                      ==============================================

----------

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NONINTEREST INCOME

Excluding a $15.9 million loss on securities restructuring, as discussed below, second quarter noninterest income totaled $56.8 million, a 12% increase from the second quarter of 1999. This increase was primarily due to customer service income (up $3.6 million or 22%) and merchant and card product income (up $964 thousand or 30%) and a $4.7 million gain on the sale of a credit card portfolio. These increases were partially offset by a $2.9 million decline in mortgage banking services income due primarily to lower gains on the sale of mortgage servicing rights and the discontinuance of the correspondent mortgage business in the first quarter of 1999. Noninterest income, excluding losses related to restructuring the securities portfolio, for the quarter ended June 30, 2000 was 27% of total revenue compared to 25% for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, excluding losses on securities restructuring, noninterest income amounted to $107.0 million and $94.1 million, respectively. The 13.7% increase was primarily due to increases in customer services income, merchant and card product income, investment advisory fees and the gain on the sale of a credit card portfolio.

Customer services income in the second quarter of 2000 increased 22% from the second quarter of 1999. For the six months ended June 30, 2000 and 1999, customer service income amounted to $39.1 million and $31.4 million, respectively, an increase of $7.6 million or 24.3%. These increases were primarily attributable to volume driven increases in checking account fees and ATM fees.

Combined trust and investment advisory services income remained consistent during the second quarters of 2000 and 1999. For the six months ended June 30, 2000 and 1999, combined trust and investment advisory services income amounted to $20.9 million and $19.7 million, respectively. Assets under management were $7.7 billion and $7.2 billion at June 30, 2000 and 1999, respectively.

Bank-owned life insurance ("BOLI") income was $4.2 million for the second quarter of 2000, compared to $5.0 million for the same period in 1999. For the six months ended June 30, 2000 and 1999, BOLI income was $9.3 million and $7.8 million, respectively. There was a $1.2 million death benefit recorded in the first quarter of 2000 while the second quarter of 1999 included a $1.4 million death benefit. There was also increased income on higher average levels of BOLI in 2000. For the second quarter of 2000, the average carrying value of BOLI was $297 million compared to $264 million for the second quarter of 1999. BOLI covers certain employees of the Company's bank subsidiaries. Most of the Company's BOLI is invested in the "general account" of quality insurance companies. All such companies were rated AA- or better by Standard and Poors at June 30, 2000.

Merchant and card product income was $4.2 million for the second quarter of 2000, compared to $3.3 million for the same period in 1999. For the six months ended June 30, 2000 and 1999, merchant and card product income was $7.5 million and $5.5 million, respectively. This income represents fees and interchange income generated by the use of Company-issued credit and debit cards and charges to merchants for credit card deposits. The increases represent additional volume due to increases in the customer base.

Mortgage banking services income of $5.0 million and $7.9 million provided 12% and 16% of non-interest income for the quarters ended June 30, 2000 and 1999, respectively. The 37% decrease from the same quarter of last year was due to a $1.2 million decrease in mortgage sales income resulting primarily from lower originations as a result of fewer refinancings. In addition, there was a $1.7 million decrease in net servicing income due to a sale of mortgage servicing rights relating to $408 million principal amount of loans in the second quarter of 1999. A $2.9 million gain was recognized on this sale. The amount of loans serviced for others was $3.8 billion and $4.8 billion at June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, mortgage banking services income amounted to $8.6 million and $13.4 million, or 10% and 14% of noninterest income for the six months ended June 30,2000 and 1999, respectively. The $4.8 million decrease was largely due to the discontinuance of the correspondent mortgage lending business and lower gains on the sale of the mortgage servicing rights. See Table 4 for a summary of mortgage banking services income by quarter for 2000 and 1999.

Capitalized mortgage servicing rights amounted to $44.1 million at June 30, 2000, compared to $52.7 million at December 31,1999. The decrease was due largely to the sale of mortgage servicing rights totaling $6.3 million in the first quarter of 2000. See Table 4 for details. Because mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking services income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to capitalized mortgage servicing rights and effects on mortgage banking services income, the Company has established a hedge program against a portion of its capitalized mortgage servicing rights to help protect its value and mortgage banking services income. Notwithstanding the foregoing, there can be no assurance that significant declines in interest rates will not have a material adverse impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in mitigating the effects of such a decline.

TABLE 4 - MORTGAGE BANKING SERVICES
(Dollars in thousands)

                                                                           At or for the Three Months Ended
                                                      ------------------------------------------------------------------------------
                                                        6/30/00      3/31/00      12/31/99     9/30/99      6/30/99      3/31/99
                                                      ------------------------------------------------------------------------------
RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS          $3,832,996   $3,993,680    $4,540,948   $4,682,347   $4,840,625   $5,259,768
                                                      ==============================================================================
MORTGAGE BANKING SERVICES INCOME:
   Sales income:
   Residential mortgage sales income                  $      318   $      169    ($     386)  $    1,524   $    3,395   $    4,275

   Lower of cost or market adjustment -
            loans held for sale                              (36)          30         1,028          731       (1,934)          --
                                                      ------------------------------------------------------------------------------
            Total sales income                               282          199           642        2,255        1,461        4,275
                                                      ------------------------------------------------------------------------------

   Servicing income:
   Residential mortgage servicing income, net              2,956        1,439        1,810         1,641        2,359        1,996

   Change in impairment reserve on mortgage
             servicing rights                              1,728        1,005           485        1,343        2,597          875

   Valuation adjustments - interest rate floor              (106)        (545)          78          (953)      (1,475)      (1,600)

   Gain (loss) on sale of capitalized mortgage
            servicing rights                                 124        1,559          (207)         (66)       2,924          (17)
                                                      ------------------------------------------------------------------------------
            Total servicing income                         4,702        3,458         2,166        1,965        6,405        1,254
                                                      ------------------------------------------------------------------------------

   Total                                              $    4,984   $    3,657    $    2,808   $    4,220   $    7,866   $    5,529
                                                      ==============================================================================

MORTGAGE SERVICING RIGHTS:

   Balance at beginning of period                     $   44,780   $   52,724    $   54,132   $   53,352   $   50,924   $   45,409

   Mortgage servicing rights capitalized
      and purchased                                           69          406         1,244        3,352        3,279        8,316

   Amortization charged against
      mortgage servicing fee income                       (2,442)      (3,020)       (3,137)      (3,073)      (3,103)      (3,197)

   Change in impairment reserve                            1,728        1,005           485        1,343        2,597          875

   Mortgage servicing rights sold                             --       (6,335)           --         (842)        (345)        (479)

                                                      ------------------------------------------------------------------------------
   Balance at end of period                           $   44,135   $   44,780    $   52,724   $   54,132   $   53,352   $   50,924
                                                      ==============================================================================

During the quarter, the Company restructured parts of its securities portfolio by selling $104 million of securities available for sale, realizing a loss of $15.9 million pre-tax ($10.6 million after-tax). The securities, with a weighted average yield of 5.73%, were primarily perpetual preferred stocks acquired in prior acquisitions, treasury bonds (remaining maturity greater than 10 years) and below investment grade debt securities. After the restructuring, the Company no longer holds any of these types of securities.

Other income increased by $5.0 million or 185% and by $5.6 million or 93% during the three and six months ended June 30, 2000 and 1999, respectively, in each case as compared to the comparable period in the prior year. These increases were primarily attributable to a $4.7 million gain on the sale of a $29 million credit card portfolio in June 2000.

NON-INTEREST EXPENSE

Excluding special charges and distribution on securities of subsidiary trusts, non-interest expense was $115.4 million and $115.3 million for the quarters ended June 30, 2000 and 1999, respectively, representing an increase of $120 thousand, or less than 1%. The modest rate of growth is due in part to merger-related savings in the second quarter of 2000. The efficiency ratio was 54.97% and 56.59% for the quarters ended June 30, 2000 and 1999, respectively, excluding special charges, distributions on securities of subsidiary trusts and net securities gains (losses). For the six months ended June 30, 2000 and 1999, noninterest expense, excluding special charges and distribution on securities of subsidiary trusts amounted to $233.0 million and $226.6 million, respectively, an increase of $6.4 million or 2.4%. Calculated in the same manner as for the three months ended June 30,2000 and 1999, the efficiency ratio was 56.12% and 56.96% for the six months ended June 30, 2000 and 1999, respectively.

Salaries and benefits expense of $57.4 million for the quarter ended June 30, 2000 increased $911 thousand or 1.6% from the same quarter of last year. On a year to date basis, salaries and benefits expense amounted to $117.3 million in 2000 compared to $113.5 million in 1999, representing an increase of $32.8 million or 3.4%. The increases were due to normal salary increases as well as the increased cost of benefits.

Data processing expense of $9.3 million for the quarter ended June 30, 2000 decreased $696 thousand or 7% from the same quarter a year ago. For the six months ended June 30, 2000 and 1999, data processing expense amounted to $18.0 million and $20.1 million, respectively, a $2.0 million or 10% decrease. These decreases were primarily attributable to the absence in the current periods of costs incurred in 1999 in order to ensure that the Company's computer systems properly recognized the year 2000.

Occupancy expense of $9.9 million during the three months ended June 30, 2000 remained relatively unchanged from the same quarter in 1999. For the six months ended June 30, 2000 and 1999, occupancy expense amounted to $21.0 million and $19.9 million, a $1.1 million or 6% increase.

Equipment expense increased $155 thousand during the three months ended June 30, 2000 from the second quarter of last year. For the six months ended June 30, 2000 and 1999, equipment expense was $15.6 million and $14.5 million, respectively, a $1.0 million or 7% increase. These increases were primarily due to depreciation relating to new equipment.

Amortization of goodwill and other intangibles was $5.2 million for the quarters ended June 30, 2000 and 1999 and $10.4 million and $10.3 million for the six months ended June 30, 2000 and 1999, respectively.

Special charges of $37.3 million pre-tax were incurred in the second quarter of 2000 relating to the acquisition of Banknorth. The Company also incurred a $15.9 million pre-tax loss on the restructuring of the securities portfolio in the second quarter of 2000. Through June 30, 2000, special charges amounted to $42.6 million pre-tax ($32.1 million after tax) in 2000 and $31.9 million pre-tax ($23.2 million after tax) in 1999. Included in 2000 special charges were $41.0 million of merger related expenses and $1.6 million of branch closing expenses related to the closing of 11 branches. Special charges in 1999 included merger-related expenses of $24.5 million and $7.4 million related to the discontinuance of the Company's correspondent mortgage lending business.

The following table summarizes activity related to special charges recorded from December 31, 1999 through June 30, 2000.

TABLE 5 - SPECIAL CHARGES
(Dollars in thousands)

                                                                               Non-Cash
                                                        Amount                Reductions
                                           Balance    Included in    Cash     Applied to   Balance at
                                           12/31/99     Expense    Payments     Reserve    6/30/2000
                                           --------   -----------  --------   ----------   ----------
BANKNORTH MERGER CHARGES

Severance costs                            $     --     $12,550    $  9,019     $   --      $ 3,531
Gain on curtailment of benefit plans             --      (8,100)        --          --       (8,100)
Data processing/systems integration              --       5,167       1,350         --        3,817
Professional fees and transaction costs          --       7,462       6,786         --          676
Asset write-downs/lease terminations             --      11,469         330      4,768        6,371
Customer communications                          --       6,314       3,236         --        3,078
Other costs                                      --       2,409       2,312         --           97
                                           --------     -------    --------     ------      -------
                                           $     --     $37,271    $ 23,033     $4,768      $ 9,470
                                           ========     =======    ========     ======      =======

BRANCH CLOSINGS

Severance and salary costs                 $     --     $    68    $     --     $   --      $    68
Asset write-downs/lease terminations             --       1,259         142         --        1,117
Other costs                                      --         256         239         --           17
                                           --------     -------    --------     ------      -------
                                           $     --     $ 1,583    $    381     $   --      $ 1,202
                                           ========     =======    ========     ======      =======

OTHER SPECIAL CHARGES

Write-down of auto lease residuals         $     --     $ 2,500    $     --     $2,500      $    --
Facility write-downs - Evergreen merger          --       1,253          --      1,253           --
Balance forward from CFX/SIS mergers          1,628          --         905         --          723
                                           --------     -------    --------     ------      -------
                                           $  1,628     $ 3,753    $    905     $3,753      $   723
                                           ========     =======    ========     ======      =======

Other non-interest expenses decreased by $307 thousand or 1% and increased by $2.4 million or 5% during the three and six months ended June 30, 2000, respectively, in each case as compared to the comparable periods in the prior year. The following table summarizes the principal components of other non-interest expenses by quarter.

TABLE 6 - OTHER NON-INTEREST EXPENSES
(Dollars in thousands)

                                  2000    2000     1999     1999     1999    1999
                                 Second   First   Fourth    Third   Second    First
                                Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                                ----------------------------------------------------
Advertising and marketing       $ 3,606  $ 2,985  $ 3,774  $ 3,418  $ 3,498  $ 3,482
Telephone                         3,134    2,945    3,291    3,844    3,506    3,524
Office supplies                   2,673    2,166    2,232    2,232    2,664    2,208
Postage and freight               2,376    2,470    2,254    2,185    2,218    2,640
Miscellaneous loan costs          1,717    2,203    1,108    2,420    2,180    2,194
Deposits and other assessments    1,002      961      957    1,219    1,033      962
Collection and carrying costs
    of non-performing assets        590      746      204      499      366      855
Other                            10,672   10,479   12,307    7,830   10,612    6,430
                                ----------------------------------------------------
Total                           $25,770  $24,955  $26,127  $23,647  $26,077  $22,295
                                ====================================================

TAXES

The effective tax rate, excluding the effect of special charges, was 33% and 32% for the quarters and for the year ended June 30, 2000 and 1999, respectively.

OTHER COMPREHENSIVE INCOME

FASB Statement No. 130 requires disclosure of "Other comprehensive income." Unlike net income, "other comprehensive income" includes the after-tax change in unrealized gains and losses on securities. As a result of realized losses on available for sale securities, the unrealized loss on the Company's securities portfolio declined $788 thousand, net of taxes from December 31, 1999 to June 30, 2000. At June 30, 2000, the net unrealized loss of $188.6 million, before related tax effect, represented 3.1% of securities available for sale. The Company attempts to balance the interest rate risk of its assets with its liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of its liabilities, which tends to improve in rising interest rate environments, is not included in "other comprehensive income."

FINANCIAL CONDITION

LOANS AND LEASES

Total loans and leases (including loans held for sale) averaged $10.4 billion during the second quarter of 2000, an increase of $705 million or 7.3% from the second quarter of 1999. All loan categories experienced increases except for residential real estate loans. Average loans as a percent of average earning assets were 61% at June 30, 2000 compared to 60% at June 30, 1999.

Average residential real estate loans (which includes mortgage loans held for sale) of $2.3 billion during the second quarter of 2000 declined $350 million from the second quarter of last year. The decline was primarily attributable to decreased originations resulting from the discontinuance of the Company's correspondent mortgage business and higher prevailing interest rates. Mortgage loans held for sale amounted to $16.5 million and $158.6 million at June 30, 2000 and 1999, respectively, and $82.3 million at December 31, 1999. The decline in loans held for sale was due primarily to the retention of a portion of residential real estate loan originations in portfolio and lower originations.

Average commercial real estate loans of $2.8 billion increased 12% from the second quarter of last year. The average yield on commercial real estate loans during the first quarter of 2000 was 8.93%, as compared to 8.78% in the second quarter of 1999.

Commercial loans and leases averaged $2.1 billion during the second quarter of 2000, an increase of 19% over the second quarter of 1999. The yield on commercial loans and leases increased to 9.06% in the second quarter of 2000 from 8.58% in the second quarter of 1999.

Average consumer loans and leases of $3.1 billion during the second quarter of 2000 increased 16% from the second quarter of 1999. The increase was primarily in indirect automobile and home equity loans. The average yield on consumer loans and leases decreased from 8.71% in the second quarter of 1999 to 8.64% in the first quarter of 2000.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $6.5 billion during the second quarter of 2000, as compared to $6.3 billion in the second quarter of 1999, and consisted primarily of mortgage-backed securities, most of which are seasoned 15 year federal agency securities and U.S. Treasury securities. Other securities consisted of collateralized mortgage obligations, which included securitized residential real estate loans held in a REMIC, and asset-backed securities. With the exception of the securitized loans held in a REMIC that are classified as held to maturity and carried at cost, all of the Company's securities are classified as available for sale and carried at market value. The majority of securities available for sale are rated AAA or equivalently rated. A significant portion of the increase in securities was to replace the decline in residential real estate loans. This increase was partially offset by the sale of $104 million of securities to restructure the securities portfolio, as discussed above. The average yield on securities was 6.79% and 6.12% for the quarters ended June 30, 2000 and 1999, respectively. The increased yield was due in part to the addition of the REMIC securities which had a weighted average yield of 7.42%. Securities available for sale are carried at fair value and had an after-tax unrealized loss of $124.4 million and $125.1 million June 30, 2000 and December 31, 1999, respectively. The unrealized loss was 3.1% of total securities available for sale at June 30, 2000.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $60.6 million at June 30, 2000, or 0.33% of total assets, compared to $81.3 million or 0.45% of total assets at June 30, 1999. There were declines in all loan categories with significant declines in nonperforming residential real estate loans and commercial business loans. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 22% of the total loan portfolio at June 30, 2000, as compared with 23% at December 31, 1999. The Company's residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At June 30, 2000, 0.41% of the Company's residential loans were nonperforming, as compared with 0.76% at December 31, 1999 and .74% at June 30, 1999.

The Company's commercial real estate loan portfolio accounted for 27% of the total loan portfolio at June 30, 2000 consistent with December 31, 1999. Commercial real estate loans consist primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industries real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (including food stores). These loans generally are secured by properties located in the New England states and New York, particularly Maine, Massachusetts and New Hampshire. The Company generally does not emphasize the purchase of participations in syndicated commercial real estate loans. At June 30, 2000, the company had $115 million of participations in syndicated commercial real estate loans and commitments to purchase an additional $260 million of such participations. At June 30, 2000, 0.65% of the Company's commercial real estate loans were nonperforming, as compared with 0.66% at December 31, 1999 and 0.90% at June 30, 1999.

The Company's commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at June 30, 2000, as compared with 20% at December 31, 1999. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts and, to a lesser extent, Vermont, New York and Connecticut. The Company's commercial business loans and leases are generally to small and medium size businesses located within its geographic market area. At June 30, 2000, 0.77% of the Company's commercial business loans and leases were non-performing, as compared with 0.89% at December 31, 1999 and 1.24% at June 30, 1999.

The Company's consumer loan and lease portfolio accounted for 30% of the total loan portfolio at June 30, 2000 and 1999. The Company has a diversified consumer loan and lease portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans. At June 30, 2000, 0.16% of the Company's consumer loans and leases were nonperforming, as compared with 0.20% at December 31, 1999 and .23% at June 30, 1999.

At June 30, 2000, the Company had $7.2 million of accruing loans which were 90 days or more delinquent, as compared to $12.1 million of such loans at December 31, 1999. The decrease was primarily attributable to a decrease in residential real estate loans over 90 days delinquent, which the Company believes are well secured and in the process of collection.

TABLE 7 - Nonperforming Assets
(Dollars in thousands)

                                                             06/30/2000  03/31/2000   12/31/1999  09/30/1999  06/30/1999  03/31/1999
                                                               ----------------------------------------------------------
Residential real estate loans:
Nonaccrual loans                                               $ 9,405    $14,204       $17,283    $16,978     $17,729    $16,412
Troubled debt restructurings                                        --         27            28         30          30         31
                                                               ------------------------------------------------------------------
    Total                                                        9,405     14,231        17,311     17,008      17,759     16,443
                                                               ------------------------------------------------------------------

Commercial real estate loans:
Nonaccrual loans                                                18,270     15,621        16,754     16,536      21,605     23,415
Troubled debt restructurings                                       692        961         1,002      1,282       1,391      1,110
                                                               ------------------------------------------------------------------
    Total                                                       18,962     16,582        17,756     17,818      22,996     24,525
                                                               ------------------------------------------------------------------

Commercial business loans and leases:
Nonaccrual loans                                                16,570     19,818        17,027     20,440      22,944     18,827
Troubled debt restructurings                                        39         39            82         83          80         40
                                                               ------------------------------------------------------------------
   Total                                                        16,609     19,857        17,109     20,523      23,024     18,867
                                                               ------------------------------------------------------------------

Consumer loans and leases:
Nonaccrual loans                                                 5,110      4,861         5,951      6,446       6,199      8,465
Troubled debt restructurings                                        --         --            --         --           5          5
                                                               ------------------------------------------------------------------
   Total                                                         5,110      4,861         5,951      6,446       6,204      8,470
                                                               ------------------------------------------------------------------

Total nonperforming loans:
Nonaccrual loans                                                49,355    54,504         57,015     60,400      68,477     67,119
Troubled debt restructurings                                       731     1,027          1,112      1,395       1,506      1,186
                                                               ------------------------------------------------------------------
  Total                                                         50,086    55,531         58,127     61,795      69,983     68,305
                                                               ------------------------------------------------------------------
Other nonperforming assets:
Other real estate owned, net of related reserves                 8,419     9,027          8,154      8,042       7,903      9,058
Repossessions, net of related reserves                           2,125     2,792          2,911      2,773       3,411      4,457
                                                               ------------------------------------------------------------------
Total other nonperforming assets                                10,544    11,819         11,065     10,815      11,314     13,515
                                                               ------------------------------------------------------------------

                                                               ------------------------------------------------------------------
Total nonperforming assets                                     $60,630   $67,350        $69,192    $72,610    $81,297     $81,820
                                                               ==================================================================

                                                               ==================================================================
Accruing loans which are 90 days overdue                       $ 7,211   $ 7,914        $12,131    $15,561    $19,342     $26,908
                                                               ==================================================================

Total nonperforming loans as a percentage of total loans)(1)      0.48%     0.54%          0.59%      0.64%       0.74%      0.69%
Total nonperforming assets as a percentage of total assets        0.33%     0.37%          0.37%      0.40%       0.45%      0.48%
Total nonperforming assets as a percentage of total loans
   and leases (1) and total other nonperforming assets            0.58%     0.66%          0.70%      0.75%       0.85%      0.83%

(1) Total loans and leases are exclusive of loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $5.8 million for loan and lease losses in the second quarter of 2000 and 1999. As shown in Table 8, net charge-offs for the second quarter of 2000 were $4.5 million, or 0.17% of average loans outstanding, compared to $4.3 million, or 0.18% of average loans outstanding, for the second quarter of 1999. Net charge-offs have continued to decline since the fourth quarter of 1999. The provisions for loan and lease losses during the quarter ended June 30, 2000 exceeded net charge-offs during the period in order to provide coverage for the increase in the loan portfolio during the period. Provisions are made to the allowance for loan and lease losses in order to maintain the allowance at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio.

At June 30, 2000, the allowance for loan and lease losses amounted to $156.5 million or 1.49% of total portfolio loans and leases, as compared to $157.8 million or 1.66% at June 30, 1999. The ratio of the allowance for loan and lease losses to nonperforming loans was 312% at June 30, 2000 and 225% at June 30, 1999. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other procedures, consideration of the character and size of the loan and lease portfolio, such as internal risk ratings and credit concentrations, trends in nonperforming loans, delinquent loans and net charge-offs, the volume of new loan originations and other asset quality factors. Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for loan and lease losses in subsequent periods. Changing economic and business conditions in the Company's market areas, particularly northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large movements in market-based interest rates or other reasons could affect the Company's future provisions for loan and lease losses.

TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                                        2000 Second   2000 First   1999 Fourth   1999 Third   1999 Second
                                                          Quarter       Quarter      Quarter      Quarter       Quarter
                                                        -----------------------------------------------------------------
Average loans and leases outstanding
   during the period (1)                                $10,390,034   $10,062,968   $9,826,431   $9,779,332   $9,685,523
                                                        =================================================================

Allowance at beginning of period                        $   155,078   $   155,048   $  156,953   $  157,774   $  156,231

Charge-offs:
Real estate mortgages                                           894         1,425        2,609        2,868        2,516
Commercial business loans and leases                          1,519           759        1,949        1,457          513
Consumer loans and leases                                     4,382         5,956        5,678        5,434        5,539
                                                        -----------------------------------------------------------------
  Total loans charged off                                     6,795         8,140       10,236        9,759        8,568
                                                        -----------------------------------------------------------------

Recoveries:
Real estate mortgages                                           409           983          212          529        1,692
Commercial business loans and leases                            619           667          600          826          872
Consumer loans and leases                                     1,304         1,452        1,514        1,418        1,707
                                                        -----------------------------------------------------------------
  Total loans recovered                                       2,332         3,102        2,326        2,773        4,271
                                                        -----------------------------------------------------------------
Net charge-offs                                               4,463         5,038        7,910        6,986        4,297

Additions charged to operating expenses                       5,849         5,068        6,005        6,165        5,840
                                                        -----------------------------------------------------------------
Allowance at end of period                              $   156,464   $   155,078   $  155,048   $  156,953   $  157,774
                                                        =================================================================


Ratio of net charge-offs to average loans and
   leases outstanding during the period, annualized(1)         0.17%         0.20%        0.32%        0.28%        0.18%
Ratio of allowance to total loans and leases
   at end of period (2)                                        1.49%         1.52%        1.57%        1.63%        1.66%
Ratio of allowance to nonperforming loans
   at end of period                                             312%          279%         267%         254%         225%
Ratio of net charge-offs as a percent of
    average outstanding loans, annualized (1):
             Real estate mortgages                            0.038%        0.035%       0.188%       0.180%       0.063%
             Commercial business loans and lease              0.170%        0.019%       0.287%       0.134%      -0.080%
             Consumer loans and leases                        0.399%        0.596%       0.568%       0.578%       0.573%
























                                                         1999 First
                                                           Quarter
                                                        ------------
Average loans and leases outstanding
   during the period (1)                                 $10,348,572
                                                        ============

Allowance at beginning of period                         $   155,098

Charge-offs:
Real estate mortgages                                            705
Commercial business loans and leases                           1,206
Consumer loans and leases                                      5,560
                                                        ------------
  Total loans charged off                                      7,471
                                                        ------------

Recoveries:
Real estate mortgages                                            720
Commercial business loans and leases                             890
Consumer loans and leases                                      1,429
                                                        ------------
  Total loans recovered                                        3,039
                                                        ------------
Net charge-offs                                                4,432

Additions charged to operating expenses                        5,565
                                                        ------------
Allowance at end of period                               $   156,231
                                                        ============


Ratio of net charge-offs to average loans and
   leases outstanding during the period, annualized (1)         0.17%
Ratio of allowance to total loans and leases
   at end of period (2)                                         1.58%
Ratio of allowance to nonperforming loans
   at end of period                                              229%
Ratio of net charge-offs as a percent of
    average outstanding loans, annualized (1):
             Real estate mortgages                            -0.001%
             Commercial business loans and lease               0.075%
             Consumer loans and leases                         0.612%

(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Total loans and leases are exclusive of loans held for sale.

DEPOSITS

Average deposits of $11.9 billion during the second quarter of 2000 increased $46 million from the second quarter of 1999. Excluding brokered deposits, average total deposits increased $123 million compared to the second quarter of 1999. The ratio of portfolio loans to retail deposits was 88% and 84% at June 30, 2000 and December 31, 1999, respectively.

Average non-interest bearing deposit accounts of $1.9 billion during the second quarter of 2000 increased $96.5 million or 5% from the second quarter of 1999. The increase in these non-interest bearing deposits is consistent with the Company's marketing of these lower-cost accounts.

Average interest-bearing deposit accounts, excluding brokered deposits, of $9.9 billion during the second quarter of 2000 increased $26.6 million from the second quarter of 1999 primarily due to increases in NOW and money market accounts. The average rates paid on all deposit types increased from 3.73% in the second quarter of 1999 to 4.08% in the second quarter of 2000.

OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Boston ("FHLB"). Average borrowed funds for the second quarter of 2000 were $5.1 billion, an increase of $938 million from the second quarter of 1999. The increase in borrowings was generally needed to fund asset growth.

Average FHLB borrowings for the second quarter of 2000 were $4.0 billion, which increased $570 million or 17% from the second quarter of 1999 in order to fund the growth in earning assets. FHLB collateral consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At June 30, 2000, the Company's FHLB borrowings amounted to $4.0 billion and its additional borrowing capacity from the FHLB was $1.3 billion.

Average balances for securities sold under repurchase agreements were $997.7 million and $709.4 million for the quarters ended June 30, 2000 and 1999, respectively, an increase of $288 million. These borrowings, with a cost of 5.25% for the quarter ended June 30, 2000, are secured by mortgage-backed securities and U.S. Government obligations.

RISK MANAGEMENT

   The primary goal of the Company's risk management program is to determine how certain existing or emerging issues facing the Company or the financial services industry affect the nature and extent of the risks face by the Company. Based on a periodic self-evaluation, the Company determines key issues and develops plans and or objectives to address risk. The Board of Directors (the "Board") and management believe that there are seven applicable "risk categories," consisting of credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective. In addition, an aggregate level of risk is assigned to the Company as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the Board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, risk measurement, risk control and risk monitoring.

   The Board has established the overall strategic direction of the Company. It approves the overall risk policies of the Company and oversees the overall risk management process for the Company. The Board has delegated authority to three Board Committees, consisting of Audit, Board Risk Management and Asset Review Committees, and has charged each Committee with overseeing key risks. The executive risk management committee, which reports to the Board, evaluates the seven key risk areas of the Company and makes recommendations to the Board Risk Management Committee.

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by the Company's Board of Directors (the "Board") and monitored periodically by a committee of the Board. The Board delegates responsibility for asset-liability management to the Asset Liability Management Committee ("ALCO"), which is comprised of members of senior management who set strategic directives that guide the day-to-day asset-liability management activities of the Company. The ALCO also reviews and approves all major risk, liquidity and capital management programs.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations and thus is only exposed to non-trading market risk.

Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which the Company in exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company's primary source of revenue. This risk arises directly from the Company's core banking activities -- lending, deposit gathering and loan servicing. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of capitalized mortgage servicing rights and premiums paid on securities, (v) the amount of unrealized gains and losses on securities available for sale and (vi) the fair value of the Company's saleable assets and derivatives and the resultant ability to realize gains.

The primary objective of interest-rate risk management is to control the Company's exposure to interest-rate risk both within limits approved by the Board of Directors and guidelines established by the ALCO. These limits and guidelines reflect the Company's tolerance for interest-rate risk over both short-term and long-term horizons. The Company attempts to control interest-rate risk by identifying, quantifying and, where appropriate, hedging its exposure.

The Company quantifies and measures interest-rate exposure using a model to dynamically simulate net interest income under various interest rate scenarios over a 12-month period. Simulated scenarios include deliberately extreme interest rate "shocks" and more gradual interest rate "ramps." Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of the Company's deposit and loan customers. The most material assumption relates to the prepayment of mortgage assets (including mortgage loans, mortgage-backed securities and mortgage servicing rights). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. Complicating management's efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of the Company's assets and liabilities.

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

The Company manages the interest-rate risk inherent in its core banking operations primarily using on-balance sheet instruments that sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed fund maturities. When appropriate, the Company will utilize off-balance sheet interest rate instruments such as interest-rate swaps, interest rate floors and interest rate corridor agreements, among other instruments. At June 30, 2000, the Company had interest rate floor agreements in the notional amount of $345 million of which $200 million are used to hedge mortgage servicing rights discussed below and the remaining $145 million were purchased to hedge variable rate loans. These floors will mature no later than June 2001 and may expire worthless as their strike prices are currently well below market prices. The Company also has $50 million of interest rate swaps that mature in January 2001 in which the Company pays a fixed rate of 4.99% and receives a floating rate equal to 3-month LIBOR. The Company also has $50 million of interest rate corridors that mature in December 2003 in which the Company receives payments when the 3-month LIBOR is between 6% and 7%.

The Company's policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 5%. The Company was in compliance with this limit at June 30, 2000. The Company also monitors gradual changes in market interest rates which it believes better represents its exposure to net interest income. The following table reflects the estimated percentage exposure of the Company's net interest income for the 12 months following the date indicated assuming a gradual shift in market interest rates of 100 and 200 basis points, respectively.

                 200 Basis Point  00 Basis Point  100 Basis Point  200 Basis Point
                  Rate Decrease    Rate Decrease    Rate Increase    Rate Increase
                 ---------------  ---------------  ---------------  ---------------
June 30, 2000       1.79%              1.91%           (2.02%)           (3.14%)
                    =====              =====           ======            ======

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

The Company uses interest rate floors, U.S. Treasury debt instruments and principal only strips to mitigate the prepayment risk associated with mortgage servicing rights (see "Non-Interest Income" for further details). At June 30, 2000, the Company had $200 million notional amount in interest rate floors and $20 million in principal only strips designated as hedges. For mortgage servicing rights, the adverse impact of current movements in interest rates on expected future cash flows must be recognized immediately through an adjustment to their carrying value. If interest rates decline, estimated future fee income from mortgage servicing rights is reduced because of an expected increase in mortgage prepayments.

The following table sets forth the net exposure at the date indicated of the carrying value of mortgage servicing rights and identified hedging instruments, assuming an immediate shift by the indicated amount in market interest rates.

                             200 Basis Point  100 Basis Point  100 Basis Point  200 Basis Point
                              Rate Decrease    Rate Decrease    Rate Increase    Rate Increase
                             -------------------------------------------------------------------
                                                   (Dollars in thousands)
   Mortgage servicing right    ($17,900)         ($7,600)          $5,470           $7,900
   Interest rate floors           6,600            2,400             (650)            (760)
   Principal only strips          5,500            1,950           (1,250)          (2,200)

                             -------------------------------------------------------------------
   Net exposure                 ($5,800)         ($3,250)          $3,570           $4,940
                             ===================================================================

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

The most significant factors affecting market risk exposure of net interest income during 2000 has been (i) the increase in interest rates, (ii) changes in the yield curve for U.S. Government securities, (iii) changes in the composition of mortgage assets (iv) increases in adjustable rate borrowings with embedded interest rate caps and (v) the decreases of assets and off-balance sheet interest-rate instruments used to hedge mortgage servicing rights.

The Company's earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at June 30, 2000, the Company's commitments or debt service requirements consisted primarily of junior subordinated debentures issued to two subsidiaries, $68.8 million to

Peoples Heritage Capital Trust I and $30 million to Banknorth Capital Trust I, in connection with the issuance of 9.06% Capital Securities due 2027 and 10.52% Capital Securities due 2027, respectively. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations. Other potential sources include public and private borrowings.

Banking Subsidiaries

For banking subsidiaries of the Company, liquidity represents the ability to fund asset growth or accommodate deposit withdrawals. Liquidity risk is the danger that the banks cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional retail deposits, the banks have various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits

The Company continually monitors and forecasts its liquidity position. There are several interdependent methods used by the Company for this purpose, including daily review of fed funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

As of June 30, 2000, the banks had in the aggregate $1.8 billion of "immediately accessible liquidity", defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 15% of deposits or 10% of assets. The Company's current policy minimum is 10% of deposits.

Also as of June 30, 2000, the banks had in the aggregate "potentially volatile funds" of $1.2 billion. These are funds that might flow out of the banks over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of June 30, 2000, the ratio of "immediately accessible liquidity" to "potentially volatile funds" was 151%, versus a policy minimum of 100%.

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

CAPITAL

At June 30, 2000, shareholders' equity amounted to $1.2 billion. In addition, through subsidiary trusts, the Company had outstanding at such date $98.8 million of Capital Securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.125 per share dividend on its common stock during each of the second and first quarters of 2000. In July 1999, the Company authorized a 4,000,000 share repurchase program. The Company completed this repurchase program in the first quarter of 2000 at a total cost of $66.1 million, having repurchased 912,500 shares for $12.3 million, or an average price of $13.53 per share.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

TABLE 9 - Regulatory Capital Requirements
(Dollars in thousands)                                                      For Capital Adequacy
                                                            Actual                Purposes                Excess
                                                   -----------------------  ---------------------  -------------------
                                                     Amount        Ratio      Amount      Ratio     Amount      Ratio
                                                   -----------   ---------  ----------   -------   ----------  -------
As of June 30, 2000:

Total capital (to risk weighted assets)            $1,415,680      11.90%     951,716     8.00%   $ 463,964    3.90%
Tier 1 capital (to risk weighted assets)            1,267,438      10.65%     475,858     4.00%     791,580    6.65%
Tier 1 leverage capital ratio (to average assets)   1,267,438       6.92%     733,023     4.00%     534,415    2.92%

As of December 31, 1999:

Total capital (to risk weighted assets)             1,376,171      12.02%     916,232     8.00%     459,939    4.02%
Tier 1 capital (to risk weighted assets)            1,232,863      10.76%     458,115     4.00%     774,748    6.76%
Tier 1 leverage capital  (to average assets)        1,232,863       6.75%     730,693     4.00%     502,170    2.75%

Net risk weighted assets were $11.9 billion and $11.5 billion at June 30, 2000 and December 31, 1999, respectively.

The Company's banking subsidiaries are also subject to federal regulatory capital requirements. At June 30, 2000, each of the Company's banking subsidiaries was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable capital requirements.

COMPLETED ACQUISITION

On May 10, 2000, the Company completed the acquisition of Banknorth Group, Inc., which was effected by means of the merger of Banknorth Group, Inc. with and into the Company under the pooling-of-interests method of accounting. The Company changed its name to "Banknorth Group, Inc." as a result of the merger. As a result of the merger and the change in the name of the Company, the Company's symbol on the Nasdaq stock market is now BKNG. Upon consummation of the merger, each share of Banknorth common stock outstanding was automatically converted into the right to receive 1.825 shares of Company common stock including each attached right issued pursuant to the Company's shareholder rights plan with cash in lieu of fractional share interests.

NEW INITIATIVES

The Company has begun an E-commerce initiative which is expected to be rolled out in three phases starting in the fourth quarter of this year. The E-commerce initiatives will be designed to complement the Company's existing delivery channels and be competitive with web based products offered by most regional banks. The total investment is expected to be $30 to $40 million over the next three years which is expected to be offset through operating efficiencies and enhanced revenue.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement currently is scheduled to be effective for the Company for years beginning January 1, 2001 and is not expected to have a significant impact on the Company's financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management" is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2. Changes in securities and use of proceeds - not applicable.

Item 3. Defaults upon senior securities - not applicable.

Item 4. Submission of matters to a vote of security holders.

(a) An annual meeting of shareholders of the Company was held on April 25, 2000 ("Annual Meeting").

(b)        Not applicable.

(c) There were 101,333,614 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 85,319,871 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal ere as follows:

               1. Election of directors for a three-year term:

                  Director Nominees Elected for Three Year Terms:

                                                   FOR             AGAINST
                  Gary G. Bahre                 83,279,614        2,040,248
                  David D. Hindle               81,690,393        3,629,471
                  Malcolm W. Philbrook, Jr.     81,759,896        3,559,969
                  Paul R. Shea                  83,468,381        1,851,481
                  John E. Veasey                83,320,536        1,996,328

               2. Proposal to amend the Articles of Incorporation of the
                  company to increase the number of authorized shares of Common Stock of the Company form 200,000,000 to 400,000,000.


                        FOR             AGAINST           ABSTAIN
                        81,627,113      3,170,685         522,057

               3. Proposal to amend the Amended and Restated 1995 Stock Option
                  Plan for Non-employee Directors to authorize the issuance of up to an additional 530,000 shares of Common Stock.

                        FOR             AGAINST           ABSTAIN
                        76,749,580      7,304,971         1,265,303

               4. Proposal to ratify the appointment of KPMG LLP as the
                  Company's independent auditors for the year ending December 31, 2000.

                        FOR             AGAINST           ABSTAIN
                        84,856,769      224,463                 238,626

Item 5.  Other Information - not applicable.



Item 6. Exhibits and reports on Form 8-K.

        (a) Exhibit 27 - Financial Data Schedule.

        (b) The Company filed a Current Report on Form 8-K on April 25, 2000, May 11, 2000, and July 26, 2000.

                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BANKNORTH GROUP, INC.



Date: August 14, 2000              By:   /s/ William J. Ryan
                                         -------------------------------
                                         William J. Ryan
                                         Chairman, President and
                                         Chief Executive Officer



Date: August 14, 2000              By:   /s/ Peter J. Verrill
                                         -------------------------------
                                         Peter J. Verrill
                                         Executive Vice President,
                                         Operating Officer and
                                         Chief Financial Officer




Date: August 14, 2000               By:   /s/ Stephen J. Boyle
                                         -------------------------------
                                         Stephen J. Boyle
                                         Executive Vice President and
                                         Controller
                                         (principal accounting officer)