Form 10-Q
period 2000-09-30
BANKNORTH GROUP INC/ME
filed 2000-11-14
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16947

     BANKNORTH GROUP, INC. (formerly Peoples Heritage Financial Group, Inc.)
   -------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Maine                                    01-0437984
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

       Two Portland Square, Portland, Maine                 04112
     ----------------------------------------             ----------
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

Yes [x]    No  [ ]

The number of shares outstanding of the Registrant's common stock and related stock purchase rights as of October 31, 2000 is:

Common stock, par value $.01 per share                          144,820,551
--------------------------------------                         -------------
             (Class)                                           (Outstanding)

                                      INDEX

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999                   3

                  Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 2000 and 1999                                4

                  Consolidated Statements of Changes in Shareholders'
                  Equity - Nine months ended September 30, 2000 and 1999     5

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 1999              6

                  Notes to Consolidated Financial Statements                 7

         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               32

PART II. OTHER INFORMATION

         Item 1.  Legal proceedings                                         32

         Item 2.  Changes in securities and use of proceeds                 32

         Item 3.  Defaults upon senior securities                           32

         Item 4.  Submission of matters to a vote of security holders       32

         Item 5   Other information                                         32

         Item 6   Exhibits and reports on Form 8-K                          32

         Signatures                                                         32

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                             September 30,     December 31,
                                                                                 2000              1999
                                                                             -------------     ------------
ASSETS                                                                        (Unaudited)
Cash and due from banks                                                      $    482,730      $    546,816
Federal funds sold and other short term investments                                27,264           229,579
Securities available for sale, at market value                                  5,761,558         6,316,031
Securities held to maturity (fair value of $473,228 and $535,605 at September 30, 2000
   and December 31, 1999, respectively)                                           474,978           557,151
Loans held for sale                                                                38,884            82,318
Loans and leases:
   Residential real estate mortgages                                            2,267,650         2,270,417
   Commercial real estate mortgages                                             2,969,332         2,696,317
   Commercial business loans and leases                                         2,245,803         1,924,201
   Consumer loans and leases                                                    3,258,239         2,963,721
                                                                             ------------      ------------
                                                                               10,741,024         9,854,656
   Less:  Allowance for loan and lease losses                                     156,867           155,048
                                                                             ------------      ------------
          Net loans and leases                                                 10,584,157         9,699,608
                                                                             ------------      ------------
Premises and equipment                                                            189,710           192,540
Goodwill and other intangibles                                                    191,245           184,381
Mortgage servicing rights                                                          41,029            52,724
Bank-owned life insurance                                                         302,191           288,783
Other assets                                                                      368,577           358,333
                                                                             ------------      ------------
                                                                             $ 18,462,323      $ 18,508,264
                                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Regular savings                                                           $  1,445,146      $  1,567,776
   Money market and NOW accounts                                                3,940,488         3,698,934
   Certificates of deposit                                                      4,554,514         4,448,229
   Brokered deposits                                                               65,591           173,798
   Demand deposits                                                              2,063,665         1,821,764
                                                                             ------------      ------------
        Total deposits                                                         12,069,404        11,710,501
Federal funds purchased and securities sold under repurchase agreements           866,953         1,302,821
Borrowings from the Federal Home Loan Bank of Boston                            3,806,025         3,997,819
Other borrowings                                                                  166,890            66,838
Other liabilities                                                                 143,337           139,236
                                                                             ------------      ------------
        Total liabilities                                                      17,052,609        17,217,215
                                                                             ------------      ------------

Company obligated, mandatory redeemable securities of subsidiary trusts            98,775            98,775
        holding solely parent junior subordinated debentures

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized,               --                --
        none issued)
Common stock (par value $0.01 per share, 400,000,000 and 200,000,000 shares
       authorized, 149,584,289 and 149,623,204 shares issued)                       1,496             1,496
Paid-in capital                                                                   616,926           617,523
Retained earnings                                                                 858,118           787,238
Unearned compensation                                                              (1,438)           (2,751)
Accumulated other comprehensive income (loss)                                     (82,900)         (125,394)
Treasury stock, at cost (4,627,254 shares and 4,649,306 shares)                   (81,263)          (85,838)
                                                                             ------------      ------------
        Total shareholders' equity                                              1,310,939         1,192,274
                                                                             ------------      ------------
                                                                             $ 18,462,323      $ 18,508,264
                                                                             ============      ============


See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data) (Unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                        -------------------------------     -------------------------------
                                                             2000              1999             2000               1999
                                                        -------------      ------------     -------------      ------------
Interest and dividend income:
   Interest on loans and leases                         $     228,802      $    203,925     $     659,766      $    619,643
   Interest and dividends on securities                       107,757           113,404           333,240           284,590
                                                        -------------      ------------     -------------      ------------
      Total interest and dividend income                      336,559           317,329           993,006           904,233
Interest expense:
   Interest on deposits                                       107,119            91,971           302,978           280,622
   Interest on borrowed funds                                  78,727            65,358           230,977           159,243
                                                        -------------      ------------     -------------      ------------
      Total interest expense                                  185,846           157,329           533,955           439,865
      Net interest income                                     150,713           160,000           459,051           464,368
Provision for loan and lease losses                             6,250             6,165            17,167            17,570
                                                        -------------      ------------     -------------      ------------
      Net interest income after provision
         for loan and lease losses                            144,463           153,835           441,884           446,798

Noninterest income:
   Customer services                                           20,801            18,390            59,882            49,830
   Mortgage banking services                                    6,172             4,220            14,813            17,615
   Insurance commissions                                        6,030             4,681            16,003            14,277
   Trust services                                               8,612             8,382            26,039            25,374
   Investment advisory services                                 1,679             1,696             5,115             4,402
   Bank-owned life insurance income                             4,216             3,811            13,481            11,608
   Merchant and card product income, net                        4,021             3,674            11,560             9,213
   Net securities gains (losses)                                  (23)                9                 2               655
   Losses on securities restructuring                              --                --           (15,895)               --
   Other noninterest income                                     4,559             2,917            16,122             8,910
                                                        -------------      ------------     -------------      ------------
                                                               56,067            47,780           147,122           141,884
Noninterest expenses:
   Salaries and employee benefits                              53,175            57,922           170,461           171,381
   Data processing                                              9,024             9,364            27,060            29,421
   Occupancy                                                    9,287             9,803            30,320            29,695
   Equipment                                                    8,010             7,726            23,575            22,245
   Distributions on securities of subsidiary trusts             2,346             2,347             7,040             7,496
   Amortization of goodwill and other intangibles               5,268             5,166            15,669            15,465
   Special charges                                                414                --            43,022            31,891
   Other noninterest expenses                                  24,525            24,881            75,250            73,253
                                                        -------------      ------------     -------------      ------------
                                                              112,049           117,209           392,397           380,847

Income before income tax expense                               88,481            84,406           196,609           207,835
Applicable income tax expense                                  27,890            28,132            67,239            69,712
                                                        -------------      ------------     -------------      ------------
      Net income                                        $      60,591      $     56,274     $     129,370      $    138,123
                                                        =============      ============     =============      ============

Weighted average shares outstanding:
      Basic                                               144,680,123       145,628,899       144,468,306       146,118,999
      Diluted                                             145,736,317       147,188,579       145,382,650       147,868,635
Earnings per share:
      Basic                                             $        0.42      $       0.39     $        0.90      $       0.95
      Diluted                                                    0.42              0.38              0.89              0.93



See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                                                           Accumulated
                                                                                 Unearned     Other
                                                Par       Paid-in     Retained    Compen-  Comprehensive  Treasury
                                               Value      Capital     Earnings    sation   Income (Loss)   Stock        Total
                                              --------    --------    --------   --------  -------------  ---------   ----------
Balances at December 31, 1999                 $  1,496    $617,523    $787,238    $(2,751)   $(125,394)   $(85,838)   $1,192,274

Net income                                          --          --     129,370         --           --          --       129,370
Unrealized gain on securities, net of
   reclassification adjustment                      --          --          --         --       42,494          --        42,494
                                                                                                                      ----------
      Comprehensive income                                                                                               171,864
                                                                                                                      ----------
Common stock issued for employee benefit
   plans                                            --          --      (5,708)        --           --      14,341         8,633

Common stock issued for acquisition                  1       1,324          --         --           --          --         1,325

Cancellation of treasury shares at
   acquisition                                      (1)     (2,206)         --         --           --       2,207            --

Treasury stock purchased                            --          --          --         --           --     (12,343)      (12,343)

Decrease in unearned compensation                   --         775          --        321           --          --         1,096

Issuance of restricted stock                        --         (82)       (165)        --           --         370           123

Amortization of restricted stock awards             --        (390)         --        992           --          --           602

Payment of fractional shares                        --         (18)         --         --           --          --           (18)

Cash dividends                                      --          --     (52,617)        --           --          --       (52,617)
                                              --------    --------    --------    -------    ---------    --------    ----------
Balances at September 30, 2000                $  1,496    $616,926    $858,118    $(1,438)   $( 82,900)   $(81,263)   $1,310,939
                                              ========    ========    ========    =======    =========    ========    ==========
Balances at December 31, 1998                 $  1,496    $618,624    $669,357    $(3,756)   $   1,858    $(65,189)   $1,222,390

Net income                                          --          --     138,123         --           --          --       138,123
Unrealized losses on securities, net of
   reclassification adjustment                      --          --          --         --      (85,626)         --       (85,626)
                                                                                                                      ----------
      Comprehensive income                                                                                                52,497
                                                                                                                      ----------
Common stock issued for employee benefit
   plans                                            --          --      (9,792)        --           --      26,391        16,599

Treasury stock purchased                            --          --          --         --           --     (53,745)      (53,745)

Decrease in unearned compensation                   --       1,167          --        576           --          --         1,743

Issuance of restricted stock                        --         160        (271)      (655)          --       1,189           423

Amortization of restricted stock awards             --        (571)         --        699           --          --           128

Premium on repurchase of trust preferred
   securities                                       --      (1,801)         --         --           --          --        (1,801)

Payment of fractional shares                        --          (3)         --         --           --          --            (3)

Cash dividends                                      --          --     (49,109)        --           --          --       (49,109)
                                              --------    --------    --------    -------    ---------    --------    ----------
Balances at September 30, 1999                $  1,496    $617,576    $748,308    $(3,136)   $( 83,768)   $(91,354)   $1,189,122
                                              ========    ========    ========    =======    =========    ========    ==========


See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       2000              1999
                                                                   -------------     -------------
Cash flows from operating activities:
   Net income                                                      $    129,370      $   138,123
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan and lease losses                                17,167           17,570
      Depreciation                                                       20,466           20,119
      Amortization of goodwill and other intangibles                     15,669           15,465
      Provision for deferred tax expense                                (16,726)          (1,082)
      ESOP expense                                                        1,096            1,743
      Issuance and amortization of restricted stock                         725              551
      Net (gains) losses realized from sales of securities
         and consumer loans                                              11,135             (655)
      Net losses realized from sales of loans held for sale
        (a component of mortgage banking services)                         (150)             130
      Earnings from bank owned life insurance                           (13,481)         (12,201)
      Net (increase) decrease in mortgage servicing rights               11,695           (8,015)
      Proceeds from sales of loans held for sale                        184,408        1,012,031
      Residential loans originated and purchased for sale              (140,824)        (567,448)
      Net decrease (increase) in interest and dividends
        receivable and other assets                                     (38,277)         (35,760)
      Net increase (decrease) in other liabilities                        8,181           29,546
                                                                   ------------      -----------
Net cash provided (used) by operating activities                   $    190,454      $   610,117
                                                                   ------------      -----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale            $    106,220      $    49,653
   Proceeds from maturities and principal repayments of
      securities available for sale                                     729,429        1,384,779
   Purchases of securities available for sale                          (227,834)      (3,758,742)
   Proceeds from maturities and principal repayments of
      securities held to maturity                                        79,079           71,059
   Net (increase) decrease in loans and leases                         (931,215)        (369,620)
   Proceeds from sale of loans                                           34,234               --
   Purchase of bank owned life insurance                                     --         (165,406)
   Net additions to premises and equipment                              (21,716)         (16,721)
                                                                   ------------      -----------
Net cash provided (used) by investing activities                   $(   231,803)     $(2,804,998)
                                                                   ------------      -----------
Cash flows from financing activities:
   Net (decrease) increase in deposits                             $    358,903      $(  286,725)
   Net increase (decrease) in securities sold under
      repurchase agreements                                            (435,868)         (39,414)
   Proceeds from Federal Home Loan Bank of Boston borrowings         11,054,300        2,982,240
   Payments on Federal Home Loan Bank of Boston borrowings          (11,246,094)        (627,532)
   Net increase (decrease) in other borrowings                          100,052           19,385
   Repurchase of trust preferred securities                                  --          (33,026)
   Issuance of stock                                                      8,633           16,596
   Purchase of treasury stock                                           (12,343)         (53,745)
   Dividends paid                                                       (52,617)         (49,109)
   Other shareholders' equity, net                                          (18)              --
                                                                   ------------      -----------
Net cash provided by financing activities                          $(   225,052)     $ 1,928,670
                                                                   ------------      -----------
Increase (decrease) in cash and cash equivalents                   $(   266,401)     $(  266,211)
   Cash and cash equivalents at beginning of period                     776,395          838,594
                                                                   ------------      -----------
   Cash and cash equivalents at end of period                      $    509,994      $   572,383
                                                                   ============      ===========

For the nine months ended September 30, 2000 and 1999, interest of $535,742 and $436,198 and income taxes of $62,026 and $37,643 were paid, respectively.


See accompanying Notes to Consolidated Financial Statements.

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1999 Annual Report.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income for the Company are net income and unrealized gains (losses) on securities available for sale, net of tax. The following is a reconciliation of comprehensive income for the nine months ended September 30, 2000 and 1999.


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  2000           1999
                                                                                ---------      ---------
Net income                                                                      $ 129,370      $ 138,123
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
   Unrealized holding gains (losses) arising during the period                     32,164        (85,200)
Less: reclassification adjustment for gains (losses) included in net income       (10,330)           426
                                                                                ---------      ---------
Other comprehensive income (loss), net                                             42,494        (85,626)
                                                                                ---------      ---------
Comprehensive income                                                            $ 171,864      $  52,497
                                                                                =========      =========


NOTE 3 - EARNINGS PER SHARE

The computations of basic and diluted net income per share and weighted average shares outstanding follow (dollars in thousands, except per share amounts):


                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                       ----------------------------    ----------------------------
                                           2000            1999            2000            1999
                                       ------------    ------------    ------------    ------------
Net income                             $     60,591    $     56,274    $    129,370    $    138,123
                                       ============    ============    ============    ============

Weighted average shares outstanding
  Basic:                                144,680,123     145,628,899     144,468,306     146,118,999
    Effect of dilutive securities:
      Stock options                       1,056,194       1,559,680         914,344       1,749,636
                                       ------------    ------------    ------------    ------------
  Diluted                               145,736,317     147,188,579     145,382,650     147,868,635
                                       ============    ============    ============    ============

Net income per share:
  Basic                                $       0.42    $       0.39    $       0.90    $       0.95
  Diluted                                      0.42            0.38            0.89            0.93

NOTE 4 - COMPLETED ACQUISITION

On May 10, 2000, Peoples Heritage Financial Group, Inc. ("the Company") completed the acquisition of Banknorth Group, Inc., which was effected by means of the merger of Banknorth Group, Inc. with and into the Company. The Company changed its name to "Banknorth Group, Inc." as a result of the merger. As a result of the merger and the change in the name of the Company, the Company's symbol on the Nasdaq stock market is now BKNG. Upon consummation of the merger, each share of former Banknorth common stock outstanding was automatically converted into the right to receive 1.825 shares of Company common stock, including each attached right issued pursuant to the Company's shareholder rights plan (collectively, the "Common Stock"), with cash in lieu of fractional share interests. Approximately 42.9 million shares of Common Stock were issued or are issuable in connection with the merger. The Company accounted for the acquisition of Banknorth under the pooling-of-interests method and, as a result, the consolidated financial statements of the Company have been restated to reflect the acquisition at the beginning of each period presented. At December 31, 1999, the former Banknorth had total assets of $4.6 billion and total shareholders' equity of $341.3 million.

During the three months ended September 30, 2000, the Company completed the acquisition of two insurance agencies based in Massachusetts and Connecticut for a combination of cash and stock. These acquisitions were accounted for under the purchase method and, as a result, the acquired assets and liabilities were added to those of the Company at their respective fair values and the excess of the purchase price over the fair value of net assets acquired, which aggregated $22.5 million, was recorded as goodwill which will be amortized to expense over 20 years. In addition, under this method of accounting the results of operations of the acquired agencies are included in the Company's results of operations only from their respective dates of acquisition.

BANKNORTH GROUP, INC. AND SUBSIDIARIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

Banknorth Group, Inc. (the "Company") reported consolidated net income of $60.6 million, or $0.42 per diluted share, for the third quarter of 2000 as compared with $56.3 million, or $0.38 per diluted share, for the third quarter of 1999. This represents an 11% increase in diluted earnings per share.

The Company's return on average equity ("ROE") and return on average assets ("ROA") were 19.31% and 1.31%, respectively, for the third quarter ended September 30, 2000. ROE and ROA were 18.77% and 1.23%, respectively, for the quarter ended September 30, 1999.

The nine months ended September 30, 2000 included $58.9 million of non-operating items ($43.0 million net of tax). The nine months ended September 30, 1999 included "special items" of $31.9 million ($23.2 million after tax). "Special items" consist of special charges (see Table 5) and losses on securities restructuring. The Company's operating income for the nine months ended September 30, 2000 was $172.4 million, or $1.19 per diluted share, and ROE and ROA were 19.22% and 1.25%, respectively. Operating income for the nine months ended September 30, 1999 was $161.3 million, or $1.09 per diluted share, and ROE and ROA were 17.93% and 1.24%, respectively. Operating results for the nine months ended September 30, 2000 represent a 9% increase in diluted earnings per share from the comparable period last year.

The improved operating results for the third quarter of 2000 over the third quarter of 1999 were largely due to strong fee income and lower operating expenses which combined to more than offset lower net interest income. Noninterest income increased 17% compared to the third quarter of 1999. The growth in noninterest income was primarily due to a $2.4 million increase in customer service income, a $2.0 million increase in mortgage banking services income, a $1.3 million increase in insurance commissions and a $347 thousand increase in merchant and card product income. Noninterest expenses for the third quarter of 2000 decreased 4% from the same quarter in 1999. Contributing to the decrease was a $4.7 million decrease in salaries and benefits and a $340 thousand decrease in data processing expenses. The efficiency ratio (noninterest expense excluding distributions on securities of subsidiary trust and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains and losses, including losses on securities restructuring) was 52.85% in the third quarter of 2000 compared to 55.28% in the comparable period last year. Net interest income declined by $9.3 million due to lower margins related to higher prevailing interest rates. Selected quarterly data, ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

TABLE 1 - SELECTED QUARTERLY DATA
(Dollars in thousands, except per share data)

                                           2000          2000          2000          1999         1999        1999        1999
                                           Third        Second         First        Fourth        Third      Second       First
                                         ---------     ---------     ---------     ---------     --------    --------    --------
Net interest income                      $ 150,713     $ 153,165     $ 155,173     $ 159,861     $160,000    $153,328    $151,040
Provision for loan and lease losses          6,250         5,849         5,068         6,005        6,165       5,840       5,565
                                         ---------     ---------     ---------     ---------     --------    --------    --------
Net interest income after loan and
   lease loss provision                    144,463       147,316       150,105       153,856      153,835     147,488     145,475

Noninterest income (excluding
   securities transactions)                 56,090        56,744        50,181        49,910       47,771      50,340      43,118
Net securities gains (losses)                  (23)      (15,857)          (13)           --            9         403         243
Noninterest expenses (excluding
   special charges) (1)                    111,635       117,730       120,010       121,183      117,209     117,637     114,110
Special charges (1)                            414        37,271         5,337        (3,889)          --          60      31,831
                                         ---------     ---------     ---------     ---------     --------    --------    --------
Income before income taxes                  88,481        33,202        74,926        86,472       84,406      80,534      42,895
Income tax expense                          27,890        14,323        25,026        27,637       28,132      25,633      15,947
                                         ---------     ---------     ---------     ---------     --------    --------    --------
Net income                               $  60,591     $  18,879     $  49,900     $  58,835     $ 56,274    $ 54,901    $ 26,948
                                         =========     =========     =========     =========     ========    ========    ========

Earnings per share:
Basic                                    $    0.42     $    0.13     $    0.35     $    0.41     $   0.39    $   0.37    $   0.18
Diluted                                       0.42          0.13          0.34          0.40         0.38        0.37        0.18

Operating earnings per share
   (excluding special items) (1):
Basic                                    $    0.42     $    0.40     $    0.37     $    0.39     $   0.39    $   0.37    $   0.34
Diluted                                       0.42          0.40          0.37          0.39         0.38        0.37        0.34

Return on average assets (2)                  1.31%         0.41%         1.10%         1.28%        1.23%       1.26%       0.66%
Return on average equity (2)                 19.31%         6.48%        16.75%        19.64%       18.77%      17.89%       9.06%

Operating ratios:
Return on average assets (excluding
   special items) (1)(2)                      1.32%         1.27%         1.17%         1.22%        1.23%       1.27%       1.23%
Return on average equity (excluding
   special items) (1)(2)                     19.49%        19.82%        17.96%        18.84%       18.77%      17.91%      16.87%

Efficiency ratio (3)                         52.85%        54.97%        57.30%        56.65%       55.28%      56.59%      57.34%

Special items, net of related income
   tax effect (1)                        $     545     $  38,870     $   3,577     $(  2,389)    $      0    $     40    $ 23,205


(1) Special items consists of (i) special charges which consist of merger-related expenses, branch closing costs and, in the first quarter of 1999, one-time charges related to the discontinuance of the Company's correspondent mortgage business and (ii) losses on restructuring the investment portfolio.

(2)  Annualized.

(3) Represents noninterest expenses, excluding distributions on securities of subsidiary trusts and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains and losses.

COMPLETED ACQUISITIONS

During the third quarter of 2000, the Company completed the acquisition of the Palmer Goodell Insurance Agency, Inc. (based in Springfield, Massachusetts) and Arthur A. Watson & Co., Inc. (an insurance agency based in Wethersfield, Connecticut). These agencies, which were acquired for a combination of cash and stock, had combined annual revenues of approximately $18 million in 1999. The acquisitions resulted in goodwill of approximately $22.5 million being recorded, which is being amortized over 20 years. These insurance agency acquisitions are a key part of the Company's strategy to offer our customers a full range of financial services in all the markets served by it.

On May 10, 2000, the Company completed the acquisition of Banknorth Group, Inc., which was effected by means of the merger of Banknorth Group, Inc. with and into the Company under the pooling-of-interests method of accounting. The Company changed its name to "Banknorth Group, Inc." as a result of the merger. As a result of the merger and the change in the name of the Company, the Company's symbol on the Nasdaq stock market is now BKNG. Upon consummation of the merger, each share of Banknorth common stock outstanding was automatically converted into the right to receive 1.825 shares of Company common stock including each attached right issued pursuant to the Company's shareholder rights plan (collectively, the "Common Stock") with cash in lieu of fractional share interests.

NEW INITIATIVES

The Company has begun an e-commerce initiative which is expected to be rolled out in three phases starting in the fourth quarter of this year. The e-commerce initiative will be designed to complement the Company's existing delivery channels and be competitive with web-based products offered by most regional banks. The total investment is expected to be $30 to $40 million over the next three years which is expected to be offset through operating efficiencies and enhanced revenue.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully-taxable equivalent net interest income in the third quarter of 2000 decreased $9.2 million compared to the third quarter of 1999. The net interest margin declined from 3.79% in the third quarter of 1999 to 3.57% in the third quarter of 2000. The decrease was primarily attributable to higher prevailing interest rates and the net liability sensitive position of the Company. Average total earning assets increased by $171 million from the third quarter of 1999 to the third quarter of 2000. Average commercial real estate, commercial business and consumer loans all experienced significant growth while average residential real estate loans declined. Average securities decreased during the three months ended September 30, 2000, as compared to the comparable period in the prior year, due primarily to the repositioning of the securities portfolio in the second quarter of 2000 and continued runoff on mortgage-backed securities.

The Company's fully-taxable equivalent net interest income for the nine months ended September 30, 2000 decreased $4.6 million compared to the nine months ended September 30, 1999. The net interest margin declined from 3.88% for the nine months ended September 30, 1999 to 3.64% for the nine months ended September 30, 2000. Average total earning assets increased $861 million while interest-bearing liabilities increased $873 million. The decrease in fully-taxable equivalent net interest income was primarily attributable to the increased cost of interest-bearing liabilities. Table 2 shows quarterly average balances, net interest income by category and rates for each of the quarters in 2000 and 1999 as well as for the nine months ended September 30, 2000 and 1999. Table 3 shows the changes in fully taxable equivalent net interest income by category due to changes in rate and volume. See also "Interest Rate Risk and Asset Liability Management" below.

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

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                 2000 Third Quarter                    2000 Second Quarter
                                                    ------------------------------------------  ---------------------------------
                                                                                       Yield/     Average                 Yield/
                                                     Average Balance     Interest      Rate(1)    Balance     Interest    Rate(1)
                                                     ---------------   ------------    -------  -----------   --------    -------
Loans and leases (2):
  Residential real estate mortgages                   $  2,340,950     $     43,370     7.41%   $ 2,336,378   $ 44,190      7.57%
  Commercial real estate mortgages                       2,935,280           65,740     8.91      2,819,294     62,581      8.93
  Commercial business loans and leases                   2,205,430           51,110     9.22      2,132,627     48,021      9.06
  Consumer loans and leases                              3,193,830           69,489     8.65      3,101,735     66,598      8.64
                                                      ------------     ------------             -----------   --------
     Total loans and leases                             10,675,490          229,709     8.57     10,390,034    221,390      8.56
Securities                                               6,298,451          107,303     6.81      6,478,785    109,892      6.79
Federal funds sold and other short-term investments         63,155              958     6.04         80,250      1,266      6.34
                                                      ------------     ------------             -----------   --------
   Total earning assets                                 17,037,096          337,970     7.91     16,949,069    332,548      7.87
                                                                       ------------                           --------
Noninterest-earning assets                               1,408,636                                1,398,125
                                                      ------------                              -----------
   Total assets                                       $ 18,445,732                              $18,347,194
                                                      ============                              ===========

Interest-bearing deposits:
  Regular savings                                     $  1,469,374     $      7,643     2.07    $ 1,545,893      8,037      2.09
  NOW and money market accounts                          3,898,780           34,877     3.56      3,770,025     31,269      3.34
  Certificates of deposit                                4,529,819           63,160     5.55      4,540,737     59,822      5.30
  Brokered deposits                                         86,953            1,439     6.58        123,670      1,994      6.49
                                                      ------------     ------------             -----------   --------
    Total interest-bearing deposits                      9,984,926          107,119     4.27      9,980,325    101,122      4.08
Borrowed funds                                           4,962,974           78,727     6.31      5,086,715     76,767      6.07
                                                      ------------     ------------             -----------   --------
    Total interest-bearing liabilities                  14,947,900          185,846     4.95     15,067,040    177,889      4.75
                                                                       ------------                           --------
Non-interest bearing deposits                            2,046,112                                1,875,798
Other liabilities                                          104,804                                  133,627
Securities of subsidiary trusts                             98,775                                   98,775
Shareholders' equity                                     1,248,141                                1,171,954
                                                      ------------                              -----------
   Total liabilities and shareholders' equity         $ 18,445,732                              $18,347,194
                                                      ============                              ===========

Net earning assets                                    $  2,089,196                              $ 1,882,029
                                                      ============                              ===========

Net interest income (fully-taxable equivalent)                              152,124                            154,659
Less: fully-taxable equivalent adjustments                                   (1,411)                            (1,494)
                                                                       ------------                           --------
   Net interest income                                                 $    150,713                           $153,165
                                                                       ============                           ========
Net interest rate spread (fully-taxable equivalent)                                     2.96%                               3.12%
Net interest margin (fully-taxable equivalent)                                          3.57%                               3.67%

-------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)


                                                                 2000 First Quarter                    1999 Fourth Quarter
                                                    ------------------------------------------  ---------------------------------
                                                                                       Yield/     Average                 Yield/
                                                     Average Balance     Interest      Rate(1)    Balance     Interest    Rate(1)
                                                     ---------------   ------------    -------  -----------   --------    -------
Loans and leases (2):
  Residential real estate mortgages                   $  2,337,127     $     43,536     7.45%   $ 2,356,697   $ 43,190      7.33%
  Commercial real estate mortgages                       2,731,631           60,698     8.94      2,695,579     60,710      8.94
  Commercial business loans and leases                   1,952,209           43,019     8.86      1,865,582     40,957      8.71
  Consumer loans and leases                              3,036,234           64,193     8.50      2,908,574     63,008      8.59
                                                      ------------     ------------             -----------   --------
     Total loans and leases                             10,057,201          211,446     8.45      9,826,432    207,865      8.39
Securities                                               6,783,530          114,163     6.74      7,030,811    115,643      6.58
Federal funds sold and other short-term investments         79,032            1,091     5.55         80,898      1,208      5.92
                                                      ------------     ------------             -----------   --------
   Total earning assets                                 16,919,763          326,700     7.75     16,938,141    324,716      7.61
                                                                       ------------                           --------
Noninterest-earning assets                               1,393,153                                1,362,000
                                                      ------------                              -----------
   Total assets                                       $ 18,312,916                              $18,300,141
                                                      ============                              ===========

Interest-bearing deposits:
  Regular savings                                     $  1,561,943     $      8,176     2.11    $ 1,604,451      8,427      2.08
  NOW and money market accounts                          3,639,746           27,701     3.06      3,644,631     26,356      2.87
  Certificates of deposit                                4,505,049           56,716     5.06      4,511,629     56,058      4.93
  Brokered deposits                                        131,218            2,144     6.57        143,328      2,062      5.71
                                                      ------------     ------------             -----------   --------
    Total interest-bearing deposits                      9,837,956           94,737     3.87      9,904,039     92,903      3.72
Borrowed funds                                           5,262,911           75,483     5.77      5,142,011     70,522      5.44
                                                      ------------     ------------             -----------   --------
    Total interest-bearing liabilities                  15,100,867          170,220     4.53     15,046,050    163,425      4.31
                                                                       ------------                           --------
Non-interest bearing deposits                            1,798,107                                1,861,423
Other liabilities                                          117,311                                  105,295
Securities of subsidiary trusts                             98,775                                   98,775
Shareholders' equity                                     1,197,856                                1,188,598
                                                      ------------                              -----------
   Total liabilities and shareholders' equity         $ 18,312,916                              $18,300,141
                                                      ============                              ===========

Net earning assets                                    $  1,818,896                              $ 1,892,091
                                                      ============                              ===========

Net interest income (fully-taxable equivalent)                              156,480                            161,291
Less: fully-taxable equivalent adjustments                                   (1,307)                            (1,430)
                                                                       ------------                           --------
   Net interest income                                                 $    155,173                           $159,861
                                                                       ============                           ========
Net interest rate spread (fully-taxable equivalent)                                     3.22%                               3.30%
Net interest margin (fully-taxable equivalent)                                          3.70%                               3.78%


-------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                 1999 Third Quarter                    1999 Second Quarter
                                                    ------------------------------------------  ---------------------------------
                                                                                       Yield/     Average                 Yield/
                                                     Average Balance     Interest      Rate(1)    Balance     Interest    Rate(1)
                                                     ---------------   ------------    -------  -----------   --------    -------
Loans and leases (2):
  Residential real estate mortgages                   $  2,535,350     $     46,886     7.40%   $ 2,687,207   $ 49,778      7.41%
  Commercial real estate mortgages                       2,626,837           57,882     8.74      2,517,706     55,123      8.78
  Commercial business loans and leases                   1,862,931           40,058     8.53      1,796,819     38,421      8.58
  Consumer loans and leases                              2,754,214           59,996     8.64      2,683,791     58,311      8.71
                                                      ------------     ------------             -----------   --------
   Total loans and leases                                9,779,332          204,822     8.31      9,685,523    201,633      8.35
Securities                                               6,989,116          112,508     6.44      6,257,096     95,808      6.12
Federal funds sold and other short-term investments         97,563            1,313     5.34        208,006      2,542      4.90
                                                      ------------     ------------             -----------   --------
   Total earning assets                                 16,866,011          318,643     7.50     16,150,625    299,983      7.45
                                                                       ------------                           --------
Noninterest-earning assets                               1,303,766                                1,266,088
                                                      ------------                              -----------
   Total assets                                       $ 18,169,777                              $17,416,713
                                                      ============                              ===========

Interest-bearing deposits:
  Regular savings                                     $  1,640,217     $      8,627     2.09    $ 1,613,609      8,480      2.11
  NOW and money market accounts                          3,607,758           25,277     2.78      3,545,448     24,057      2.72
  Certificates of deposit                                4,541,065           55,791     4.87      4,671,041     57,914      4.97
  Brokered deposits                                        163,886            2,275     5.51        201,244      2,811      5.60
                                                      ------------     ------------             -----------   --------
    Total interest-bearing deposits                      9,952,926           91,970     3.67     10,031,342     93,262      3.73
Borrowed funds                                           5,015,825           65,358     5.17      4,148,710     52,208      5.05
                                                      ------------     ------------             -----------   --------
    Total interest-bearing liabilities                  14,968,751          157,328     4.17     14,180,052    145,470      4.11
                                                                       ------------                           --------
Non-interest bearing deposits                            1,810,848                                1,779,277
Other liabilities                                          101,867                                  126,708
Securities of subsidiary trusts                             98,775                                   99,987
Shareholders' equity                                     1,189,536                                1,230,689
                                                      ------------                              -----------
Total liabilities and shareholders' equity            $ 18,169,777                              $17,416,713
                                                      ============                              ===========

Net earning assets                                    $  1,897,260                              $ 1,970,573
                                                      ============                              ===========

Net interest income (fully-taxable equivalent)                              161,315                            154,513
Less: fully-taxable equivalent adjustments                                   (1,315)                            (1,185)
                                                                       ------------                           --------
   Net interest income                                                 $    160,000                           $153,328
                                                                       ============                           ========
Net interest rate spread (fully-taxable equivalent)                                     3.33%                               3.34%
Net interest margin (fully-taxable equivalent)                                          3.79%                               3.84%


-------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                 1999 First Quarter
                                                    ------------------------------------------
                                                                                       Yield/
                                                     Average Balance     Interest      Rate(1)
                                                     ---------------   ------------    -------
Loans and leases (2):
  Residential real estate mortgages                   $  3,461,965     $     64,656     7.47%
  Commercial real estate mortgages                       2,438,735           54,024     8.98
  Commercial business loans and leases                   1,708,703           38,096     9.04
  Consumer loans and leases                              2,739,169           58,788     8.70
                                                      ------------     ------------
   Total loans and leases                               10,348,572          215,564     8.45
Securities                                               4,730,964           71,543     6.05
Federal funds sold and other short-term investments        205,919            2,022     3.98
                                                      ------------     ------------
   Total earning assets                                 15,285,455          289,129     7.67
                                                                       ------------
Noninterest-earning assets                               1,233,435
                                                      ------------
   Total assets                                       $ 16,518,890
                                                      ============

Interest-bearing deposits:
  Regular savings                                     $  1,622,257     $      8,486     2,12
  NOW and money market accounts                          3,482,796           23,549     2.74
  Certificates of deposit                                4,749,889           60,722     5.18
  Brokered deposits                                        211,412            2,632     5.05
                                                      ------------     ------------
    Total interest-bearing deposits                     10,066,354           95,389     3.84
Borrowed funds                                           3,301,978           41,677     5.12
                                                      ------------     ------------
    Total interest-bearing liabilities                  13,368,332          137,066     4.16
                                                                       ------------
Non-interest bearing deposits                            1,731,140
Other liabilities                                           95,770
Securities of subsidiary trusts                            118,000
Shareholders' equity                                     1,205,648
                                                      ------------
Total liabilities and shareholders' equity            $ 16,518,890
                                                      ============

Net earning assets                                    $  1,917,123
                                                      ============

Net interest income (fully-taxable equivalent)                              152,063
Less: fully-taxable equivalent adjustments                                   (1,023)
                                                                       ------------
   Net interest income                                                 $    151,040
                                                                       ============
Net interest rate spread (fully-taxable equivalent)                                     3.51%
Net interest margin (fully-taxable equivalent)                                          4.03%


-------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                 Nine Months Ended                     Nine Months Ended
                                                                September 30, 2000                     September 30, 1999
                                                    ----------------------------------------   ----------------------------------
                                                                                     Yield/      Average                  Yield/
                                                    Average Balance     Interest     Rate(1)     Balance     Interest     Rate(1)
                                                    ---------------    -----------   -------   -----------   --------     -------
Loans and leases (2):
  Residential real estate mortgages                   $  2,332,940     $   131,110    7.49%    $ 2,891,447   $161,320      7.44%
  Commercial real estate mortgages                       2,835,199         189,019    8.91       2,528,449    167,029      8.83
  Commercial business loans and leases                   2,093,598         140,806    9.07       1,790,049    116,575      8.71
  Consumer loans and leases                              3,110,904         200,265    8.60       2,725,780    177,095      8.69
                                                      ------------     -----------             -----------   --------
   Total loans and leases                               10,372,641         661,200    8.53       9,935,725    622,019      8.37
Securities                                               6,519,446         332,702    6.78       5,999,481    279,859      6.22
Federal funds sold and other short-term investments         74,078           3,316    5.98         170,099      5,877      4.62
                                                      ------------     -----------             -----------   --------
   Total earning assets                                 16,966,165         997,218    7.84      16,105,305    907,755      7.54
                                                                       -----------                           --------
Noninterest earning assets                               1,391,624                               1,268,534
                                                      ------------                             -----------
   Total assets                                       $ 18,357,789                             $17,373,839
                                                      ============                             ===========

Interest-bearing deposits:
  Regular savings                                     $  1,525,531          23,828    2.09     $ 1,609,813     25,593      2.13
  NOW and money market accounts                          3,769,958          93,876    3.33       3,545,791     72,883      2.75
  Certificates of deposit                                4,520,689         179,697    5.31       4,653,203    174,427      5.01
  Brokered deposits                                        118,379           5,577    6.29         192,037      7,718      5.37
                                                      ------------     -----------             -----------   --------
    Total interest-bearing deposits                      9,934,557         302,978    4.07      10,000,844    280,621      3.75
Borrowed funds                                           5,100,917         230,977    6.05       4,161,769    159,243      5.12
                                                      ------------     -----------             -----------   --------
    Total interest-bearing liabilities                  15,035,474         533,955    4.74      14,162,613    439,864      4.15
                                                                       -----------                        -----------
Non-interest bearing deposits                            1,906,997                               1,789,674
Other liabilities                                          118,471                                 113,887
Securities of subsidiary trust                              98,775                                 104,528
Shareholders' equity                                     1,198,072                               1,203,137
                                                      ------------                             -----------
    Total liabilities and shareholders' equity        $ 18,357,789                             $17,373,839
                                                      ============                             ===========

Net earning assets                                    $  1,930,691                             $ 1,942,692
                                                      ============                             ===========

Net interest income (fully-taxable equivalent)                             463,263                            467,891
Less: fully-taxable equivalent adjustments                                  (4,212)                            (3,523)
                                                                       -----------                        -----------
   Net interest income                                                 $   459,051                        $   464,368
                                                                       ===========                        ===========
Net interest rate spread (fully-taxable equivalent)                                   3.10%                                3.39%
Net interest margin (fully-taxable equivalent)                                        3.64%                                3.88%

---------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

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

TABLE 3 -  RATE/VOLUME ANALYSIS
(Dollars in thousands)

                                   Three Months Ended September 30, 2000 vs.     Nine Months Ended September 30, 2000 vs.
                                       1999 Increase (decrease) due to               1999 Increase (decrease) due to
                                   -----------------------------------------    -------------------------------------------
                                                         Rate and    Total                             Rate and     Total
                                    Volume       Rate    Volume(1)   Change      Volume       Rate     Volume(1)    Change
                                   --------    --------  ---------  --------    --------    --------   ---------   --------
Interest income:
Loans and leases                   $ 18,719    $  6,391    $(223)   $ 24,887    $ 27,377    $ 11,901    $   (97)   $ 39,181
Securities                          (11,180)      6,500     (525)     (5,205)     24,212      25,152      3,479      52,843
Federal funds sold and other
   short-term investments              (462)        172      (65)       (355)     (3,321)      1,732       (972)     (2,561)
                                   --------    --------    -----    --------    --------    --------    -------    --------
Total interest income                 7,077      13,063     (813)     19,327      48,268      38,785      2,410      89,463
                                   --------    --------    -----    --------    --------    --------    -------    --------

Interest expense:
Interest-bearing deposits
   Regular savings                     (898)        (82)      (4)       (984)     (1,344)       (482)        61      (1,765)
   NOW and money market accounts      2,034       7,074      492       9,600       4,615      15,396        982      20,993
   Certificates of deposit             (138)      7,762     (255)      7,369      (4,970)     10,451       (211)      5,270
   Brokered deposits                 (1,066)        441     (211)       (836)     (2,961)      1,323       (503)     (2,141)
                                   --------    --------    -----    --------    --------    --------    -------    --------
Total interest-bearing deposits         (68)     15,195       22      15,149      (4,660)     26,688        329      22,357
Borrowed funds                         (687)     14,373     (317)     13,369      36,381      28,975      6,378      71,734
                                   --------    --------    -----    --------    --------    --------    -------    --------
Total interest expense                 (755)     29,568     (295)     28,518      31,721      55,663      6,707      94,091

Net interest income (fully
   taxable equivalent)             $  7,832    $(16,505)   $(518)   $ (9,191)   $ 16,547    $(16,878)   $(4,297)   $ (4,628)
                                   ========    ========    =====    ========    ========    ========    =======    ========

-------------------
(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NONINTEREST INCOME

Third quarter noninterest income totaled $56.1 million, a 17% increase from the third quarter of 1999. This increase was primarily due to customer service income (up $2.4 million or 13%), mortgage banking services income (up $2.0 million or 46%), insurance commissions income (up $1.3 million or 29%) and merchant and card product income (up $347 thousand or 9%). Other income increased $1.6 million or 56% due to increased loan fees and gains realized on venture capital and other investments. Noninterest income, excluding securities gains and losses, as a percent of total revenues was 27% and 23% for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, noninterest income amounted to $147.1 million and $141.9 million, respectively. The 17.3% increase was primarily due to increases in customer services income, merchant and card product income, insurance commissions income and bank owned life insurance income.

Customer services income in the third quarter of 2000 increased 13% from the third quarter of 1999. For the nine months ended September 30, 2000 and 1999, customer service income amounted to $59.9 million and $49.8 million, respectively, an increase of $10.1 million or 20.2%. These increases were primarily attributable to volume driven increases in checking account income, particularly increases in overdraft fees and ATM fee income.

Combined trust and investment advisory services income increased 2% from the third quarter of 1999 to the third quarter of 2000. For the nine months ended September 30, 2000 and 1999, combined trust and investment advisory services income amounted to $31.2 million and $29.8 million, respectively, an increase of 5%. Assets under management were $9.3 billion and $7.2 billion at September 30, 2000 and 1999, respectively.

Insurance commissions income was $6.0 million for the third quarter of 2000 compared to $4.7 million for the same period in 1999, an increase of 29%. For the nine months ended September 30, 2000 and 1999, insurance commissions income amounted to $16.0 million and $14.3 million, respectively, an increase of 12%. The increases in 2000 were partially attributable to the acquisition of an agency during August 2000.

Bank-owned life insurance ("BOLI") income was $4.2 million for the third quarter of 2000, compared to $3.8 million for the same period in 1999, an increase of 11%. For the nine months ended September 30, 2000 and 1999, BOLI income was $13.5 million and $11.6 million, respectively, an increase of 16%. There was a $1.2 million death benefit recorded in the first quarter of 2000 while the second quarter of 1999 included a $1.4 million death benefit. There was also increased income on higher average levels of BOLI in 2000. For the third quarter of 2000, the average carrying value of BOLI was $301 million compared to $281 million for the third quarter of 1999. BOLI covers certain employees of the Company's bank subsidiaries. Most of the Company's BOLI is invested in the "general account" of quality insurance companies. Standard and Poors rated all such companies AA- or better at September 30, 2000.

Merchant and card product income was $4.0 million for the third quarter of 2000, compared to $3.7 million for the same period in 1999, an increase of 9%. For the nine months ended September 30, 2000 and 1999, merchant and card product income was $11.6 million and $9.2 million, respectively, an increase of 25%. This income represents fees and interchange income generated by the use of Company-issued credit and debit cards and charges to merchants for credit card deposits. The increases were largely due to increased transaction volume.

Mortgage banking services income of $6.2 million and $4.2 million provided 11% and 9% of non-interest income for the quarters ended September 30, 2000 and 1999, respectively. The $2.0 million or 46% increase from the same quarter of last year was due to a $2.2 million gain on sale of mortgage servicing rights. The amount of loans serviced for others was $3.3 billion and $4.7 billion at September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, mortgage banking services income amounted to $14.8 million and $17.6 million, or 10% and 12% of noninterest income, respectively. The decrease was largely due to lower mortgage originations. See Table 4 for a summary of mortgage banking services income by quarter for 2000 and 1999.

Capitalized mortgage servicing rights amounted to $41.0 million at September 30, 2000, compared to $52.7 million at December 31, 1999. The decrease was due largely to the sale of mortgage servicing rights totaling $2.6 million in the third quarter of 2000 and $6.3 million in the first quarter of 2000. See Table 4 for details. Because mortgage servicing rights are an interest-rate sensitive asset, the value of the Company's mortgage servicing rights and the related mortgage banking services income may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. To mitigate the prepayment risk associated with adverse changes in interest rates and the resultant impairment to capitalized mortgage servicing rights and effects on mortgage banking services income, the Company has established a hedge program against a portion of its capitalized mortgage servicing rights to help protect its value and mortgage banking services income. Notwithstanding the foregoing, there can be no assurance that significant declines in interest rates will not have a material adverse impact on the Company's mortgage servicing rights and mortgage banking income or that the hedge program will be successful in mitigating the effects of such a decline.

TABLE 4 - MORTGAGE BANKING SERVICES
(Dollars in thousands)


                                                                     At or for the Three Months Ended
                                          ----------------------------------------------------------------------------------------
                                           9/30/00      6/30/00      3/31/00      12/31/99     9/30/99      6/30/99      3/31/99
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
RESIDENTIAL MORTGAGES
   SERVICED FOR INVESTORS                 $3,332,529   $3,832,996   $3,993,680   $4,540,948   $4,682,347   $4,840,625   $5,259,768
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

MORTGAGE SERVICING RIGHTS:

   Balance at beginning of period         $   44,135   $   44,780   $   52,724   $   54,132   $   53,352   $   50,924   $   45,409
   Mortgage servicing rights capitalized
      and purchased                            1,657           69          406        1,244        3,352        3,279        8,316
   Amortization charged against
      mortgage servicing fee income           (2,344)      (2,442)      (3,020)      (3,137)      (3,073)      (3,103)      (3,197)
   Change in impairment reserve                  162        1,728        1,005          485        1,343        2,597          875
   Mortgage servicing rights sold             (2,581)           -       (6,335)           -         (842)        (345)        (479)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Balance at end of period               $   41,029   $   44,135   $   44,780   $   52,724   $   54,132   $   53,352   $   50,924
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

MORTGAGE BANKING SERVICES INCOME:
   Sales income:
   Residential mortgage sales income      $    1,671   $      318   $      169   $     (386)  $    1,524   $    3,395   $    4,275
   Lower of cost or market adjustment -
      Loans held for sale                        108          (36)          30        1,028          731       (1,934)           -
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total sales income                       1,779          282          199          642        2,255        1,461        4,275
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

   Servicing income:
   Residential mortgage servicing
      income, net                              1,590        2,956        1,439        1,810        1,641        2,359        1,996
   Change in impairment reserve on
     mortgage servicing rights                   162        1,728        1,005          485        1,343        2,597          875
   Valuation adjustments - interest
      rate floor                                 460         (106)        (545)          78         (953)      (1,475)      (1,600)
   Gain (loss) on sale of capitalized
      mortgage servicing rights                2,181          124        1,559         (207)         (66)       2,924          (17)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total servicing income                   4,393        4,702        3,458        2,166        1,965        6,405        1,254
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

   Total                                  $    6,172   $    4,984   $    3,657   $    2,808   $    4,220   $    7,866   $    5,529
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========


                                                      Nine Months Ended
                                                  ------------------------
                                                   9/30/00         9/30/99
                                                  ---------       ---------
MORTGAGE BANKING SERVICES INCOME:
Sales income:
Residential mortgage sales income                 $  2,158        $  9,194
Lower of cost or market adjustment -
   Loans held for sale                                 102          (1,203)
                                                  --------        --------
   Total sales income                                2,260           7,991
                                                  --------        --------

Servicing income:
Residential mortgage servicing income, net           5,985           5,996
Change in impairment reserve on mortgage
   servicing rights                                  2,895           4,815
Valuation adjustments - interest rate floor           (191)         (4,028)
Gain (loss) on sale of capitalized mortgage
   servicing rights                                  3,864           2,841
                                                  --------        --------
   Total servicing income                           12,553           9,624
                                                  --------        --------
Total                                             $ 14,813        $ 17,615
                                                  ========        ========

The Company has reached agreement to sell the servicing rights on all residential mortgage loans which it now services for others. The sale will be in two installments and is expected to be completed by March 31, 2001. The Company anticipates a combined gain of approximately $7 million when the sale is completed. The Company also expects to sell the interest rate floor contracts which are used to hedge the prepayment risk related to the mortgage servicing rights asset. As these interest rate floor contracts are carried at market value, the Company does not expect to incur a significant gain or loss on their sale. The Company determined this asset could no longer meet its internal investment targets because of the relatively small size of its loans serviced for others portfolio, the increasing level of sophistication of the national competitors and the volatility inherent in the mortgage servicing rights asset.

For the nine months ended September 30, 2000, the Company incurred $15.9 million in losses on securities restructuring. During the second quarter of 2000, the Company restructured parts of its securities portfolio by selling $104 million of securities available for sale, realizing a loss of $15.9 million pre-tax ($10.3 million after-tax). The securities, with a weighted average yield of 5.73%, were primarily perpetual preferred stocks acquired in prior acquisitions, treasury bonds (remaining maturity greater than 10 years) and below investment grade debt securities. After the restructuring, the Company no longer holds any of these types of securities.

Other income increased by $1.6 million or 56% and by $7.2 million or 81% during the three and nine months ended September 30, 2000 and 1999, respectively, in each case as compared to the comparable period in the prior year. The increase in the third quarter was due to increases in loan fees and gains realized on venture capital and other investments. The increase for the nine months was attributable to these items as well as a $4.7 million gain on the sale of a $29 million credit card portfolio in June 2000.

NON-INTEREST EXPENSE

Non-interest expense was $112.0 million and $117.2 million for the quarters ended September 30, 2000 and 1999, respectively, representing a decrease of $5.2 million, or 4%. The efficiency ratio was 52.85% and 55.28% for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, noninterest expense, excluding special charges amounted to $349.4 million and $349.0 million, respectively, an increase of $400 thousand. The efficiency ratio was 55.03% and 56.38% for the nine months ended September 30, 2000 and 1999, respectively. For a description of the methodology used by the Company to calculate the efficiency ratio, See Note 3 to Table 1.

Salaries and benefits expense of $53.2 million for the quarter ended September 30, 2000 decreased $4.7 million or 8% from the same quarter of last year. The decline was due to favorable pension experience, lower incentive compensation and merger-related savings. On a year to date basis, salaries and benefits expense amounted to $170.5 million in 2000 compared to $171.4 million in 1999, representing a decrease of $920 thousand or 0.5%.

Data processing expense of $9.0 million for the quarter ended September 30, 2000 decreased $340 thousand or 4% from the same quarter a year ago. For the nine months ended September 30, 2000 and 1999, data processing expense amounted to $27.1 million and $29.4 million, respectively, a $2.3 million or 8% decrease. These decreases were primarily attributable to the absence in the current periods of costs incurred in 1999 in order to ensure that the Company's computer systems properly recognized the year 2000 as well as merger-related savings.

Occupancy expense of $9.3 million during the three months ended September 30, 2000 decreased $516 thousand or 5% from the same quarter in 1999 due to savings related to a decrease in the Company's branch network through the closing/sale of selected branch offices. For the nine months ended September 30, 2000 and 1999, occupancy expense amounted to $30.3 million and $29.7 million, a $625 thousand or 2% increase.

Equipment expense increased $284 thousand during the three months ended September 30, 2000 from the third quarter of last year. For the nine months ended September 30, 2000 and 1999, equipment expense was $23.6 million and $22.2 million, respectively, a $1.4 million or 6% increase. These increases were primarily due to depreciation relating to new equipment and software.

Amortization of goodwill and other intangibles was $5.3 million and $5.2 million for the quarters ended September 30, 2000 and 1999, respectively, and $15.7 million and $15.5 million for the nine months ended September 30, 2000 and 1999, respectively. The slight increase related to amortization of goodwill recorded in connection with the acquisition of an insurance agency during the quarter ended September 30, 2000.

Through September 30, 2000, special charges amounted to $43.0 million pre-tax ($32.1 million after tax) in 2000 and $31.9 million pre-tax ($23.2 million after tax) in 1999. Included in 2000 special charges were $41.6 million of merger-related expenses and $1.4 million of branch closing expenses related to the closing of 11 branches. Special charges in 1999 included merger-related expenses of $24.5 million and $7.4 million related to the discontinuance of the Company's correspondent mortgage lending business. The Company also incurred a $15.9 million pre-tax loss on the restructuring of the securities portfolio in the second quarter of 2000. The Company incurred $414 thousand of special charges in the quarter ended September 30, 2000 related to the Banknorth merger and to contract terminations. There were no special charges in the quarter ended September 30, 1999.

The following table summarizes activity related to special charges recorded from December 31, 1999 through September 30, 2000.

TABLE 5 - SPECIAL CHARGES
(Dollars in thousands)

                                                                                                       Non-Cash
                                                             Amount                        Cash       Reductions
                                               Balance    Included in                    Payments     Applied to    Balance at
                                             12/31/1999     Expense      Reallocations  (Receipts)      Reserve      9/30/2000
                                             ----------   -----------    -------------  ----------    ----------    ---------
BANKNORTH MERGER CHARGES

Severance costs                                $    -       $13,050         $    -        $11,094       $  725       $ 1,231
Data processing/systems integration                 -         5,167           (506)         2,600            -         2,061
Professional fees and transaction costs             -         8,250            506          8,406            -           350
Asset write-downs/facility costs                    -        11,798              -          1,759        6,120         3,919
Gain on divestiture of branch                       -        (4,250)             -         (4,250)           -             -
Customer communications                             -         6,314              -          5,043            -         1,271
Other costs                                         -         2,962              -          2,466            -           496
                                               ------       -------         ------        -------       ------       -------
Sub-total                                           -        43,291         $    -        $27,118       $6,845       $ 9,328
                                                                            ======        =======       ======       =======
Gain on curtailment of benefit plans                -        (8,100)
                                               ------       -------
                                               $    -       $35,191
                                               ======       =======

BRANCH CLOSINGS

Severance and salary costs                     $    -       $    68         $    -        $     -       $    -       $    68
Asset write-downs/lease terminations                -         1,063              -            310          753            --
Other costs                                         -           256              -            134            -           122
                                               ------       -------         ------        -------       ------       -------
                                               $    -       $ 1,387         $    -        $   444       $  753       $   190
                                               ======       =======         ======        =======       ======       =======

OTHER SPECIAL CHARGES

Write-down of auto lease residuals             $    -       $ 2,500         $    -        $     -       $2,500       $     -
Facility write-downs - Evergreen merger             -         1,253              -              -        1,253             -
Contract termination - merchant processing          -         3,091              -          3,091            -             -
Balance forward from CFX/SIS  mergers           1,628          (400)             -            905            -           323
                                               ------       -------         ------        -------       ------       -------
                                               $1,628       $ 6,444         $    -        $ 3,996       $3,753       $   323
                                               ======       =======         ======        =======       ======       =======


Other non-interest expenses decreased by $356 thousand or 1% and increased by $2.0 million or 3% during the three and nine months ended September 30, 2000, respectively, in each case as compared to the comparable periods in the prior year. The increase in the nine months ended September 30, 2000 related mainly to higher legal and professional service costs. The following table summarizes the principal components of other non-interest expenses for the periods indicated.

TABLE 6 - OTHER NON-INTEREST EXPENSES
(Dollars in thousands)


                                       2000      2000       2000       1999        1999       1999       1999
                                       Third    Second      First     Fourth       Third     Second      First
                                      Quarter   Quarter    Quarter    Quarter     Quarter    Quarter    Quarter
                                      -------   -------    -------    -------     -------    -------    -------
Advertising and marketing             $ 2,772   $ 3,606    $ 2,985    $ 3,774     $ 3,418    $ 3,498    $ 3,482
Telephone                               3,473     3,134      2,945      3,291       3,844      3,506      3,524
Office supplies                         2,436     2,673      2,166      2,232       2,232      2,664      2,208
Postage and freight                     2,267     2,376      2,470      2,254       2,185      2,218      2,640
Miscellaneous loan costs                1,545     1,717      2,203      1,108       2,420      2,180      2,194
Deposits and other assessments          1,110     1,002        961        957       1,219      1,033        962
Collection and carrying costs
    of non-performing assets              618       590        746        204         499        366        855
Other                                  10,304    10,672     10,479     12,307       9,064     10,612      6,430
                                      -------   -------    -------    -------     -------    -------    -------
Total                                 $24,525   $25,770    $24,955    $26,127     $24,881    $26,077    $22,295
                                      =======   =======    =======    =======     =======    =======    =======


                                                    Nine Months Ended
                                                ------------------------
                                                9/30/00          9/30/99
                                                -------          -------

Advertising and marketing                       $ 9,363          $10,398
Telephone                                         9,552           10,874
Office supplies                                   7,275            7,104
Postage and freight                               7,113            7,043
Miscellaneous loan costs                          5,465            6,794
Deposits and other assessments                    3,073            3,214
Collection and carrying costs
   of non-performing assets                       1,954            1,720
Other                                            31,455           26,106
                                                -------          -------
Total                                           $75,250          $73,253
                                                =======          =======


TAXES

The effective tax rate, excluding the effect of special charges, was 31% and 33% for the quarters ended September 30, 2000 and 1999, respectively, and 33% for each of the nine months ended September 30, 2000 and 1999, respectively. The 31% effective tax rate in the quarter ended September 30, 2000 related to lower state taxes.

OTHER COMPREHENSIVE INCOME

FASB Statement No. 130 requires disclosure of "Other comprehensive income." Comprehensive income amounted to $171.9 million and $52.5 million during the nine months ended September 30, 2000 and 1999, respectively, which were significantly greater and less than the Company's reported net income during the respective periods as a result of changes in the amount of unrealized gains and losses on the Company's portfolio of securities available for sale. For additional information, see Note 2 to the Consolidated Financial Statements included herein.

As a result of realized losses on available for sale securities and the effects of market conditions, the unrealized loss on the Company's securities portfolio declined $42.5 million, net of taxes, from December 31, 1999 to September 30, 2000. At September 30, 2000, the net unrealized loss of $127.2 million, before related tax effect, represented 2.2% of securities available for sale. The Company attempts to balance the interest rate risk of its assets with its liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of its liabilities, which tends to improve in rising interest rate environments, is not included in "other comprehensive income."

FINANCIAL CONDITION

LOANS AND LEASES

Total loans and leases (including loans held for sale) averaged $10.7 billion during the third quarter of 2000, an increase of $896 million or 9.2% from the third quarter of 1999. All loan categories experienced increases except for residential real estate loans. Average loans as a percent of average earning assets were 63% during the quarter ended September 30, 2000 compared to 60% during the quarter ended September 30, 1999.

Average residential real estate loans (which include mortgage loans held for sale) of $2.3 billion during the third quarter of 2000 declined $194 million from the third quarter of last year. The decline was primarily attributable to lower loans held for sale as a result of discontinuing the correspondent mortgage business in January 1999. Mortgage loans held for sale amounted to $38.9 million and $116.0 million at September 30, 2000 and 1999, respectively, and $82.3 million at December 31, 1999. The decline in loans held for sale was due primarily to the retention of a higher portion of residential real estate loan originations in portfolio and lower refinancing activity.

Average commercial real estate loans of $2.9 billion increased 12% from the third quarter of last year. The average yield on commercial real estate loans during the third quarter of 2000 was 8.91%, as compared to 8.74% in the third quarter of 1999.

Commercial loans and leases averaged $2.2 billion during the third quarter of 2000, an increase of 18% over the third quarter of 1999. The yield on commercial loans and leases increased to 9.22% in the third quarter of 2000 from 8.53% in the third quarter of 1999.

Average consumer loans and leases of $3.2 billion during the third quarter of 2000 increased 16% from the third quarter of 1999. The increase was primarily in indirect automobile and home equity loans. The average yield on consumer loans and leases increased from 8.64% in the third quarter of 1999 to 8.65% in the third quarter of 2000.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $6.3 billion during the third quarter of 2000, as compared to $7.0 billion in the third quarter of 1999, and consisted primarily of mortgage-backed securities, most of which are seasoned 15 year federal agency securities and U.S. Treasury securities. Other securities consisted of collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale are rated AAA or equivalently rated. The decrease in the Company's securities portfolio during 2000 was partially due to the sale of $104 million of securities to restructure the securities portfolio in the second quarter of 2000, as discussed above. The average yield on securities was 6.81% and 6.44% for the quarters ended September 30, 2000 and 1999, respectively. With the exception of the securitized residential real estate loans held in a REMIC that are classified as held to maturity and carried at cost, all of the Company's securities are classified as available for sale and carried at market value. Securities available for sale are carried at fair value and had an after-tax unrealized loss of $82.6 million and $125.1 million September 30, 2000 and December 31, 1999, respectively. The unrealized loss was 2.2% of total securities available for sale at September 30, 2000.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $56.9 million at September 30, 2000, or 0.31% of total assets, compared to $72.6 million or 0.40% of total assets at September 30, 1999. There were declines in all loan categories except for commercial real estate loans, which had a nominal increase. Significant declines were experienced in nonperforming residential real estate loans and commercial business loans. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 21% of the total loan portfolio at September 30, 2000, as compared with 23% at December 31, 1999. The Company's residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At September 30, 2000, 0.36% of the Company's residential loans were nonperforming, as compared with 0.76% at December 31, 1999 and 0.76% at September 30, 1999.

The Company's commercial real estate loan portfolio accounted for 28% of the total loan portfolio at September 30, 2000, as compared with 27% at December 31, 1999. Commercial real estate loans consist primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industries real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (including food stores). These loans generally are secured by properties located in the New England states and New York, particularly Maine, Massachusetts, New Hampshire and Vermont. At September 30, 2000, 0.60% of the Company's commercial real estate loans were nonperforming, as compared with 0.66% at December 31, 1999 and 0.67% at September 30, 1999.

The Company's commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at September 30, 2000, as compared with 20% at December 31, 1999. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts and, to a lesser extent, Vermont, New York and Connecticut. The Company's commercial business loans and leases are generally to small and medium size businesses located within its geographic market area. The Company generally does not emphasize the purchase of participations in syndicated commercial loans. At September 30, 2000, the Company had $179 million of participations in syndicated commercial loans and commitments to purchase an additional $136 million of such participations. At September 30, 2000, 0.78% of the Company's commercial business loans and leases were non-performing, as compared with 0.89% at December 31, 1999 and 1.10% at September 30, 1999.

The Company's consumer loan and lease portfolio accounted for 30% of the total loan portfolio at September 30, 2000, and at December 31, 1999. The Company has a diversified consumer loan and lease portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans. The Company's auto lease portfolio totaled $98.2 million at September 30, 2000. The Company stopped auto lease production following the acquisition of CFX Corporation in 1998 and Banknorth in the second quarter of 2000. At September 30, 2000, 0.17% of the Company's consumer loans and leases were nonperforming, as compared with 0.20% at December 31, 1999 and 0.23% at September 30, 1999.

At September 30, 2000, the Company had $8.2 million of accruing loans which were 90 days or more delinquent, as compared to $12.1 million of such loans at December 31, 1999. The decrease was primarily attributable to a decrease in residential real estate loans over 90 days delinquent, which the Company believes are well secured and in the process of collection.

TABLE 7 - NONPERFORMING ASSETS
(Dollars in thousands)


                                        9/30/00    6/30/00    3/31/00    12/31/99   9/30/99    6/30/99    3/31/99
                                        -------    -------    -------    --------   -------    -------    -------
Residential real estate loans:
Nonaccrual loans                        $ 8,258    $ 9,405    $14,204    $17,283    $16,978    $17,729    $16,412
Troubled debt restructurings                  -          -         27         28         30         30         31
                                        -------    -------    -------    -------    -------    -------    -------
   Total                                  8,258      9,405     14,231     17,311     17,008     17,759     16,443
                                        -------    -------    -------    -------    -------    -------    -------

Commercial real estate loans:
Nonaccrual loans                         17,212     18,270     15,621     16,754     16,536     21,605     23,415
Troubled debt restructurings                665        692        961      1,002      1,282      1,391      1,110
                                        -------    -------    -------    -------    -------    -------    -------
   Total                                 17,877     18,962     16,582     17,756     17,818     22,996     24,525
                                        -------    -------    -------    -------    -------    -------    -------

Commercial business loans and leases:
Nonaccrual loans                         17,396     16,570     19,818     17,027     20,440     22,944     18,827
Troubled debt restructurings                 39         39         39         82         83         80         40
                                        -------    -------    -------    -------    -------    -------    -------
   Total                                 17,435     16,609     19,857     17,109     20,523     23,024     18,867
                                        -------    -------    -------    -------    -------    -------    -------

Consumer loans and leases:
Nonaccrual loans                          5,650      5,110      4,861      5,951      6,446      6,199      8,465
Troubled debt restructurings                  -          -          -          -          -          5          5
                                        -------    -------    -------    -------    -------    -------    -------
   Total                                  5,650      5,110      4,861      5,951      6,446      6,204      8,470
                                        -------    -------    -------    -------    -------    -------    -------

Total nonperforming loans:
Nonaccrual loans                         48,516     49,355     54,504     57,015     60,400     68,477     67,119
Troubled debt restructurings                704        731      1,027      1,112      1,395      1,506      1,186
                                        -------    -------    -------    -------    -------    -------    -------
   Total                                 49,220     50,086     55,531     58,127     61,795     69,983     68,305
                                        -------    -------    -------    -------    -------    -------    -------

Other nonperforming assets:
Other real estate owned, net of
   related reserves                       6,432      8,419      9,027      8,154      8,042      7,903      9,058
Repossessions, net of
   related reserves                       1,246      2,125      2,792      2,911      2,773      3,411      4,457
                                        -------    -------    -------    -------    -------    -------    -------
Total other nonperforming assets          7,678     10,544     11,819     11,065     10,815     11,314     13,515
                                        -------    -------    -------    -------    -------    -------    -------

Total nonperforming assets              $56,898    $60,630    $67,350    $69,192    $72,610    $81,297    $81,820
                                        =======    =======    =======    =======    =======    =======    =======

Accruing loans which are
   90 days overdue                      $ 8,195    $ 7,211    $ 7,914    $12,131    $15,561    $19,342    $26,908
                                        =======    =======    =======    =======    =======    =======    =======

Total nonperforming loans as
   a percentage of total loans (1)         0.46%      0.48%      0.54%      0.59%      0.64%      0.74%      0.69%
Total nonperforming assets as
   a percentage of total assets            0.31%      0.33%      0.37%      0.37%      0.40%      0.45%      0.48%
Total nonperforming assets as
   a percentage of total loans
   and leases (1) and total
   other nonperforming assets              0.53%      0.58%      0.66%      0.70%      0.75%      0.85%      0.83%



--------------------------
(1) Total loans and leases are exclusive of loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $6.3 million and $6.2 million for loan and lease losses in the quarters ended September 30, 2000 and 1999, respectively. As shown in Table 8, net charge-offs for the third quarter of 2000 were $5.8 million, or 0.22% of average loans outstanding, compared to $7.0 million, or 0.28% of average loans outstanding, for the third quarter of 1999. The provisions for loan and lease losses during the quarter ended September 30, 2000 exceeded net charge-offs during the period in order to provide coverage for the increase in the loan portfolio during the period. At September 30, 2000, the allowance for loan and lease losses amounted to $156.9 million or 1.46% of total portfolio loans and leases, as compared to $157.0 million or 1.63% at September 30, 1999. The ratio of the allowance for loan and lease losses to nonperforming loans was 319% at September 30, 2000 and 254% at September 30, 1999.

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


TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                      2000 Third    2000 Second   2000 First    1999 Fourth  1999 Third   1999 Second   1999 First
                                        Quarter       Quarter       Quarter       Quarter      Quarter      Quarter      Quarter
                                      -----------   -----------   -----------   -----------  -----------  -----------  -----------
Average loans and leases outstanding
   during the period (1)              $10,675,490   $10,390,034   $10,057,201   $9,826,432   $9,779,332   $9,685,523   $10,348,572
                                      ===========   ===========   ===========   ==========   ==========   ==========   ===========

Allowance at beginning of period      $   156,464   $   155,078   $   155,048   $  156,953   $  157,774   $  156,231   $   155,098

Charge-offs:
Real estate mortgages                       1,989           894         1,425        2,609        2,868        2,516           705
Commercial business loans and leases          807         1,519           759        1,949        1,457          513         1,206
Consumer loans and leases                   5,046         4,382         5,956        5,678        5,434        5,539         5,560
                                      -----------   -----------   -----------   ----------   ----------   ----------   -----------
  Total loans charged off                   7,842         6,795         8,140       10,236        9,759        8,568         7,471
                                      -----------   -----------   -----------   ----------   ----------   ----------   -----------

Recoveries:
Real estate mortgages                         707           409           983          212          529        1,692           720
Commercial business loans and leases          440           619           667          600          826          872           890
Consumer loans and leases                     848         1,304         1,452        1,514        1,418        1,707         1,429
                                      -----------   -----------   -----------   ----------   ----------   ----------   -----------
  Total loans recovered                     1,995         2,332         3,102        2,326        2,773        4,271         3,039
                                      -----------   -----------   -----------   ----------   ----------   ----------   -----------
Net charge-offs                             5,847         4,463         5,038        7,910        6,986        4,297         4,432

Additions charged to operating
   expenses                                 6,250         5,849         5,068        6,005        6,165        5,840         5,565
                                      -----------   -----------   -----------   ----------   ----------   ----------   -----------
Allowance at end of period            $   156,867   $   156,464   $   155,078   $  155,048   $  156,953   $  157,774   $   156,231
                                      ===========   ===========   ===========   ==========   ==========   ==========   ===========

Ratio of net charge-offs to average
   loans and leases outstanding
   during the period, annualized (1)         0.22%         0.17%         0.20%        0.32%        0.28%        0.18%         0.17%
Ratio of allowance to total loans
   and leases at end of period (2)           1.46%         1.49%         1.52%        1.57%        1.63%        1.66%         1.58%
Ratio of allowance to nonperforming
   loans at end of period                     319%          312%          279%         267%         254%         225%          229%
Ratio of net charge-offs as a
   percent of average outstanding
   loans, annualized (1):
      Real estate mortgages                 0.097%        0.038%        0.035%       0.188%       0.180%       0.063%       -0.001%
      Commercial business loans
         and leases                         0.066%        0.170%        0.019%       0.287%       0.134%      -0.080%        0.075%
      Consumer loans and leases             0.523%        0.399%        0.596%       0.568%       0.578%       0.573%        0.612%



(1) Average loans and leases include portfolio loans and loans held for sale.
(2) Total loans and leases are exclusive of loans held for sale.

DEPOSITS

Average deposits of $12.0 billion during the third quarter of 2000 increased $267 million from the third quarter of 1999. Excluding brokered deposits, average total deposits increased $344 million compared to the third quarter of 1999. The increases in deposits were partially due to new commercial loan relationships. The ratio of loans to deposits was 89% and 85% at September 30, 2000 and December 31, 1999, respectively.

Average non-interest bearing deposit accounts of $2.0 billion during the third quarter of 2000 increased $235.3 million or 13% from the third quarter of 1999. The increase in these non-interest bearing deposits is consistent with the Company's marketing of these lower-cost accounts.

Average interest-bearing deposit accounts, excluding brokered deposits, of $9.9 billion during the third quarter of 2000 increased $108.9 million from the third quarter of 1999 primarily due to increases in NOW and money market accounts. The average rates paid on all deposit types increased from 3.67% in the third quarter of 1999 to 4.27% in the third quarter of 2000.

The Company has agreed to sell eight branches in northern Maine. The sale is scheduled to close in November 2000. Approximately $98 million of deposits and $15 million of consumer loans are covered by this sale, which is expected to generate a gain of approximately $1.0 million net of tax, with the potential for additional gains over the next 5 years based on deposit retention rates.


OTHER FUNDING SOURCES

The Company's primary source of funding, other than deposits, are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Boston ("FHLB"). Average borrowed funds for the third quarter of 2000 were $5.0 billion, a decrease of $52.9 million from the third quarter of 1999. The proceeds from the sale of securities in the second quarter of 2000 were partially utilized to decrease the outstanding borrowings.

Average FHLB borrowings for the third quarter of 2000 were $3.9 billion, which decreased $278 million or 7% from the third quarter of 1999. FHLB collateral consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At September 30, 2000, the Company's FHLB borrowings amounted to $3.8 billion and its additional borrowing capacity from the FHLB was $1.4 billion.

Average balances for securities sold under repurchase agreements were $922.6 million and $751.4 million for the quarters ended September 30, 2000 and 1999, respectively, an increase of $171.2 million. These borrowings, with a cost of 5.43% for the quarter ended September 30, 2000, are secured by mortgage-backed securities and U.S. Government obligations.

RISK MANAGEMENT

     The primary goal of the Company's risk management program is to determine how certain existing or emerging issues facing the Company or the financial services industry affect the nature and extent of the risks faced by the Company. Based on periodic self-evaluation, the Company determines key issues and develops plans and/or objectives to address risk. The Board of Directors (the "Board") and management believe that there are seven applicable "risk categories," consisting of credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective. In addition, an aggregate level of risk is assigned to the Company as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the Board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, risk measurement, risk control and risk monitoring.

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

Interest-rate risk, including mortgage prepayment risk, is the most significant non-credit risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company's primary source of revenue. This risk arises directly from the Company's core banking activities - lending, deposit gathering and loan servicing. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans,
(iv) the rate of amortization of capitalized mortgage servicing rights and premiums paid on securities, (v) the amount of unrealized gains and losses on securities available for sale and (vi) the fair value of the Company's saleable assets and derivatives and the resultant ability to realize gains.

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

The Company manages the interest-rate risk inherent in its core banking operations primarily using on-balance sheet instruments that sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed fund maturities. When appropriate, the Company will utilize off-balance sheet interest rate instruments such as interest-rate swaps, interest rate floors and interest rate corridor agreements, among other instruments. At September 30, 2000, the Company had interest rate floor agreements in the notional amount of $200 million which are used to hedge mortgage servicing rights, as discussed below. These floors will mature no later than June 2001 and may expire worthless as their strike prices are currently well below market prices. In conjunction with the expected sale of the mortgage servicing rights asset which is to be completed by the first quarter of 2001, the Company sold $100 million in interest rate floor agreements in November 2000 at carrying value. In September 2000, the Company sold interest rate swaps with a $50 million notional amount and interest rate corridors contracts with a notional amount of $50 million at a combined gain of $1.6 million pretax. This gain was deferred and is being amortized over a two-year period.

The Company's policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 5%. The Company was in compliance with this limit at September 30, 2000. The Company also monitors gradual changes in market interest rates which it believes better represents its exposure to net interest income. The following table reflects the estimated percentage exposure of the Company's net interest income for the 12 months following the date indicated assuming a gradual shift in market interest rates of 100 and 200 basis points, respectively.


                         200 Basis Point      100 Basis Point        100 Basis Point      200 Basis Point
                          Rate Decrease        Rate Decrease          Rate Increase        Rate Increase
                         ---------------      ---------------        ---------------      ---------------
September 30, 2000            0.97%                0.99%                 (1.45%)              (3.36%)



The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. These results are dependent on material assumptions utilized by the Company. For example, the Company believes that savings, money market and NOW accounts have implied interest rate floors and that, as a result, in the event of a decrease in market rates of interest, the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the Company believes that an increase in interest income would be less than the increase in interest expense because the Company's fixed-rate earning assets exceed its fixed-cost paying liabilities.

The Company uses interest rate floors, U.S. Treasury debt instruments and principal only strips to mitigate the prepayment risk associated with mortgage servicing rights (see "Non-Interest Income" for further details). At September 30, 2000, the Company had $200 million notional amount in interest rate floors and $16 million in principal only strips designated as hedges. For mortgage servicing rights, the adverse impact of current movements in interest rates on expected future cash flows must be recognized immediately through an adjustment to their carrying value. If interest rates decline, estimated future fee income from mortgage servicing rights is reduced because of an expected increase in mortgage prepayments.

The following table sets forth the net exposure at September 30, 2000 of the carrying value of mortgage servicing rights and identified hedging instruments, assuming an immediate shift by the indicated amount in market interest rates.

                            200 Basis Point  100 Basis Point  100 Basis Point  200 Basis Point
                             Rate Decrease    Rate Decrease    Rate Increase    Rate Increase
                            ------------------------------------------------------------------
                                                 (Dollars in thousands)
Mortgage servicing rights        ($20,500)       ($8,100)        $5,400           $7,700
Interest rate floors                7,300          2,800           (900)          (1,100)
Principal only strips               6,000          2,400         (1,300)          (2,500)

                                ---------------------------------------------------------
Net exposure                      ($7,200)       ($2,900)        $3,200           $4,100
                                =========================================================



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

LIQUIDITY

Parent Company

On a parent-only basis at September 30, 2000, the Company's commitments or debt service requirements consisted primarily of junior subordinated debentures issued to two subsidiaries, $68.8 million to Peoples Heritage Capital Trust I and $30 million to Banknorth Capital Trust I, in connection with the issuance of 9.06% Capital Securities due 2027 and 10.52% Capital Securities due 2027, respectively. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations, and borrowings, including draws on a $60 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at 3 month LIBOR plus 0.75%. The line has not been used to date.

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

In addition to traditional retail deposits, the banks have various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits.

The Company continually monitors and forecasts its liquidity position. There are several interdependent methods used by the Company for this purpose, including daily review of fed funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

As of September 30, 2000, the banks had in the aggregate $1.9 billion of "immediately accessible liquidity", defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 16% of deposits or 10% of assets. The Company's current policy minimum is 10% of deposits.

Also as of September 30, 2000, the banks had in the aggregate "potentially volatile funds" of $1.3 billion. These are funds that might flow out of the banks over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of September 30, 2000, the ratio of "immediately accessible liquidity" to "potentially volatile funds" was 146%, versus a policy minimum of 100%.

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


CAPITAL

At September 30, 2000, shareholders' equity amounted to $1.3 billion. In addition, through subsidiary trusts, the Company had outstanding at such date $98.8 million of capital securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.125 per share dividend on its Common Stock during each of the quarters of 2000. In July 1999, the Company authorized a 4,000,000 share repurchase program. The Company completed this repurchase program in the first quarter of 2000 at a total cost of $66.1 million, having repurchased 912,500 shares for $12.3 million, or an average price of $13.53 per share. On October 18, 2000, the Company announced its intention to repurchase up to 625,000 shares from time to time in open market transactions as market conditions warrant, and on October 31, 2000, the Company approved a $0.125 per share cash dividend on its Common Stock payable November 20, 2000 to shareholders of record on November 10, 2000.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.


TABLE 9 - REGULATORY CAPITAL REQUIREMENTS
(Dollars in thousands)

                                                                            For Capital Adequacy
                                                          Actual                   Purposes               Excess
                                                   -------------------      --------------------    ------------------
                                                     Amount      Ratio       Amount       Ratio     Amount      Ratio
                                                   ----------    -----      --------      ------    ---------    -----
As of September 30, 2000:

Total capital (to risk weighted assets)            $1,452,903    11.95%      972,383      8.00%    $ 480,520    3.95%
Tier 1 capital (to risk weighted assets)            1,300,968    10.70%      486,191      4.00%      814,777    6.70%
Tier 1 leverage capital ratio (to average assets)   1,300,968     7.07%      735,980      4.00%      564,988    3.07%

As of December 31, 1999:

Total capital (to risk weighted assets)             1,376,171    12.02%      916,232      8.00%      459,939    4.02%
Tier 1 capital (to risk weighted assets)            1,232,863    10.76%      458,115      4.00%      774,748    6.76%
Tier 1 leverage capital (to average assets)         1,232,863     6.75%      730,693      4.00%      502,170    2.75%


Net risk weighted assets were $12.2 billion and $11.5 billion at September 30, 2000 and December 31, 1999, respectively.

The Company's banking subsidiaries are also subject to federal regulatory capital requirements. At September 30, 2000, each of the Company's depository institutions was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable capital requirements.


IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement, as amended by SFAS No. 138, currently is scheduled to be effective for the Company for years beginning January 1, 2001 and is not expected to have a significant impact on the Company's financial condition or results of operations.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis - Asset-Liability Management" is incorporated herein by reference.

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

Item 5. Other Information - not applicable.

Item 6. Exhibits and reports on Form 8-K.

        (a)  Exhibit 27 - Financial Data Schedule.

        (b) The Company filed a Current Report on Form 8-K on July 26, 2000 and August 22, 2000.



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BANKNORTH GROUP, INC.

Date: November 14, 2000                By: /s/ William J. Ryan
                                          -------------------------------
                                           William J. Ryan
                                           Chairman, President and
                                           Chief Executive Officer


Date: November 14, 2000                By: /s/ Peter J. Verrill
                                          -------------------------------
                                           Peter J. Verrill
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Chief Financial Officer


Date: November 14, 2000                By: /s/ Stephen J. Boyle
                                          -------------------------------
                                           Stephen J. Boyle
                                           Executive Vice President and
                                           Controller
                                           (principal accounting officer)