Form 10-K
period 2000-12-30
BANKNORTH GROUP INC/ME
filed 2001-03-29
CIK 829750

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2000


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________.

Commission File Number:  0-16947

                              BANKNORTH GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maine                                       01-0437984
   --------------------------------                   -----------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification Number)

            P.O. Box 9540
         Two Portland Square
          Portland, Maine                                  04112-9540
---------------------------------------                    ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 2001, the aggregate market value of the 140,788,877 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 1,910,954 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $2.71 billion. This figure is based on the last sale price of $19.50 per share of the Registrant's Common Stock on March 14, 2001, as reported in THE WALL STREET JOURNAL on March 15, 2001. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 14, 2001: 140,788,877

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Part II, Items 5-8 and Part IV,
     Item 14 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

================================================================================

                              BANKNORTH GROUP, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I
                                                                           PAGE
                                                                           ----
Item 1.      BUSINESS.....................................................   1
             General......................................................   1
             Business of the Company......................................   2
             Acquisitions.................................................   3
             Subsidiaries.................................................   3
             Competition..................................................   4
             Employees....................................................   5
             Regulation of the Company....................................   5
             Regulation of Banking Subsidiaries...........................   8
             Taxation.....................................................  11
Item 2.      PROPERTIES...................................................  11
Item 3.      LEGAL PROCEEDINGS............................................  12
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  12

                                     PART II

Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS................................  12
Item 6.      SELECTED CONSOLIDATED FINANCIAL DATA.........................  12
Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................  12
Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK................................................  12
Item 8.      FINANCIAL STATEMENTS.........................................  12
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE........................  13


                                      (i)

                              BANKNORTH GROUP, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)

                                    PART III
                                                                           PAGE
                                                                           ----
Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...............  13
Item 11.     EXECUTIVE COMPENSATION.......................................  13
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.............................................  13
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  13

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K................................................  13
             SIGNATURES...................................................  20


                                      (ii)

                           FORWARD-LOOKING STATEMENTS

         IN THE NORMAL COURSE OF BUSINESS, THE COMPANY, IN AN EFFORT TO HELP KEEP ITS SHAREHOLDERS AND THE PUBLIC INFORMED ABOUT THE COMPANY'S OPERATIONS, MAY FROM TIME TO TIME ISSUE OR MAKE CERTAIN STATEMENTS, EITHER IN WRITING OR ORALLY, THAT ARE OR CONTAIN FORWARD-LOOKING STATEMENTS, AS THAT TERM IS DEFINED IN THE U.S. FEDERAL SECURITIES LAWS. GENERALLY, THESE STATEMENTS RELATE TO BUSINESS PLANS OR STRATEGIES, PROJECTED OR ANTICIPATED BENEFITS FROM ACQUISITIONS MADE BY OR TO BE MADE BY THE COMPANY, PROJECTIONS INVOLVING ANTICIPATED REVENUES, EARNINGS, PROFITABILITY OR OTHER ASPECTS OF OPERATING RESULTS OR OTHER FUTURE DEVELOPMENTS IN THE AFFAIRS OF THE COMPANY OR THE INDUSTRY IN WHICH IT CONDUCTS BUSINESS. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," " INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THAT THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING:

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

     - LEGISLATION OR CHANGES IN REGULATORY REQUIREMENTS, INCLUDING WITHOUT LIMITATION CAPITAL REQUIREMENTS, OR ACCOUNTING STANDARDS MAY ADVERSELY AFFECT THE COMPANY AND THE BUSINESSES IN WHICH IT IS ENGAGED;

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

                                      (iv)

PART I.

ITEM 1.  BUSINESS

GENERAL

         Banknorth Group, Inc. (the "Company") is a multi-bank and financial services holding company which is incorporated under the laws of the State of Maine. The Company conducts business from its executive offices in Portland, Maine and, as of December 31, 2000, 285 offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2000, the Company had consolidated assets of $18.2 billion and consolidated shareholders' equity of $1.3 billion. Based on total assets at December 31, 2000, the Company is the largest bank holding company headquartered in northern New England and is one of the country's 50 largest commercial banking companies.

         The Company offers a broad range of commercial and consumer banking services and products and trust, investment advisory and insurance brokerage services through eight wholly-owned banking subsidiaries, all of which are national banks. These subsidiaries are noted below.

         - Peoples Heritage Bank, NA ("PHB") operates offices throughout Maine and, through subsidiaries, engages in financial planning, insurance brokerage and equipment leasing activities. At December 31, 2000, PHB had consolidated assets of $4.4 billion and consolidated shareholder's equity of $327 million.

         - Bank of New Hampshire, NA ("BNH") operates offices throughout New Hampshire. At December 31, 2000, BNH had consolidated assets of $4.6 billion and consolidated shareholder's equity of $303 million.

        - First Massachusetts Bank, NA ("FMB") operates offices in central and western Massachusetts, southern New Hampshire and, through its GBT division, central Connecticut. At December 31, 2000, FMB had consolidated assets of $6.2 billion and consolidated shareholder's equity of $438 million.

        - The Howard Bank, NA, Franklin Lamoille Bank, NA and First Vermont Bank, NA (collectively the "Vermont Banks") collectively operate offices throughout Vermont. At December 31, 2000, in the aggregate the Vermont Banks had consolidated assets of $2.1 billion and consolidated shareholder's equity of $160 million.

        - Evergreen Bank, NA ("EB") operates offices in upstate New York. At December 31, 2000, EB had consolidated assets of $1.3 billion and consolidated shareholder's equity of $77 million.

        - The Stratevest Group, NA ("Stratevest") is a non-depository trust company which provides a variety of personal and corporate fiduciary services. Stratevest is headquartered in Burlington, Vermont and conducts business in each of the states in which the Company's depository subsidiaries have offices. At December 31, 2000, Stratevest had approximately $8.8 billion of assets under management.

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

         The Company derives its income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investments, fees received in connection with the sale and servicing of loans, deposit services, trust services, investment advisory services and other services, insurance commissions and gains on the sale of assets. The Company's principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan and lease losses and income tax expense. Funds for activities are provided principally by deposits, advances from the Federal Home Loan Bank ("FHLB"), securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investments and other sources.

         The Company, through Stratevest and the Company's full-service banking subsidiaries, provides trust services to its customers. The Company offers employee benefit trust services in which it acts as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans for corporate, self-employed, municipal and not-for-profit employers throughout the Company's market areas. In addition, the Company's serves as trustee of both living trust and trusts under wills and as such holds, accounts for and manages financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered by the Company. Assets held in a fiduciary capacity by Stratevest and the trust departments of its banking subsidiaries are not included in the Company's consolidated balance sheet for financial reporting purposes.

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

ACQUISITIONS

         Acquisitions have been, and are expected to continue to be, an important part of the expansion of the Company's business. Since January 1, 1994, the Company has completed five acquisitions which have been accounted for under the pooling-of-interests method and ten acquisitions which have been accounted for under the purchase method. The Company continually evaluates acquisition opportunities and frequently conducts due diligence in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of book value and net income per share of common stock of the Company may occur in connection with any future transactions.

SUBSIDIARIES

         At December 31, 2000, the Company's only direct subsidiaries were its eight banking subsidiaries, North Group Realty, Inc., an acquired subsidiary which holds certain commercial real estate located in Burlington, Vermont, and the financing vehicles Peoples Heritage Capital Trust I and Banknorth Capital Trust I. For additional information on these trusts, see Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

         Set forth below is a brief description of certain of the indirect non-banking subsidiaries of the Company.

         Investments in Real Estate. The Company's banking subsidiaries hold certain investments in real estate. Exclusive of other real estate owned and investments in office properties and facilities, which are discussed under Item 2 hereof, at December 31, 2000 the Company's banking subsidiaries' investments in real estate consisted entirely of interests in limited partnerships formed for the purpose of investing in real estate for lower-income families, elderly housing projects and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 2000, the Company's banking subsidiaries investments in these limited partnerships had a carrying value of $44.8 million.

         Equipment Leasing Activities. PHB conducts equipment leasing activities through Banknorth Leasing Corp. ("BLC"). BLC is headquartered in Portland, Maine and engages in direct equipment leasing activities, primarily involving office equipment, in the States of Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2000, BLC had $63.9 million of leases outstanding.

         Financial Planning and Securities Brokerage Activities. PHB conducts investment planning and securities brokerage activities through Heritage Investment Planning Group, Inc. ("HIPG"). PHB also offers through HIPG investments in mutual funds and annuities throughout the Company's market areas. HIPG offers its services to individuals and small businesses from its office located in Portland, Maine and from certain of the Company's other locations in Maine, Massachusetts, New Hampshire, Vermont, New York and Connecticut. Sales professionals at HIPG are registered representatives of Compulife Investor Services, Inc., a registered broker/dealer, and all securities brokerage activities are conducted through Compulife Investor Services, Inc. The sales professionals receive referrals from the Company's branch offices throughout its market areas.

         In addition to the foregoing, HIPG conducts insurance sales activities through its wholly-owned insurance agency, First Massachusetts Insurance Agency, Inc., and certain other agencies in Maine, Massachusetts, New Hampshire, Connecticut, Vermont and New York. HIPG either directly or through other agencies offers life insurance and long-term care insurance products in conjunction with the sales of investments and annuities.

         Insurance Brokerage Activities. PHB conducts insurance brokerage activities through Morse, Payson & Noyes ("MPN"), which is the largest insurance brokerage firm in Maine. MPN also conducts business in (i) New Hampshire under the trade name A.D. Davis, Incorporated, (ii) Massachusetts through Catalano Insurance Agency ("Catalano"), a wholly-owned subsidiary of MPN, and the Palmer Goodell Division of Catalano, and (iii) Connecticut through Arthur A. Watson & Co., Inc., a wholly-owned subsidiary of MPN.

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

EMPLOYEES

         The Company had approximately 5,000 full-time equivalent employees as of December 31, 2000. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

         The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board had determined, by regulation or by order, to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto as of November 11, 2000, the day before the date of enactment of the Gramm-Leach Bliley Act, discussed below. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

         At December 31, 2000, the Company's capital ratios substantially exceeded applicable requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" included in Item 7 hereof and Note 13 to the Consolidated Financial Statements included in Item 8 hereof.

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

         Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is "well capitalized" and "well managed," as defined, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

         As of December 31, 2000, the Company had not elected to become a financial holding company.

         State Regulation. The Company is registered as a Maine financial institution holding company under Maine law and as such is subject to regulation and examination by the Superintendent of Banking of the State of Maine. The Company also is subject to varying degrees of regulation under the laws of New Hampshire, Massachusetts, Vermont, New York and Connecticut as a result of its ownership of banks which are located in these states.

REGULATION OF BANKING SUBSIDIARIES

         General. As national banks each of the Company's banking subsidiaries is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Each of the Company's banking subsidiaries also is subject to regulation and examination by the FDIC, which insures the deposits of each of the Company's deposit-taking banking subsidiaries to the maximum extent permitted by law, and certain requirements established by the Federal Reserve Board. The federal laws and regulations which are applicable to national banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.

         Capital Requirements. Each of the Company's banking subsidiaries is subject to regulatory capital requirements of the OCC which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company, as discussed above. At December 31, 2000, the regulatory capital of each of the Company's banking subsidiaries substantially exceeded applicable requirements. See Note 13 to the Consolidated Financial Statements included in Item 8 hereof.

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

         At December 31, 2000, each of the Company's full-service banking subsidiaries had capital levels which qualified it as a "well-capitalized" institution under applicable laws and regulations.

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

         Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company's banking subsidiaries had $169 million of brokered deposits outstanding at December 31, 2000.

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

         The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 2000, the CRA rating of the Company's banking subsidiaries was either "outstanding" or "satisfactory."

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

         The Company also is subject to various forms of state taxation under the laws of Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut as a result of its ownership of banks located in these states.

         For additional information regarding the business of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof.

ITEM 2. PROPERTIES

         At December 31, 2000, the Company conducted its business from its executive offices at Two Portland Square, Portland, Maine and 285 offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. For information regarding the Company's premises and equipment and its lease obligations, see Notes 6 and 14 respectively, to the Consolidated Financial Statements included in Item 8 hereof.

         The following table sets forth certain information with respect to the offices of the Company as of December 31, 2000.


                                   Number of
       State                    Banking Offices          Deposits
       -----                    ---------------          --------
                                                  (Dollars in Thousands)

Maine                                61                $ 2,779,434
New Hampshire                        80                  3,464,010
Massachusetts                        74                  3,051,450
Vermont                              37                  1,569,719
New York                             27                    987,744
Connecticut                           6                    254,899
                                    ---                -----------
    Total                           285                $12,107,256
                                    ===                ===========

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

PART II.

         ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information contained under the section captioned "Common Stock Prices" on the inside back cover of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (the "Annual Report") is incorporated herein by reference.

         ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Consolidated Financial Highlights" on page 17 of the Company's Annual Report is incorporated herein by reference.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 33 of the Company's Annual Report is incorporated herein by reference.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Liability Management" on pages 31 and 32 of the Company's Annual Report is incorporated herein by reference.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required are contained on pages 34 through 60 of the Company's Annual Report and are incorporated herein by reference.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III.

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to "Election of Directors" on pages 2 through 5 and "Executive Officers who are not Directors" on pages 8 through 10 of the definitive Proxy Statement of the Company, dated March 21, 2001 (the "Proxy Statement").

         ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to "Compensation of Executive Officers and Transactions with Management" on pages 14 through 18 of the Proxy Statement.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" on pages 11 and 12 of the Proxy Statement.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to "Certain Transactions" on page 22 of the Proxy Statement.

PART IV.

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)(1) The following financial statements are incorporated by reference from Item 8 hereof and the Annual Report to Shareholders included herein as
Exhibit 13:

         Consolidated balance sheets at December 31, 2000 and 1999

         Consolidated statements of income for each of the years in the three-year period ended December 31, 2000

         Consolidated statements of changes in shareholders' equity for each of the years in the three-year period ended December 31, 2000

         Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2000

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

         (a)(3)   The following exhibits are included as part of this Form 10-K.


EXHIBIT NO.                         EXHIBIT                            LOCATION
-----------                         -------                            --------

3(a)(1)      Amended and Restated Articles of
             Incorporation of the Company                                (1)

3(a)(2)      Amendments to the Articles of Incorporation of
             the Company                                                 (2)

3(b)         Bylaws of the Company

4(a)         Specimen Common Stock certificate                           (3)

4(b)         Certificate of Trust of Peoples Heritage Capital Trust I    (4)

4(c)         Amended and Restated Declaration of Trust relating to
             Peoples Heritage Capital Trust I, dated as of January
             31, 1997, between the Company and the trustees named
             therein                                                     (4)

4(d)         Form of Common Securities and form of Capital
             Securities of Peoples Heritage Capital Trust I (included
             as Exhibits to the Amended and Restated Declaration
             included as Exhibit 4(d))                                   (4)

4(e)         Indenture, dated as of January 31, 1997, between the
             Company and The Bank of New York, as trustee, relating
             to Junior Subordinated Deferrable Interest
             Debentures due 2027 of the Company                          (4)

4(f)         Form of Junior Subordinated Deferrable Interest
             Debentures due 2027 of the Company (included as
             Exhibit A to the Indenture included as Exhibit 4(f))        (4)

EXHIBIT NO.                         EXHIBIT                            LOCATION
-----------                         -------                            --------

4(g)         Series A Capital Securities Guarantee Agreement, dated
             as of January 31, 1997, relating to the Series A Capital
             Securities of Peoples Heritage Capital Trust I              (5)

4(h)         Common Securities Guarantee Agreement, dated as of
             January 31, 1997, relating to the Common Securities of
             Peoples Heritage Capital Trust I                            (5)

4(i)         Certificate of Trust of Banknorth Capital Trust I           (6)

4(j)         Amended and Restated Declaration of Trust relating to
             Banknorth Capital Trust I, dated as of May 1, 1997,
             between Banknorth Group, Inc. and the trustees
             named therein                                               (6)

4(k)         Form of Capital Security of Banknorth Capital Trust I       (6)

4(l)         Indenture, dated as of May 1, 1997, between Banknorth
             Group, Inc. and First National Bank of Chicago, as
             trustee                                                     (6)

4(m)         Form of Junior Subordinated Debenture due 2027 of
             Banknorth Group, Inc.                                       (6)

4(n)         Form of Guarantee Agreement                                 (6)

10(a)        Form of Severance Agreement between the Company and
             each of Messrs. Ryan and Verrill                            (7)

10(b)        Severance Agreement between the Company and
             Thomas J. Pruitt                                            (8)

10(c)        Severance Agreement between the Company and
             Christopher W. Bramley

10(d)        Severance Agreement between the Company and
             Richard J. Fitzpatrick                                      (8)

10(e) Form of Severance Agreement between the Company and each other executive officer of the Company identified in the Proxy Statement

10(f)(1)     Supplemental Retirement Agreement among the
             Company, its subsidiaries and William J. Ryan               (9)

10(f)(2) Amendment to the Supplemental Retirement Agreement among the Company, its subsidiaries and William J. Ryan

10(g)(1)     Supplemental Retirement Agreement among the
             Company, its subsidiaries and Peter J. Verrill              (9)

EXHIBIT NO.                         EXHIBIT                            LOCATION
-----------                         -------                            --------

10(g)(2) Amendment to the Supplemental Retirement Agreement among the Company, its subsidiaries and Peter J. Verrill

10(h)        Supplemental Retirement Agreement among the Company,
             its subsidiaries and John W. Fridlington                   (10)

10(i)(1)     Form of Supplemental Retirement Agreement among the
             Company, its subsidiaries and each executive officer
             of the Company named in the Proxy Statement (other
             than Messrs. Ryan, Verrill, Fridlington and Pruitt)        (11)

10(i)(2) Form of Amendment to Supplemental Retirement Agreement among the Company, its subsidiaries and each executive officer of the Company named in the Proxy Statement (other than Messrs. Ryan, Verrill and Fridlington)

10(j) Amended and Restated 2000 Deferred Compensation Plan for Non-Employee Directors and Key Employees

10(k)        1986 Stock Option and Stock Appreciation Rights
             Plan, as amended                                         (1)(12)

10(l)        1986 Employee Stock Purchase Plan, as amended            (1)(12)

10(m)        Amended and Restated Restricted Stock Plan for Non-
             Employee Directors                                          (5)

10(n)(1)     Amended and Restated 1995 Stock Option Plan for Non-
             Employee Directors, as amended                             (13)

10(n)(2)     Amendment to Amended and Restated 1995 Stock Option
             Plan for Non-employee Directors, as amended                (14)

10(o)(1)     Amended and Restated 401(k) Plan                            (5)

10(o)(2)     First Amendment to Amended and Restated 401(k) Plan         (5)

10(o)(3)-(8) Second through the Seventh Amendments to the Amended and Restated 401(k) Plan, respectively

10(p)(1)     Profit Sharing Employee Stock Ownership Plan               (15)

10(p)(2)     First Amendment to Profit Sharing Employee Stock
             Ownership Plan                                             (16)

10(p)(3)     Second Amendment to Profit Sharing Employee Stock
             Ownership Plan                                             (16)

10(p)(4)     Third Amendment to Profit Sharing Employee Stock
             Ownership Plan

10(q)        1996 Equity Incentive Plan, as amended                     (17)

EXHIBIT NO.                          EXHIBIT                          LOCATION
-----------                          -------                          --------

10(r)        Bank of New Hampshire Corporation Executive Excess
             Benefit Plan for Paul R. Shea                             (18)

10(s)        Supplemental Executive Retirement Plan agreement
             between The Family Mutual Savings Bank and
             David D. Hindle                                           (19)

10(t)        Split Dollar Insurance Agreement between The
             Family Mutual Savings Bank and David D. Hindle            (20)

10(u)        Consulting Agreement between the Company and
             David D. Hindle                                           (21)

10(v)        Banknorth Group, Inc. Supplemental Employee
             Retirement Plan, dated January 1, 1995 (which
             covers only Mr. Pruitt)                                   (22)

10(w)        Supplemental Executive Retirement Plan of
             Evergreen Bancorp, Inc. (which covers only
             Director Dougan)                                          (23)

10(x)        Stockholder Rights Agreement, dated as of September
             12, 1989 and amended and restated as of July 27, 1999
             and as of July 25, 2000, between the Company and
             American Stock Transfer & Trust Company,
             as Rights Agent                                           (24)

13           Annual Report to Shareholders for 2000

21           Subsidiaries of the Company

23           Consent of KPMG LLP

--------------

(1) Incorporated by reference to the Agreement and Plan of Merger, dated as of October 27, 1997, between the Company and CFX Corporation, which is included as Exhibit A to the Prospectus/Proxy Statement included in the Form S-4 Registration Statement (No. 333-23991) filed by the Company with the Securities and Exchange Commission ("SEC") on December 31, 1997.

(2) Exhibits are incorporated by reference to (i) the proxy statement filed by the Company with the SEC on March 23, 1998, (ii) the proxy statement filed by the Company with the SEC on March 22, 2000 and (iii) the Form S-4 Registration Statement (No. 333-95587) filed by the Company with the SEC on January 28, 2000, which describes an amendment which changed the name of the Company to "Banknorth Group, Inc."

(3) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-95587) filed by the Company with the SEC on January 28, 2000.

(4) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-23991) filed by Peoples Heritage Capital Trust I with the SEC on March 26, 1997.

(5) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

(6) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-36257-01) filed by Banknorth Capital Trust I with the SEC on September 24, 1997.

(7) Exhibit is incorporated by reference to the Company's Form 10-Q report for the three months ended March 31, 2000, filed with the SEC on May 15, 2000.

(8) Exhibit is incorporated by reference to the Company's Form 8-K report, filed with the SEC on May 11, 2000.

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

(15) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33-53236) filed by the Company with the SEC on November 23, 1992.

(16) Exhibit is incorporated by reference to the Company's Form 10-K report for the year ended December 31, 1995, filed with the SEC on March 29, 1996.

(17) Exhibit is incorporated by reference to the proxy statement filed by the Company with the SEC on March 21, 2001.

(18) Exhibit is incorporated by reference to the Form 10-K report filed by Bank of New Hampshire Corporation (File No. 0-9517) for the year ended December 31, 1994.

(19) Exhibit is incorporated by reference to the Form 10-K report filed by Family Bancorp (File No. 0-17252) for the year ended December 31, 1993.

(20) Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-18613) filed by Family Bancorp.

(21) Exhibit is incorporated by reference to the Form 10-K report filed by the Company for the year ended December 31, 1999.

(22) Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth Group, Inc. (which merged into the Company on May 10, 2000) for the year ended December 31, 1994.

(23) Exhibit is incorporated by reference to the Form 10-K report filed by Evergreen Bancorp, Inc. for the year ended December 31, 1996.

(24) Exhibit is incorporated by reference to the Form 8-A/A report filed by the Company with the SEC on July 28, 2000.

         The Company's management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(w).

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


BANKNORTH GROUP, INC.



By: /s/ William J. Ryan                                 Date: March 27, 2001
   ----------------------------------
     William J. Ryan
     Chairman, President and Chief
     Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                                                        Date:
----------------------------------
Thomas J. Amidon, Esq.
Director


/s/ Gary G. Bahre                                       Date: March 27, 2001
-------------------------------------
Gary G. Bahre
Director


/s/ P. Kevin Condron                                    Date: March 27, 2001
-------------------------------------
P. Kevin Condron
Director


/s/ Susan C. Crampton                                   Date: March 27, 2001
--------------------------------------
Susan C. Crampton, C.P.A.
Director


/s/George W. Dougan                                     Date: March 27, 2001
-------------------------------------
George W. Dougan
Director

                                                        Date:
-------------------------------------
Katherine M. Greenleaf
Director


/s/ Luther F. Hackett                                   Date: March 27, 2001
-------------------------------------
Luther F. Hackett
Director


/s/ Douglas S. Hatfield                                 Date: March 27, 2001
-------------------------------------
Douglas S. Hatfield
Director


/s/ David D. Hindle                                     Date: March 27, 2001
-------------------------------------
David D. Hindle
Director

/s/ Dana S. Levenson                                    Date: March 27, 2001
-------------------------------------
Dana S. Levenson
Director


/s/ Philip A. Mason                                     Date: March 27, 2001
-------------------------------------
Philip A. Mason
Director


/s/ John M. Naughton                                    Date: March 27, 2001
-------------------------------------
John M. Naughton
Director


/s/ Malcolm W. Philbrook, Jr.                           Date:  March 27, 2001
-------------------------------------
Malcolm W. Philbrook, Jr.
Director


/s/ Angelo Pizzagali                                    Date: March 27, 2001
-------------------------------------
Angelo Pizzagali
Director


/s/ Pamela P. Plumb                                     Date:  March 27, 2001
-------------------------------------
Pamela P. Plumb
Vice Chairman


/s/ Seth A. Resnicoff                                   Date: March 27, 2001
-------------------------------------
Seth A. Resnicoff
Director


/s/ William J. Ryan                                     Date:  March 27, 2001
-------------------------------------
William J. Ryan
Chairman, President and Chief
Executive Officer
(principal executive officer)


                                                        Date:
-------------------------------------
Curtis M. Scribner
Director


/s/ Paul R. Shea                                        Date:  March 27, 2001
-------------------------------------
Paul R. Shea
Director


/s/ John E. Veasey                                      Date:  March 27, 2001
-------------------------------------
John E. Veasey
Director

                                                        Date:
-------------------------------------
Patrick E. Welch
Director


/s/ Peter J. Verrill                                    Date:  March 27, 2001
-------------------------------------
Peter J. Verrill
Executive Vice President, Chief
Operating Officer, Chief Financial
Officer and Treasurer (principal
financial officer)


/s/ Steven J. Boyle                                     Date:  March 27, 2001
-------------------------------------
Steven J. Boyle
Executive Vice President and
Controller (principal accounting
officer)