Form 10-Q
period 2001-03-31
BANKNORTH GROUP INC/ME
filed 2001-05-15
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended MARCH 31, 2001

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16947

                              BANKNORTH GROUP, INC.
             (Exact name of Registrant as specified in its charter)

             Maine                                             01-0437984
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

Two Portland Square, Portland, Maine                             04112
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

Yes [ x ]    No  [   ]

The number of shares outstanding of the Registrant's common stock and related stock purchase rights as of April 30, 2001 is:

Common stock, par value $.01 per share                   137,685,627
--------------------------------------                   -----------
           (Class)                                      (Outstanding)

                                      INDEX

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION                                                                   PAGE
           ---------------------                                                                   ----
           Item 1.     Financial Statements (unaudited)

                       Consolidated Balance Sheets
                       March 31, 2001 and December 31, 2000                                             3

                       Consolidated Statements of Income -
                       Three months months ended
                       March 31, 2001 and 2000                                                          4

                       Consolidated Statements of Changes in Shareholders' Equity -
                       Three months ended March 31, 2001 and 2000                                       5

                       Consolidated Statements of Cash Flows -
                       Three months ended March 31, 2001 and 2000                                       6

                       Notes to Consolidated Financial Statements                                       7

           Item 2.     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                        9

           Item 3.     Quantitative and Qualitative Disclosures about Market Risk                      31

PART II.   OTHER INFORMATION

           Item 1.     Legal proceedings                                                               31

           Item 2.     Changes in securities and use of proceeds                                       31

           Item 3.     Defaults upon senior securities                                                 31

           Item 4.     Submission of matters to a vote of security holders                             31

           Item 5      Other information                                                               31

           Item 6      Exhibits and reports on Form 8-K                                                31

           Signatures                                                                                  31

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                          March 31, 2001      December 31, 2000
                                                                                          --------------      -----------------
ASSETS                                                                                      (Unaudited)
Cash and due from banks                                                                    $    466,928          $    515,934
Federal funds sold and other short term investments                                              71,562                29,058
Securities available for sale, at market value                                                5,560,556             5,425,111
Securities held to maturity (fair value of $434,672 and $457,110 at March 31, 2001
   and December 31, 2000, respectively)                                                         432,338               455,547
Loans held for sale                                                                             112,685                51,131
Loans and leases:
   Residential real estate mortgages                                                          2,140,142             2,248,714
   Commercial real estate mortgages                                                           2,935,949             2,955,163
   Commercial business loans and leases                                                       2,309,017             2,308,904
   Consumer loans and leases                                                                  3,373,255             3,332,881
                                                                                           ------------          ------------
                                                                                             10,758,363            10,845,662
   Less:  Allowance for loan and lease losses                                                   153,621               153,550
                                                                                           ------------          ------------
          Net loans and leases                                                               10,604,742            10,692,112
                                                                                           ------------          ------------
Premises and equipment                                                                          204,088               201,192
Goodwill and other intangibles                                                                  180,140               185,520
Mortgage servicing rights                                                                           491                23,225
Bank-owned life insurance                                                                       308,620               306,411
Other assets                                                                                    309,981               348,569
                                                                                           ------------          ------------
                                                                                           $ 18,252,131          $ 18,233,810
                                                                                           ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Savings accounts                                                                        $  1,420,072          $  1,386,286
   Money market access and NOW accounts                                                       4,081,659             3,975,318
   Certificates of deposit                                                                    4,481,266             4,461,983
   Brokered deposits                                                                            166,998               169,069
   Noninterest-bearing deposits                                                               2,031,478             2,114,600
                                                                                           ------------          ------------
        Total deposits                                                                       12,181,473            12,107,256
Federal funds purchased and securities sold under repurchase agreements                         965,943             1,138,629
Borrowings from the Federal Home Loan Bank                                                    3,297,289             3,348,242
Other borrowings                                                                                201,575                73,744
Other liabilities                                                                               146,213               136,307
                                                                                           ------------          ------------
        Total liabilities                                                                    16,792,493            16,804,178
                                                                                           ------------          ------------

Company obligated, mandatory redeemable securities of subsidiary trusts
        holding solely parent junior subordinated debentures                                     98,775                98,775

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized,
        none issued)                                                                                 --                    --
Common stock (par value $0.01 per share, 400,000,000 shares authorized
       149,584,081 shares issued in 2001 and 149,584,159 shares issued in 2000)                   1,496                 1,496
Paid-in capital                                                                                 617,888               617,234
Retained earnings                                                                               932,863               897,214
Unearned compensation                                                                            (1,270)               (1,354)
Accumulated other comprehensive income (loss)                                                    12,422               (34,487)
Treasury stock, at cost (10,985,690 shares in 2001 and 8,339,556 shares in 2000)               (202,536)             (149,246)
                                                                                           ------------          ------------
      Total shareholders' equity                                                              1,360,863             1,330,857
                                                                                           ------------          ------------
                                                                                           $ 18,252,131          $ 18,233,810
                                                                                           ============          ============

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                             ----------------------------
                                                               2001               2000
                                                             ---------          ---------
Interest and dividend income:
   Interest on loans and leases                              $ 228,824          $ 210,581
   Interest and dividends on securities                         97,721            114,812
                                                             ---------          ---------
      Total interest and dividend income                       326,545            325,393

Interest expense:
   Interest on deposits                                        104,239             94,738
   Interest on borrowed funds                                   63,992             75,482
                                                             ---------          ---------
      Total interest expense                                   168,231            170,220

      Net interest income                                      158,314            155,173
Provision for loan and lease losses                              7,138              5,068
                                                             ---------          ---------
      Net interest income after provision
              for loan and lease losses                        151,176            150,105

Noninterest income:
   Deposit services                                             20,766             18,636
   Mortgage banking services                                     3,234              3,657
   Insurance commissions                                         9,968              5,279
   Trust services                                                8,787              8,660
   Investment advisory services                                  1,698              1,818
   Bank-owned life insurance income                              4,306              5,100
   Merchant and card product income, net                         3,271              3,324
   Net securities gains (losses)                                   759                (13)
   Other noninterest income                                      5,967              3,707
                                                             ---------          ---------
                                                                58,756             50,168
Noninterest expenses:
   Salaries and employee benefits                               61,694             59,861
   Data processing                                               8,961              8,767
   Occupancy                                                    11,812             11,104
   Equipment                                                     8,161              7,775
   Distributions on securities of subsidiary trusts              2,347              2,347
   Amortization of goodwill and other intangibles                5,424              5,201
   Special charges                                               5,608              5,337
   Other noninterest expenses                                   23,199             24,955
                                                             ---------          ---------
                                                               127,206            125,347

Income before income tax expense                                82,726             74,926
Applicable income tax expense                                   27,343             25,026
                                                             ---------          ---------
      Net income before cumulative effect of
          change in accounting principle                        55,383             49,900

Cumulative effect of change in accounting principle,
          net of tax                                              (290)              --
                                                             ---------          ---------
      Net income                                             $  55,093          $  49,900
                                                             =========          =========

Weighted average shares outstanding:
      Basic                                                    140,800            144,372
      Diluted                                                  142,007            145,227
Earnings per share:
      Basic                                                  $    0.39          $    0.35
      Diluted                                                     0.39               0.34


See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

                                                                                             Accumulated
                                                                                 Unearned       Other
                                                 Par       Paid-in    Retained   Compen-    Comprehensive   Treasury
                                                Value      Capital    Earnings    sation     Income (Loss)    Stock        Total
                                              --------    ---------  ---------   ---------  --------------  ---------   -----------
Balances at December 31, 2000                 $  1,496    $ 617,234  $ 897,214    ($1,354)     ($ 34,487)   ($149,246)  $ 1,330,857

Net income                                        --           --       55,093       --             --           --          55,093
Unrealized gain on securities, net of
   reclassification adjustment                    --           --         --         --           47,250         --          47,250
Unrealized loss on cash flow hedges               --           --         --         --             (341)        --            (341)
                                                                                                                        -----------
        Comprehensive income                                                                                                102,002
                                                                                                                        -----------

Common stock issued for employee
   benefit plans                                  --            297     (1,181)      --             --          5,257         4,373

Treasury stock purchased                          --           --         --         --             --        (58,660)      (58,660)

Decrease in unearned compensation                 --            387       --           84           --           --             471

Issuance and distribution of restricted
   stock                                          --            (29)       (33)      --             --            113            51

Payment of fractional shares                      --             (1)      --         --             --           --              (1)

Cash dividends                                    --           --      (18,230)      --             --           --         (18,230)
                                              --------------------------------------------------------------------------------------

Balances at March 31, 2001                    $  1,496    $ 617,888  $ 932,863    ($1,270)     $  12,422    ($202,536)  $ 1,360,863
                                              =====================================================================================


Balances at December 31, 1999                 $  1,496    $ 617,523  $ 787,238    ($2,751)     ($125,394)   ($ 85,838)  $ 1,192,274

Net income                                        --           --       49,900       --             --           --          49,900
Unrealized losses on securities,
   net of reclassification adjustment             --           --         --         --          (16,582)        --         (16,582)
                                                                                                                        -----------
        Comprehensive income                                                                                                 33,318
                                                                                                                        -----------

Common stock issued for employee benefit
   plans                                          --           --       (2,644)      --             --          5,197         2,553

Treasury stock purchased                          --           --         --         --             --        (12,343)      (12,343)

Decrease in unearned compensation                 --            225       --          153           --           --             378

Issuance and distribution of restricted
   stock                                          --            132       --         --             --           --             132

Amortization of restricted stock awards           --              5       --          102           --           --             107

Cash dividends                                    --           --      (17,301)      --             --           --         (17,301)
                                              --------------------------------------------------------------------------------------

Balances at March 31, 2000                    $  1,496    $ 617,885  $ 817,193    ($2,496)     ($141,976)   ($ 92,984)  $ 1,199,118
                                              ======================================================================================


See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)                                                                                    Three Months Ended March 31,
                                                                                              -----------------------------
                                                                                                  2001             2000
                                                                                              -----------       -----------
Cash flows from operating activities:
   Net income                                                                                 $    55,093       $    49,900
   Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan and lease losses                                                      7,138             5,068
           Depreciation                                                                             7,131             6,862
           Amortization of goodwill and other intangibles                                           5,424             5,201
           Provision for deferred tax expense                                                          46            10,090
           ESOP and restricted stock expense                                                          471               378
           Amortization of restricted stock                                                          --                 107
           Issuance of restricted stock units                                                          51               132
           Net (gains) losses realized from sales of securities and consumer loans                 (1,527)              433
           Net losses realized from sales of loans held for sale (a component of
                 mortgage banking services)                                                         1,271                38
           Earnings from bank owned life insurance                                                 (4,306)           (5,100)
           Net decrease in mortgage servicing rights                                               22,734             7,944
           Proceeds from sales of loans held for sale                                             136,151            62,718
           Residential loans originated for sale                                                 (198,976)           (8,079)
           Net decrease (increase) in interest and dividends receivable and other assets           14,811           (18,078)
           Net increase (decrease) in other liabilities                                             9,906            (5,807)
                                                                                              -----------       -----------
Net cash provided by operating activities                                                          55,418           111,807
                                                                                              -----------       -----------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale                                           186,542            24,507
   Proceeds from maturities and principal repayments of securities available for sale             428,384           225,025
   Purchases of securities available for sale                                                    (676,919)         (115,904)
   Proceeds from maturities and principal repayments of securities held to maturity                23,209            20,283
   Net (increase) decrease in loans and leases                                                     41,697          (374,141)
   Proceeds from sale of loans                                                                     39,303              --
   Net additions to premises and equipment                                                        (10,027)           (6,652)
                                                                                              -----------       -----------
Net cash provided (used) by investing activities                                                   32,189          (226,882)
                                                                                              -----------       -----------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                                             74,217           158,482
   Net increase (decrease) in securities sold under repurchase agreements                         (20,683)         (191,111)
   Proceeds from Federal Home Loan Bank borrowings                                              3,260,065         2,944,300
   Payments on Federal Home Loan Bank borrowings                                               (3,311,018)       (2,989,854)
   Net increase (decrease) in other borrowings                                                    127,831           (39,226)
   Issuance of stock                                                                                4,372             2,553
   Purchase of treasury stock                                                                     (58,660)          (12,343)
   Dividends paid                                                                                 (18,230)          (17,301)
                                                                                              -----------       -----------
Net cash provided (used) by financing activities                                                   57,894          (144,500)
                                                                                              -----------       -----------

Increase (decrease) in cash and cash equivalents                                                  145,501          (259,575)
   Cash and cash equivalents at beginning of period                                               392,989           776,395
                                                                                              -----------       -----------
   Cash and cash equivalents at end of period                                                 $   538,490       $   516,820
                                                                                              ===========       ===========


For the three months ended March 31, 2001 and 2000, interest of $172,817 and $171,330 and income taxes of $7,478 and $10,276 were paid, respectively.


See accompanying Notes to Consolidated Financial Statements.

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES
                                 MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2000 Annual Report, except for the adoption of Statement of Accounting Standards No. 133, as discussed in Note 4.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income for the Company are net income, unrealized gains (losses) on securities available for sale and losses on hedges, net of tax. The following is a reconciliation of comprehensive income for the three months ended March 31, 2001 and 2000.

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ------------------------
                                                                                                2001           2000
                                                                                             ---------       --------
         Net income                                                                          $  55,093       $ 49,900
         Other comprehensive income (loss), net of tax:
         Unrealized gains (losses) on available for sale securities:
                        Unrealized holding gains (losses) arising during the period             47,743        (16,571)
           Less:  reclassification adjustment for gains (losses) included in net income            493             11
                                                                                             ---------       --------
                                                                                                47,250        (16,582)
                                                                                             ---------       --------

         Unrealized losses on cash flow hedges, net of tax
                        Unrealized holding gains (losses) arising during the period               (586)          --
           Less:  reclassification adjustment for gains (losses) included in net income           (245)          --
                                                                                             ---------       --------
                                                                                                  (341)          --
                                                                                             ---------       --------

         Other comprehensive income (loss), net                                                 46,909        (16,582)
                                                                                             ---------       --------
         Comprehensive income                                                                $ 102,002       $ 33,318
                                                                                             =========       ========


NOTE 3 - EARNINGS PER SHARE

The computations of basic and diluted net income per share and weighted average shares outstanding follow:

                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                            2001          2000
                                          --------      --------
Net income                                $ 55,093      $ 49,900
                                          ========      ========
Weighted average shares outstanding
  Basic:                                   140,800       144,372
    Effect of dilutive stock options         1,207           855
                                          --------      --------
  Diluted                                  142,007       145,227
                                          ========      ========
Net income per share:
  Basic                                   $   0.39      $   0.35
  Diluted                                     0.39          0.34

NOTE 4 -  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which sets accounting and reporting standards for derivative instruments and hedging activities. The Statement, as amended by SFAS No. 138, requires the Company to recognize all derivatives on the balance sheet at fair value. The Company adopted the Statement effective January 1, 2001 and recognized an after-tax loss from cumulative effect of adoption of $290 thousand.

Starting January 1, 2001, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative is entered into, the Company designates the derivative as either a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge") or a "held for trading" ("trading instrument") instrument. The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.

Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction affects earnings. Changes in fair value of a derivative that is highly effective and that qualifies as a fair value hedge are recognized in earnings in the period of the change along with the gain or loss on the hedged asset attributable to the risk being hedged. Changes in fair value of derivative trading instruments are reported in current-period earnings. The Company discontinues hedge accounting when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedge item, because it is unlikely that the forecasted transaction will occur, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

Banknorth Group, Inc. (the "Company") reported consolidated net income of $55.1 million, or $0.39 per diluted share, for the first quarter of 2001 as compared with $49.9 million, or $0.34 per diluted share, for the first quarter of 2000. This represents a 15% increase in diluted earnings per share. On an operating basis, which excludes special items, the Company earned $59.0 million and $53.5 million or $0.42 and $0.37 per diluted share for the quarters ended March 31, 2001 and 2000, respectively. Operating cash diluted earnings per share was $0.45 and $0.40 for the quarters ended March 31, 2001 and 2000, respectively.

The Company's operating return on average equity ("ROE") and operating return on average assets ("ROA"), were 17.78% and 1.32%, respectively for the first quarter ended March 31, 2001. Operating ROE and ROA were 17.96% and 1.17%, respectively for the quarter ended March 31, 2000.

Operating results for the first quarter of 2001 improved over the first quarter of 2000 due to revenue growth of 6% which was partially offset by modest expense growth of 1% and increased provisions for loan and lease losses. Net interest income increased $3.1 million and the net interest margin increased by 14 basis points. This was due largely to a change in the mix in earning assets, as loan growth replaced investment maturities and an increase in noninterest bearing deposits. Net interest income also benefited in the first quarter of 2001 from accelerated accretion of discounts on certain U. S. Government Agency callable securities that were called prior to maturity. Noninterest income increased 17% compared to the first quarter of 2000. The growth in noninterest income was primarily due to a $2.1 million increase in deposit services income, a $4.7 million increase in insurance commissions and a $2.3 million increase in other noninterest income. Noninterest expenses for the first quarter of 2001 increased 1% from the same quarter in 2000. Salaries and benefits increased $1.8 million or 3% and occupancy expense increased $708 thousand while other noninterest expense decreased $1.8 million. The efficiency ratio (noninterest expense excluding distributions on securities of subsidiary trusts and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains and losses,) was 55.13% in the first quarter of 2001 compared to 57.30% in the comparable period last year. Selected quarterly data, ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

TABLE 1 - SELECTED QUARTERLY DATA
(Dollars in thousands, except per share data)

                                                   2001              2000            2000             2000             2000
                                                   First            Fourth           Third           Second            First
                                                 ---------        ---------        ---------        ---------        ---------
Net interest income                              $ 158,314        $ 153,960        $ 150,713        $ 153,165        $ 155,173
Provision for loan and lease losses                  7,138            6,651            6,250            5,849            5,068
                                                 ---------        ---------        ---------        ---------        ---------
Net interest income after loan and lease
  loss provision                                   151,176          147,309          144,463          147,316          150,105

Noninterest income (1)                              57,997           63,630           56,090           56,744           50,181
Net securities gains (losses)                          759              437              (23)         (15,857)             (13)
Noninterest expenses (excluding special
  charges) (2)                                     121,598          119,473          111,635          117,730          120,010
Special charges (2)                                  5,608              (15)             414           37,271            5,337
                                                 ---------        ---------        ---------        ---------        ---------
Income before income taxes                          82,726           91,918           88,481           33,202           74,926
Income tax expense                                  27,343           29,554           27,890           14,323           25,026
                                                 ---------        ---------        ---------        ---------        ---------
Net income before cumulative effect of
   change in accounting principle                   55,383           62,364           60,591           18,879           49,900
Cumulative effect of change in accounting
  principle, net of tax                               (290)            --               --               --               --
                                                 ---------        ---------        ---------        ---------        ---------
Net income                                       $  55,093        $  62,364        $  60,591        $  18,879        $  49,900
                                                 =========        =========        =========        =========        =========

Earnings per share:
Basic                                            $    0.39        $    0.43        $    0.42        $    0.13        $    0.35
Diluted                                               0.39             0.43             0.42             0.13             0.34

Operating earnings per share (excluding
  special items) (2):
Basic                                            $    0.42        $    0.43        $    0.42        $    0.40        $    0.37
Diluted                                               0.42             0.43             0.42             0.40             0.37

Return on average assets (3)                          1.24%            1.36%            1.31%            0.41%            1.10%
Return on average equity (3)                         16.59%           19.16%           19.31%            6.48%           16.75%

Operating ratios:
Return on average assets (excluding special
  items) (2) (3)                                      1.32%            1.35%            1.32%            1.27%            1.17%
Return on average equity (excluding special
  items) (2) (3)                                     17.78%           19.15%           19.49%           19.82%           17.96%
Net interest margin                                   3.84%            3.70%            3.57%            3.67%            3.70%
Noninterest income as a percent of total
  income (1)                                         26.81%           29.24%           27.12%           27.03%           24.44%
Efficiency ratio (4)                                 55.13%           53.83%           52.85%           54.97%           57.30%

Special items, net of related income tax
  effect (2)                                     $   3,941        ($     38)       $     545        $  38,870        $   3,577

(1)     Excludes securities transactions.

(2) Special items consists of (i) special charges and (ii) losses on restructuring the investment portfolio. Special charges consist of merger charges, asset write-downs and branch closing costs.

(3)     Annualized.

(4) Represents noninterest expenses, excluding distributions on securities of subsidiary trusts and special items, as a percentage of net interest income and noninterest income, excluding net securities gains and losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully-taxable equivalent net interest income for the first quarter of 2001 increased $3.3 million compared to the first quarter of 2000 while the net interest margin increased from 3.70% to 3.84% in the comparable periods. These increases were due to an increase in loans as a percent of average earning assets (65% at March 31, 2001 compared to 59% at March 31, 2000), a $169 million increase in noninterest bearing deposits, and $1.3 million of income recognized in the first quarter of 2001 related to accelerated accretion of discounts on $98.1 million of U.S. Government Agency bonds which were called prior to maturity. Growth in average commercial business loans (18%), average consumer loans (11%) and average noninterest-bearing deposits (9%) contributed to the increase in the net interest margin. Average securities decreased for the three months ended March 31, 2001, as compared to the comparable period in the prior year, due primarily to the repositioning of the securities portfolio in the second quarter of 2000 and continued runoff of mortgage-backed securities. Table 2 shows quarterly average balances, net interest income by category and rates for the first quarter of 2001 and each of the quarters in 2000. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also "Interest Rate Risk and Asset Liability Management" below.

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

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                         2001 First Quarter                     2000 Fourth Quarter
                                                -------------------------------------  --------------------------------------
                                                                              Yield/                                  Yield/
                                                Average Balance   Interest   Rate (1)  Average Balance    Interest   Rate (1)
                                                ---------------   --------   --------  ---------------    --------   --------
Loans and leases (2):
  Residential real estate mortgages               $  2,285,219    $ 43,118     7.55%   $  2,304,500       $ 43,340         7.52%
  Commercial real estate mortgages                   2,964,053      64,658     8.85       2,947,644         66,428         8.97
  Commercial business loans and leases               2,304,625      49,439     8.70       2,263,301         52,852         9.29
  Consumer loans and leases                          3,373,971      72,604     8.73       3,305,342         73,282         8.82
                                                  ------------    --------             ------------       --------
     Total loans and leases                         10,927,868     229,819     8.51      10,820,787        235,902         8.68
Securities                                           5,819,082      97,939     6.74       6,065,801        102,787         6.77
Federal funds sold and other short-term
  investments                                           20,946         296     5.73          33,591            362         4.28
                                                  ------------    --------             ------------       --------
   Total earning assets                             16,767,896     328,054     7.89      16,920,179        339,051         7.99
                                                                  --------                                --------
Noninterest-earning assets                           1,307,350                            1,379,667
                                                  ------------                         ------------
   Total assets                                   $ 18,075,246                         $ 18,299,846
                                                  ============                         ============

Interest-bearing deposits:
  Regular savings                                 $  1,390,834    $  5,561     1.62    $  1,416,785          5,922         1.66
  NOW and money market accounts                      3,969,403      32,539     3.32       3,933,748         35,034         3.54
  Certificates of deposit                            4,513,295      63,502     5.71       4,522,791         65,289         5.74
  Brokered deposits                                    165,065       2,637     6.48         120,020          2,027         6.72
                                                  ------------    --------             ------------       --------
    Total interest-bearing deposits                 10,038,597     104,239     4.21       9,993,344        108,272         4.31
Borrowed funds                                       4,474,160      63,992     5.74       4,720,402         75,049         6.24
                                                  ------------    --------             ------------       --------
    Total interest-bearing liabilities              14,512,757     168,231     4.68      14,713,746        183,321         4.93
                                                                  --------                                --------
Non-interest bearing deposits                        1,966,919                            2,046,837
Other liabilities                                      150,037                              145,722
Securities of subsidiary trusts                         98,775                               98,775
Shareholders' equity                                 1,346,758                            1,294,766
                                                  ------------                         ------------
   Total liabilities and shareholders' equity     $ 18,075,246                         $ 18,299,846
                                                  ============                         ============

Net earning assets                                $  2,255,139                         $  2,206,433
                                                  ============                         ============

Net interest income (fully-taxable equivalent)                     159,823                                 155,730
Less: fully-taxable equivalent adjustments                          (1,509)                                 (1,770)
                                                                  --------                                --------
   Net interest income                                            $158,314                                $153,960
                                                                  ========                                ========
Net interest rate spread (fully-taxable
  equivalent)                                                                  3.21%                                       3.06%
Net interest margin (fully-taxable equivalent)                                 3.84%                                       3.70%

---------------------------------------------------
(1) Annualized.

(2) Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                       2000 Third Quarter                        2000 Second Quarter
                                           -----------------------------------------   ------------------------------------------
                                                                             Yield/                                       Yield/
                                           Average Balance    Interest      Rate (1)   Average Balance    Interest       Rate (1)
                                           ---------------    --------      --------   ---------------    --------       --------
Loans and leases (2):
  Residential real estate mortgages          $ 2,340,950      $  43,370       7.41%      $ 2,336,378      $  44,190       7.57%
  Commercial real estate mortgages             2,935,280         65,740       8.91         2,819,294         62,581       8.93
  Commercial business loans and leases         2,205,430         51,110       9.22         2,132,627         48,021       9.06
  Consumer loans and leases                    3,193,830         69,489       8.65         3,101,735         66,598       8.64
                                             -----------      ---------                  -----------      ---------
     Total loans and leases                   10,675,490        229,709       8.57        10,390,034        221,390       8.56
Securities                                     6,298,451        107,303       6.81         6,478,785        109,892       6.79
Federal funds sold and other short-term
  investments                                     63,155            958       6.04            80,250          1,266       6.34
                                             -----------      ---------                  -----------      ---------
   Total earning assets                       17,037,096        337,970       7.91        16,949,069        332,548       7.87
                                                              ---------                                   ---------
Noninterest-earning assets                     1,408,636                                   1,398,125
                                             -----------                                 -----------
   Total assets                              $18,445,732                                 $18,347,194
                                             ===========                                 ===========

Interest-bearing deposits:
  Regular savings                            $ 1,469,374      $   7,643       2.07       $ 1,545,893          8,037       2.09
  NOW and money market accounts                3,898,780         34,877       3.56         3,770,025         31,269       3.34
  Certificates of deposit                      4,529,819         63,160       5.55         4,540,737         59,822       5.30
  Brokered deposits                               86,953          1,439       6.58           123,670          1,994       6.49
                                             -----------      ---------                  -----------      ---------
    Total interest-bearing deposits            9,984,926        107,119       4.27         9,980,325        101,122       4.08
Borrowed funds                                 4,962,974         78,727       6.31         5,086,715         76,767       6.07
                                             -----------      ---------                  -----------      ---------
    Total interest-bearing liabilities        14,947,900        185,846       4.95        15,067,040        177,889       4.75
                                                              ---------                                   ---------
Non-interest bearing deposits                  2,046,112                                   1,875,798
Other liabilities                                104,804                                     133,627
Securities of subsidiary trusts                   98,775                                      98,775
Shareholders' equity                           1,248,141                                   1,171,954
                                             -----------                                 -----------
   Total liabilities and shareholders'
      equity                                 $18,445,732                                 $18,347,194
                                             ===========                                 ===========

Net earning assets                           $ 2,089,196                                 $ 1,882,029
                                             ===========                                 ===========

Net interest income (fully-taxable
  equivalent)                                                   152,124                                     154,659
Less: fully-taxable equivalent
  adjustments                                                    (1,411)                                     (1,494)
                                                              ---------                                   ---------
   Net interest income                                        $ 150,713                                   $ 153,165
                                                              =========                                   =========
Net interest rate spread (fully-taxable
  equivalent)                                                                 2.96%                                       3.12%
Net interest margin (fully-taxable
  equivalent)                                                                 3.57%                                       3.67%

-----------------------------------------------------

(1) Annualized.

(2) Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                  2000 First Quarter
                                                     -------------------------------------------
                                                                                         Yield/
                                                       Average Balance    Interest      Rate (1)
                                                     -------------------------------------------
Loans and leases (2):
  Residential real estate mortgages                      $ 2,337,127      $  43,536       7.45%
  Commercial real estate mortgages                         2,731,631         60,698       8.94
  Commercial business loans and leases                     1,952,209         43,019       8.86
  Consumer loans and leases                                3,036,234         64,193       8.50
                                                         -----------      ---------
     Total loans and leases                               10,057,201        211,446       8.45
Securities                                                 6,783,530        114,163       6.74
Federal funds sold and other short-term investments           79,032          1,091       5.55
                                                         -----------      ---------
   Total earning assets                                   16,919,763        326,700       7.75
                                                                          ---------
Noninterest-earning assets                                 1,393,153
                                                         -----------
   Total assets                                          $18,312,916
                                                         ===========

Interest-bearing deposits:
  Regular savings                                        $ 1,561,943          8,176       2.11
  NOW and money market accounts                            3,639,746         27,701       3.06
  Certificates of deposit                                  4,505,049         56,716       5.06
  Brokered deposits                                          131,218          2,144       6.57
                                                         -----------      ---------
    Total interest-bearing deposits                        9,837,956         94,737       3.87
Borrowed funds                                             5,262,911         75,483       5.77
                                                         -----------      ---------
    Total interest-bearing liabilities                    15,100,867        170,220       4.53
                                                                          ---------
Non-interest bearing deposits                              1,798,107
Other liabilities                                            117,311
Securities of subsidiary trusts                               98,775
Shareholders' equity                                       1,197,856
                                                         -----------
   Total liabilities and shareholders' equity            $18,312,916
                                                         ===========


Net earning assets                                       $ 1,818,896
                                                         ===========

Net interest income (fully-taxable equivalent)                              156,480
Less: fully-taxable equivalent adjustments                                   (1,307)
                                                                          ---------
   Net interest income                                                    $ 155,173
                                                                          =========
Net interest rate spread (fully-taxable equivalent)                                       3.22%
Net interest margin (fully-taxable equivalent)                                            3.70%


-----------------------------------------------------

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

TABLE 3 -  RATE /VOLUME ANALYSIS
(Dollars in thousands)

                                                              Three Months Ended March 31, 2001 vs. 2000
                                                                       Increase (decrease) due to
                                                          --------------------------------------------------
                                                                                       Rate and       Total
                                                            Volume        Rate        Volume (1)      Change
                                                            ------        ----        ----------      ------
Interest income:
Loans and leases                                          $ 18,141       $ 1,488       ($1,256)      $ 18,373
Securities                                                 (16,028)         --            (196)       (16,224)
Federal funds sold and other short-term investments           (795)           35           (35)          (795)
                                                          --------       -------       -------       --------
Total interest income                                        1,318         1,523        (1,487)         1,354
                                                          --------       -------       -------       --------

Interest expense:
Interest-bearing deposits
   Regular savings                                            (890)       (1,887)          162         (2,615)
   NOW and money market accounts                             2,487         2,333            18          4,838
   Certificates of deposit                                     103         7,220          (537)         6,786
   Brokered deposits                                           548           (29)          (26)           493
                                                          --------       -------       -------       --------
Total interest-bearing deposits                              2,248         7,637          (383)         9,502
Borrowed funds                                             (11,222)         (389)          120        (11,491)
                                                          --------       -------       -------       --------
Total interest expense                                      (8,974)        7,248          (263)        (1,989)

Net interest income (fully taxable equivalent)            $ 10,292       ($5,725)      ($1,224)      $  3,343
                                                          ========       =======       =======       ========

----------------------------------------------------------

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NONINTEREST INCOME

First quarter noninterest income totaled $58.8 million, a 17% increase from the first quarter of 2000. This increase was primarily due to insurance commissions income (up $4.7 million or 89%), deposit services income (up $2.1 million or 11%) and other noninterest income (up $2.3 million or 61%). Noninterest income, excluding securities gains and losses, as a percent of total revenues was 27% and 24% for the quarters ended March 31, 2001 and 2000, respectively.

Deposit services income in the first quarter of 2001 increased 11% from the first quarter of 2000. This increase was primarily attributable to volume driven increases in checking accounts and collection of overdraft fees.

Mortgage banking income was $3.2 million and $3.7 million for the quarters ended March 31, 2001 and 2000, respectively. The decrease from the same quarter of last year was primarily due to higher gains on the sale of servicing in 2000. The amount of loans serviced for others was $294.9 million and $4.0 billion at March 31, 2001 and 2000, respectively. The Company sold $1.8 billion of loans serviced for others in the fourth quarter of 2000 and $1.6 billion in the first quarter of 2001. See Table 4 for a summary of mortgage banking services income by quarter for 2001 and 2000.

Capitalized mortgage servicing rights amounted to $491 thousand at March 31, 2001, compared to $23.2 million at December 31, 2000. The decrease was due largely to the sale of mortgage servicing rights with a carrying value of $22.6 million in the first quarter of 2001. In the fourth quarter of 2000, after a comprehensive review of its mortgage banking operations, the Company decided to sell virtually all of its mortgage servicing rights and to sell mortgage servicing rights on new loan originations on a flow basis in the future. The Company began sales of this asset after it determined that it could no longer meet its internal investment targets because of the relatively small size of its loans serviced for others portfolio, the increasing level of sophistication of the national competitors and the volatility due to changes in interest rates inherent in the mortgage servicing rights asset. The Company is continuing to sell mortgage servicing rights on new loan originations on a flow basis. See Table 4 for details.

TABLE 4 - MORTGAGE BANKING SERVICES
(Dollars in thousands)

                                                                     At or for the Three Months Ended
                                                   -----------------------------------------------------------------------------
                                                     3/31/01        12/31/00         9/30/00          6/30/00          3/31/00
                                                   ---------      -----------      -----------      -----------      -----------
RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS       $ 294,898      $ 1,618,610      $ 3,332,529      $ 3,832,996      $ 3,993,680
                                                   =========      ===========      ===========      ===========      ===========

MORTGAGE SERVICING RIGHTS:

   Balance at beginning of period                  $  23,225      $    41,029      $    44,135      $    44,780      $    52,724
   Mortgage servicing rights capitalized                 382            1,845            1,657               69              406
   Amortization charged against
      mortgage servicing fee income                     (500)            (500)          (2,344)          (2,442)          (3,020)
   Change in impairment reserve                         --               --                162            1,728            1,005
   Mortgage servicing rights sold                    (22,616)         (19,149)          (2,581)            --             (6,335)
                                                   ---------      -----------      -----------      -----------      -----------
   Balance at end of period                        $     491      $    23,225      $    41,029      $    44,135      $    44,780
                                                   =========      ===========      ===========      ===========      ===========


MORTGAGE BANKING SERVICES INCOME:
   Sales income:
   Residential mortgage sales income               $   2,240      $       478      $     1,671      $       318      $       169
   Lower of cost or market adjustment -
            Loans held for sale                          (52)              73              108              (36)              30
                                                   ---------      -----------      -----------      -----------      -----------
            Total sales income                         2,188              551            1,779              282              199
                                                   ---------      -----------      -----------      -----------      -----------

   Servicing income:
   Residential mortgage servicing income, net            340            2,430            1,590            2,956            1,439
   Change in impairment reserve on mortgage
             servicing rights                           --               --                162            1,728            1,005
   Valuation adjustments - interest rate floor          --                 (6)             460             (106)            (545)
   Gain on sale of capitalized mortgage
            servicing rights                             706            4,176            2,181              124            1,559
                                                   ---------      -----------      -----------      -----------      -----------
            Total servicing income                     1,046            6,600            4,393            4,702            3,458
                                                   ---------      -----------      -----------      -----------      -----------

   Total                                           $   3,234      $     7,151      $     6,172      $     4,984      $     3,657
                                                   =========      ===========      ===========      ===========      ===========


Insurance commissions income was $10.0 million for the first quarter of 2001 compared to $5.3 million for the same period in 2000, an increase of 89%. The increases in 2001 were primarily attributable to two insurance agency purchase acquisitions in the third quarter of 2000.

Trust services income increased $127 thousand from the first quarter of 2000 to the first quarter of 2001. Assets under management increased to $8.6 billion at March 31, 2001 from $7.4 billion at March 31, 2000.

Investment advisory services income declined by $120 thousand from the first quarter of 2000 to the first quarter of 2001 as result of market conditions.

Bank-owned life insurance ("BOLI") income was $4.3 million for the first quarter of 2001, compared to $5.1 million for the same period in 2000, a decrease of 16%. There was a $1.2 million death benefit recorded in the first quarter of 2000. Excluding the $1.2 million benefit in 2000, BOLI income increased $200 thousand due to higher average levels of BOLI in 2001. For the first quarter of 2001, the average carrying value of BOLI was $306 million compared to $292 million for the first quarter of 2000. BOLI covers certain employees of the Company's bank subsidiaries. Most of the Company's BOLI is invested in the "general account" of quality insurance companies. Standard and Poors rated all such companies AA- or better at March 31, 2001.

Merchant and card product income was $3.3 million for the first quarters of 2001 and 2000. This income represents fees and interchange income generated by the use of Company-issued debit cards and charges to merchants for credit card deposits.

Other income increased by $2.3 million or 61% for the quarter ended March 31, 2001 compared to the same quarter last year. The increase was primarily due to higher loan fees and included $980 thousand of premium income recognized on covered call options related to mortgage backed securities. No covered call options were outstanding as of March 31, 2001.

NONINTEREST EXPENSE

Noninterest expense was $127.2 million and $125.3 million for the quarters ended March 31, 2001 and 2000, respectively, representing an increase of $1.9 million, or 1%. The efficiency ratio was 55.13% and 57.30% for the quarters ended March 31, 2001 and 2000, respectively. For a description of the methodology used by the Company to calculate the efficiency ratio, see Note 3 to Table 1.

Salaries and benefits expense of $61.7 million for the quarter ended March 31, 2001 increased $1.8 million or 3% from the same quarter of last year. The increase was primarily due to additional employees from two insurance agency purchase acquisitions during the third quarter of 2000 offset by the Banknorth merger savings.

Data processing expense of $9.0 million for the quarter ended March 31, 2001 increased $194 thousand or 2% from the same quarter a year ago.

Occupancy expense of $11.8 million during the three months ended March 31, 2001 increased $708 thousand or 6% from the same quarter in 2000 due to additional rent expense and additional expenses from the insurance agency purchase acquisitions during the third quarter of 2000.

Equipment expense of $8.2 million during the three months ended March 31, 2001 increased $386 thousand or 5% during the three months ended March 31, 2001 from the first quarter of last year. This increase was primarily due to depreciation relating to new technology equipment and software.

Amortization of goodwill and other intangibles was $5.4 million and $5.2 million for the quarters ended March 31, 2001 and 2000, respectively. The slight increase related to amortization of goodwill recorded in connection with the acquisition of two insurance agencies during the third quarter of 2000.

Special charges amounted to $5.6 million ($3.7 million after tax) in the first quarter of 2001 and $5.3 million ($3.6 million after tax) in the first quarter of 2000. The special charges recorded in the first quarter of 2001 related to severance packages for executives exercising change in control agreements related to the Banknorth acquisition, costs to close 10 branches and write-downs on auto lease residuals (the Company ceased originating automobile leases in June 2000).

The following table summarizes activity related to special charges from December 31, 2000 through March 31, 2001.

TABLE 5 - SPECIAL CHARGES
(Dollars in thousands)

                                                                                                           Other
                                                          Amount                           Cash           Amounts
                                          Balance at    Included in                      Payments       Applied to     Balance at
                                          12/31/2000      Expense      Reallocations    (Receipts)        Reserve       3/31/2001
                                          ------------ --------------  --------------  --------------  --------------  -------------
    MERGER CHARGES

    Severance costs                              $679         $2,329             $0             $475              $0         $2,533
    Data processing/systems integration           100             --             79               79              --            100
    Asset write-downs/facility costs            2,119             --           (610)             313              --          1,196
    Other costs                                   217             --             531             748              --              -
                                          ------------ --------------  --------------  --------------  --------------  -------------
                                               $3,115         $2,329              $0          $1,615              $0         $3,829
                                          ============ ==============  ==============  ==============  ==============  =============

    BRANCH CLOSINGS

    Severance and salary costs                     $0            $47              $0              $0              $0            $47
    Asset write-downs/lease terminations           --          1,585              --              --              --          1,585
    Branch decommissioning costs                  170            755              --             100              --            825
                                          ------------ --------------  --------------  --------------  --------------  -------------
                                                 $170         $2,387              $0            $100              $0         $2,457
                                          ============ ==============  ==============  ==============  ==============  =============

    OTHER SPECIAL CHARGES

    Write-down of auto lease residuals             $0           $892              $0              $0            $892             $0
                                          ============ ==============  ==============  ==============  ==============  =============


Other non-interest expenses decreased by $1.8 million or 7% during the three months ended March 31, 2001 as compared to the comparable period in the prior year. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

TABLE 6 - OTHER NONINTEREST EXPENSES
(Dollars in thousands)

                                         2001         2000          2000          2000          2000
                                         First       Fourth         Third        Second        First
                                        Quarter      Quarter       Quarter       Quarter      Quarter
                                       ----------   ----------   ------------   ----------    ---------
    Advertising and marketing             $2,387       $2,647         $2,772       $3,606       $2,985
    Telephone                              3,007        3,709          3,473        3,134        2,945
    Office supplies                        2,320        2,603          2,436        2,673        2,166
    Postage and freight                    2,478        2,252          2,267        2,376        2,470
    Miscellaneous loan costs               1,737        1,530          1,545        1,717        2,203
    Deposits and other assessments           835        1,045          1,110        1,002          961
    Collection and carrying costs
        of non-performing assets             610         (814)           618          590          746
    Other                                  9,825       11,492         10,304       10,672       10,479
                                       ----------   ----------   ------------   ----------    ---------
    Total                                $23,199      $24,464        $24,525      $25,770      $24,955
                                       ==========   ==========   ============   ==========    =========


TAXES

The effective tax rate was 33% for each of the quarters ended March 31, 2001 and 2000, respectively.

COMPREHENSIVE INCOME

Comprehensive income amounted to $102.0 million and $33.3 million during the three months ended March 31, 2001 and 2000, respectively, which were different from the Company's reported net income during the respective periods as a result of changes in the amount of unrealized gains and losses on the Company's portfolio of securities available for sale and, in 2001, unrealized losses on cash flow hedges. For additional information, see Note 2 to the Consolidated Financial Statements included herein.

The Company's available for sale investment portfolio had unrealized gains (losses), net of applicable income tax effects, of $12.6 million, $(34.5) million and $(141.2) million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. The improvement over this 15-month period related to lower prevailing interest rates, scheduled amortization and prepayments of principal, and sales of investments. Although each contributed to the improvement, lower prevailing interest rates was the primary driver. At March 31, 2001, the net unrealized gain of $19.6 million, before related tax effect, represented 0.35% of securities available for sale. The Company attempts to balance the interest rate risk of its assets with its liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of its liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in "other comprehensive income."

FINANCIAL CONDITION

LOANS AND LEASES

Total loans and leases (including loans held for sale) averaged $10.9 billion during the first quarter of 2001, an increase of $871 million or 9% from the first quarter of 2000. All loan categories increased except for residential real estate loans. It is currently the Company's policy to sell most of the residential real estate loans it originates into the secondary market. Average loans as a percent of average earning assets were 65% during the quarter ended March 31, 2001 compared to 59% during the quarter ended March 31, 2000. This change in balance sheet mix relates both to loan growth and deleveraging in the investment portfolio.

Average residential real estate loans (which include mortgage loans held for sale) of $2.3 billion during the first quarter of 2001 declined $51.9 million from the first quarter of last year due to portfolio runoff. Mortgage loans held for sale amounted to $112.7 million and $27.6 million at March 31, 2001 and 2000, respectively, and $51.1 million at December 31, 2000. The increase in loans held for sale compared to last year was due primarily to higher origination volumes resulting from declining interest rates.

Average commercial real estate loans of $3.0 billion increased $233 million, or 9%, from the first quarter of last year. The majority of the increase was in the Massachusetts market. The average yield on commercial real estate loans during the first quarter of 2001 was 8.85%, as compared to 8.94% in the first quarter of 2000.

Commercial business loans and leases averaged $2.3 billion during the first quarter of 2001, an increase of $352 million, or 18%, over the first quarter of 2000. The largest increases were in Maine and Massachusetts. The yield on commercial business loans and leases decreased to 8.70% in the first quarter of 2001 from 8.86% in the first quarter of 2000.

Average consumer loans and leases of $3.4 billion during the first quarter of 2001 increased $338 million, or 11%, from the first quarter of 2000. The increase was primarily in indirect automobile and home equity loans and lines of credit. The largest increases were in Maine and Massachusetts. The average yield on consumer loans and leases increased from 8.50% in the first quarter of 2000 to 8.73% in the first quarter of 2001.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $5.8 billion during the first quarter of 2001, as compared to $6.8 billion in the first quarter of 2000. The securities portfolio consisted primarily of mortgage-backed securities, most of which are seasoned 15-year federal agency securities and U.S. Treasury securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale are rated AAA or equivalently rated. The decrease in the Company's securities portfolio during 2001 was partially due to the sale of $104 million of securities to restructure the securities portfolio in the second quarter of 2000. The average yield on securities was 6.74% for each of the quarters ended March 31, 2001 and 2000. With the exception of the securitized residential real estate loans held in a REMIC that are classified as held to maturity and carried at cost, all of the Company's securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $12.8 million and an after-tax unrealized loss of $34.5 million at March 31, 2001 and December 31, 2000, respectively.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $67.9 million at March 31, 2001, or 0.37% of total assets, compared to $67.4 million or 0.37% of total assets at March 31, 2000. Both residential and commercial real estate loans experienced declines while commercial business and consumer loans experienced increases. Total nonperforming loans as a percentage of total loans was 0.57%, at March 31, 2001 and December 31, 2000 and slightly higher than the 0.54% at March 31, 2000. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 20% of the total loan portfolio at March 31, 2001, as compared with 21% at December 31, 2000. The Company's residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At March

31, 2001, 0.49% of the Company's residential loans were nonperforming, as compared with 0.44% at December 31, 2000 and 0.61% at March 31, 2000.

The Company's commercial real estate loan portfolio accounted for 27% of the total loan portfolio at March 31, 2001 and December 31, 2000. Commercial real estate loans consist primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (including food stores). These loans generally are secured by properties located in the New England states and New York, particularly Maine, Massachusetts, New Hampshire and Vermont. At March 31, 2001, 0.45% of the Company's commercial real estate loans were nonperforming, as compared with 0.43% at December 31, 2000 and 0.60% at March 31, 2000.

The Company's commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at March 31, 2001 and December 31, 2000. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts and, to a lesser extent, Vermont, New York and Connecticut. The Company's commercial business loans and leases are generally to small and medium size businesses located within its geographic market area. The Company generally does not emphasize the purchase of participations in syndicated commercial loans. At March 31, 2001, the Company had $157 million of participations in syndicated commercial loans and commitments to purchase an additional $158 million of such participations. At March 31, 2001, 1.40% of the Company's commercial business loans and leases were non-performing, as compared with 1.41% at December 31, 2000 and 0.97% at March 31, 2000.

The Company's consumer loan and lease portfolio accounted for 31% of the total loan portfolio at March 31, 2001 and December 31, 2000. The Company has a diversified consumer loan and lease portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles, education loans and loans to finance certain medical /dental procedures (vision, dental and orthodontia fee plan loans). Mobile home loans, which amounted to $161.7 million at March 31, 2001 and $161.3 million at December 31, 2000, essentially unchanged, reflecting the Company's strategy to emphasize other types of lending. In June 2000, the Company ceased originating automobile leases and the auto lease portfolio continues to decline. Automobile lease receivables totaled $67.0 million, $81.6 million and $126.3 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. At March 31, 2001, 0.17% of the Company's consumer loans and leases were nonperforming, as compared with 0.19% at December 31, 2000 and 0.16% at March 31, 2000.

At March 31, 2001, the Company had $7.7 million of accruing loans which were 90 days or more delinquent, as compared to $6.0 million of such loans at December 31, 2000 and $7.9 million at March 31, 2000. The increase from December 31, 2000 was primarily attributable to an increase in residential real estate loans over 90 days delinquent, which the Company believes are well secured and in the process of collection.

TABLE 7 - NONPERFORMING ASSETS
(Dollars in thousands)

                                                                     3/31/01     12/31/00      9/30/00      6/30/00      3/31/00
                                                                     -------     --------      -------      -------      -------
Nonaccrual loans:
Residential real estate loans                                        $10,575      $ 9,894      $ 8,258      $ 9,405      $14,204
Commercial real estate loans                                          13,205       12,155       17,212       18,270       15,621
Commercial business loans and leases                                  32,233       32,583       17,396       16,570       19,818
Consumer loans and leases                                              5,611        6,329        5,650        5,110        4,861
                                                                     -------      -------      -------      -------      -------
Total nonaccrual loans                                                61,624       60,961       48,516       49,355       54,504
Total troubled debt restructurings                                      --            673          704          731        1,027
                                                                     -------      -------      -------      -------      -------
  Total nonperforming loans                                           61,624       61,634       49,220       50,086       55,531
                                                                     -------      -------      -------      -------      -------

Other nonperforming assets:
Other real estate owned, net of related reserves                       4,310        4,074        6,432        8,419        9,027
Repossessions, net of related reserves                                 1,935        1,424        1,246        2,125        2,792
                                                                     -------      -------      -------      -------      -------
  Total other nonperforming assets                                     6,245        5,498        7,678       10,544       11,819
                                                                     -------      -------      -------      -------      -------

                                                                     -------      -------      -------      -------      -------
Total nonperforming assets                                           $67,869      $67,132      $56,898      $60,630      $67,350
                                                                     =======      =======      =======      =======      =======

                                                                     -------      -------      -------      -------      -------
Accruing loans which are 90 days overdue                             $ 7,664      $ 5,973      $ 8,195      $ 7,211      $ 7,914
                                                                     =======      =======      =======      =======      =======

Total nonperforming loans as a percentage of total loans (1)            0.57%        0.57%        0.46%        0.48%        0.54%
Total nonperforming assets as a percentage of total assets              0.37%        0.37%        0.31%        0.33%        0.37%
Total nonperforming assets as a percentage of  total loans
   (1) and total other nonperforming assets                             0.63%        0.62%        0.53%        0.58%        0.66%

----------------------------------------------------------

(1) Total loans excludes residential real estate loans held for sale.


PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $7.1 million and $5.1 million for loan and lease losses in the quarters ended March 31, 2001 and 2000, respectively. As shown in Table 8, net charge-offs for the first quarter of 2001 were $7.1 million, or 0.26% of average loans outstanding, compared to $5.0 million, or 0.20% of average loans outstanding, for the first quarter of 2000. The provisions for loan and lease losses during the quarter ended March 31, 2001 approximated net charge-offs during the period. At March 31, 2001, the allowance for loan and lease losses amounted to $153.6 million or 1.43% of total portfolio loans and leases, as compared to $155.1 million or 1.52% at March 31, 2000. The ratio of the allowance for loan and lease losses to nonperforming loans was 249% at March 31, 2001 and 279% at March 31, 2000.

Provisions are made to the allowance for loan and lease losses in order to maintain the allowance at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan portfolio. Management considers the allowance appropriate and adequate to cover probable losses inherent in the loan portfolio based on the current economic environment.

Provisions for loan losses are attributable to management's ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other factors, consideration of the character and size of the loan and lease portfolio, such as internal risk ratings and credit concentrations, trends in nonperforming loans, delinquency trends and charge-off experience, portfolio migration data, the volume of new loan originations and other asset quality factors. Although management utilizes its judgment in providing for probable losses, there can be no assurance that the Company will not have to change its provisions for loan and lease losses in subsequent periods. Changing economic and business conditions in the Company's market areas, particularly northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large movements in market-based interest rates or other reasons could affect the Company's future provisions for loan and lease losses.

TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                                              2001 First    2000 Fourth   2000 Third     2000 Second     2000 First
                                                                Quarter       Quarter       Quarter        Quarter        Quarter
                                                              -----------   -----------   -----------    -----------    -----------
    Allowance at beginning of period                          $   153,550   $   156,867   $   156,464    $   155,078    $   155,048

    Charge-offs:
    Real estate mortgages                                             790           963         1,989            894          1,425
    Commercial business loans and leases                            3,774         4,639           807          1,519            759
    Consumer loans and leases                                       4,463         6,312         5,046          4,382          5,956
                                                              -----------   -----------   -----------    -----------    -----------
      Total loans charged off                                       9,027        11,914         7,842          6,795          8,140
                                                              -----------   -----------   -----------    -----------    -----------

    Recoveries:
    Real estate mortgages                                             138           324           707            409            983
    Commercial business loans and leases                              890           576           440            619            667
    Consumer loans and leases                                         932         1,046           848          1,304          1,452
                                                              -----------   -----------   -----------    -----------    -----------
      Total loans recovered                                         1,960         1,946         1,995          2,332          3,102
                                                              -----------   -----------   -----------    -----------    -----------
    Net charge-offs                                                 7,067         9,968         5,847          4,463          5,038

    Additions charged to operating expenses                         7,138         6,651         6,250          5,849          5,068
                                                              -----------   -----------   -----------    -----------    -----------
    Allowance at end of period                                $   153,621   $   153,550   $   156,867    $   156,464    $   155,078
                                                              ===========   ===========   ===========    ===========    ===========

    Average loans and leases outstanding
       during the period (1)                                  $10,880,534   $10,771,843   $10,648,267    $10,371,568    $10,010,690
                                                              ===========   ===========   ===========    ===========    ===========

    Ratio of net charge-offs to average loans and
       leases outstanding during the period, annualized (1)          0.26%         0.37%         0.22%          0.17%          0.20%
    Ratio of allowance to total loans and leases
       at end of period (1)                                          1.43%         1.42%         1.46%          1.49%          1.52%
    Ratio of allowance to nonperforming loans
       at end of period                                               249%          249%          319%           312%           279%
    Ratio of net charge-offs as a percent of
        average outstanding loans, annualized (1):
                 Real estate mortgages                              0.051%        0.049%        0.097%         0.038%         0.035%
                 Commercial business loans and leases               0.508%        0.714%        0.066%         0.170%         0.019%
                 Consumer loans and leases                          0.424%        0.634%        0.523%         0.399%         0.596%

    (1) Excludes residential real estate loans held for sale.

DEPOSITS

Total deposits averaged $12.0 billion during the first quarter of 2001, an increase of $369 million from the first quarter of 2000. The increases in deposits were partially due to new commercial loan relationships. The ratio of loans to deposits was 91% and 86% at March 31, 2001 and December 31, 2000, respectively.

Average non-interest bearing deposits of $2.0 billion during the first quarter of 2001 increased $168.8 million or 9% from the first quarter of 2000. The increase in non-interest bearing deposits is consistent with the Company's marketing of these lower-cost accounts.

Average interest-bearing deposits, excluding brokered deposits, of $9.9 billion during the first quarter of 2001 increased $166.8 million from the first quarter of 2000 primarily due to increases in NOW and money market accounts. The average rates paid on all deposit types increased 34 basis points from 3.87% in the first quarter of 2000 to 4.21% in the first quarter of 2001 due largely to a rising rate environment along the short end of the yield curve for most of 2000. The average rates paid on all deposit types decreased by 10 basis points from 4.31% in the fourth quarter of 2000 to 4.21% in the first quarter of 2001, the first quarterly decline since the third quarter of 1999.

OTHER FUNDING SOURCES

The Company's primary sources of funding, other than deposits, are advances from Federal Home Loan Banks ("FHLB") and securities sold under repurchase agreements. The Company also borrows funds under the U.S. Treasury's Note Option Treasury, tax and loan program and by overnight borrowings from other banks as needed. Average borrowed funds for the first quarter of 2001 were $4.5 billion, a decrease of $788.8 million from the first quarter of 2000. Borrowing needs declined as a result of increased average deposit levels and deleveraging the securities portfolio.

Average FHLB borrowings for the first quarter of 2001 were $3.1 billion, which decreased $877.9 million or 22% from the first quarter of 2000. Collateral for FHLB borrowings consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At March 31, 2001, the Company's FHLB borrowings amounted to $3.3 billion and its additional borrowing capacity from the FHLB was $1.5 billion.

Average balances for securities sold under repurchase agreements were $1.1 billion and $1.2 billion for the quarters ended March 31, 2001 and 2000, respectively, an increase of $82.6 million. These borrowings, with a cost of 5.08% for the quarter ended March 31, 2001, are secured by mortgage-backed securities and U.S. Government obligations.

RISK MANAGEMENT

    The primary goal of the Company's risk management program is to determine how certain existing or emerging issues facing the Company or the financial services industry affect the nature and extent of the risks faced by the Company. Based on a periodic self-evaluation, the Company determines key issues and develops plans and/or objectives to address risk. The Board of Directors (the "Board") and management believe that there are seven applicable "risk categories," consisting of credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective. In addition, an aggregate level of risk is assigned to the Company as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the Board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, measurement, control and monitoring.

    The Board has established the overall strategic direction of the Company. It approves the overall risk policies of the Company and oversees the overall risk management process for the Company. The Board has delegated authority to three Board Committees, consisting of Audit, Board Risk Management and Asset Review Committees, and has charged each Committee with overseeing key risks that are relative to their committees. The Board Risk Management Committee has the ultimate oversight of the seven applicable risks for the Company.

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by the Company's Board of Directors (the "Board") and monitored periodically by a committee of the Board. The Board delegates responsibility for asset-liability management to the Asset Liability Management Committee ("ALCO"), which is comprised of members of senior management who set strategic directives that guide the day-to-day asset-liability management activities of the Company. The ALCO also reviews and approves all major risk relating to liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members.

Market Risk

     Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations and thus is only exposed to non-trading market risk.

     Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company's primary source of revenue. This risk arises directly from the Company's core banking activities - lending and deposit gathering. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans,
(iv) the rate of amortization of premiums paid on securities, (v) the amount of unrealized gains and losses on securities available for sale and (vi) the fair value of the Company's saleable assets and derivatives and the resultant ability to realize gains.

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

     The Company quantifies and measures interest-rate exposure using a model to dynamically simulate net interest income under various interest rate scenarios over a 12-month period. Simulated scenarios include deliberately extreme interest rate "shocks" and more gradual interest rate "ramps." Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of the Company's deposit and loan customers. The most material assumption relates to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. Complicating management's efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of the Company's assets and liabilities.

     To cope with these uncertainties, management gives careful attention to its assumptions. For example, many of the Company's interest-bearing deposit products (e.g. interest checking, savings and money market deposits) have no contractual maturity and based on historical experience have only a limited sensitivity to movements in market rates. Because management believes it has some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions regarding rate changes are built into the model. In the case of prepayment of mortgage loans, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans.

        The Company manages the interest-rate risk inherent in its core banking operations primarily using on-balance sheet instruments that sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed fund maturities. From time to time the Company may use certain hedging strategies which include the use of derivative financial instruments. The primary objective of the Company's hedging strategies is to reduce net interest rate exposure arising from the Company's asset and liability structure. As of January 1, 2001, the Company recognizes all derivatives on the balance sheet at fair value. The Company may use a variety of derivatives as part of its interest rate risk management strategy. The Company's primary use of derivatives is to hedge the sale of mortgage loans held for sale.

The Company typically uses Treasury options and mortgage-backed securities options to modify its forward mortgage commitments.

    The Company's policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 5%. As shown in the following table, the Company was in compliance with this limit at March 31, 2001 and December 31, 2000.


                         200 Basis Point      100 Basis Point        100 Basis Point      200 Basis Point
                          Rate Decrease        Rate Decrease          Rate Increase        Rate Increase
                         ----------------     -----------------      -----------------    -----------------
March 31, 2001               (2.39%)              (0.71%)                (0.26%)              (1.28%)
                             =======              =======                =======              =======

December 31, 2000             0.70%                0.51%                 (1.46%)              (3.18%)
                              =====                =====                 =======              =======


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

    Substantially all of the Company's remaining mortgage servicing rights were sold in January 2001. Future mortgage servicing rights originated will be sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to the value of mortgage servicing rights is not expected to be material.

    The most significant factors affecting market risk exposure of net interest income during the first quarter of 2001 has been (i) the direction of interest rates, (ii) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (iii) changes in the composition of mortgage assets (iv) changes in the borrowings portfolio structure, and (v) reduction of deposit interest expense.

    The Company's earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at March 31, 2001, the Company's commitments or debt service requirements consisted primarily of junior subordinated debentures issued to two subsidiaries, $68.8 million to Peoples Heritage Capital Trust I and $30 million to Banknorth Capital Trust I, in connection with the issuance of 9.06% Capital Securities due 2027 and 10.52% Capital Securities due 2027, respectively. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations, and borrowings, including draws on a $60 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at 3 month LIBOR plus 0.75%. The line had not been used through March 31, 2001.

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

As of March 31, 2001, the banks had in the aggregate $2.5 billion of "immediately accessible liquidity," defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 21% of deposits. The Company's current policy minimum is 10% of deposits.

Also as of March 31, 2001, the banks had in the aggregate "potentially volatile funds" of $1.3 billion. These are funds that might flow out of the banks over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of March 31, 2001, the ratio of "immediately accessible liquidity" to "potentially volatile funds" was 186%, versus a policy minimum of 100%.

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


CAPITAL

At March 31, 2001, shareholders' equity amounted to $1.4 billion. In addition, through subsidiary trusts, the Company had outstanding at such date $98.8 million of capital securities which mature in 2027 and qualify as Tier 1 Capital. The Company paid a $0.13 per share dividend on its Common Stock during the first quarter of 2001. In January 2001, the Company authorized an 8,000,000 share repurchase program to be purchased from time to time in open market transactions as market conditions warrant. The Company purchased approximately 3 million shares through March 31, 2001 at an average price of $19.92 per share or a total $58.7 million.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

TABLE 9 - REGULATORY CAPITAL REQUIREMENTS

(Dollars in thousands)                                                      For Capital Adequacy
                                                           Actual                  Purposes                  Excess
                                                 ------------------------  ------------------------ ---------------------
                                                    Amount        Ratio       Amount      Ratio        Amount      Ratio
                                                 -------------- ---------  ----------- ------------ ------------  -------
As of March 31, 2001:

Total capital (to risk weighted assets)           $1,419,672      11.52%      985,874      8.00%      $433,798     3.52%
Tier 1 capital (to risk weighted assets)           1,266,051      10.27%      492,937      4.00%       773,114     6.27%
Tier 1 leverage capital ratio (to average
  assets)                                          1,266,051       7.07%      716,371      4.00%       549,680     3.07%

As of December 31, 2000:

Total capital (to risk weighted assets)            1,428,814      11.81%      967,752      8.00%       461,062     3.81%
Tier 1 capital (to risk weighted assets)           1,277,574      10.56%      483,876      4.00%       793,698     6.56%
Tier 1 leverage capital  (to average assets)       1,277,574       7.02%      727,852      4.00%       549,722     3.02%


Net risk weighted assets were $12.3 billion and $12.1 billion at March 31, 2001 and December 31, 2000, respectively.

The Company's banking subsidiaries are also subject to federal regulatory capital requirements. At March 31, 2001, each of the Company's depository institutions was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable capital requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transactions occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the impact of adopting this standard to be material to its financial statements.




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

Item 5.    Other Information - not applicable.

Item 6.    Exhibits and reports on Form 8-K.

           (a)  The Company filed a Current Report on Form 8-K on January 24,
                2001.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BANKNORTH GROUP, INC.

Date:     May 15, 2001                By:   /s/ William J. Ryan
                                            -------------------
                                            William J. Ryan
                                            Chairman, President and
                                            Chief Executive Officer


Date:     May 15, 2001                By:   /s/ Peter J. Verrill
                                            --------------------
                                            Peter J. Verrill
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Chief Financial Officer


Date:     May 15, 2001                By:   /s/ Stephen J. Boyle
                                            --------------------
                                            Stephen J. Boyle
                                            Executive Vice President and
                                            Controller
                                            (principal accounting officer)