Form 10-Q
period 2001-06-30
BANKNORTH GROUP INC/ME
filed 2001-08-14
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

Yes [ x ]    No  [   ]

The number of shares outstanding of the Registrant's common stock and related stock purchase rights as of July 31, 2001 is:

Common stock, par value $.01 per share                         137,100,669
             (Class)                                          (Outstanding)

                                      INDEX

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION                                                     PAGE
               Item 1.   Financial Statements (unaudited)

                         Consolidated Balance Sheets
                         June 30, 2001 and December 31, 2000                               3

                         Consolidated Statements of Income -
                         Three and six months months ended
                         June 30, 2001 and 2000                                            4

                         Consolidated Statements of Changes in Shareholders' Equity -
                         Six months ended June 30, 2001 and 2000                           5

                         Consolidated Statements of Cash Flows -
                         Six months ended June 30, 2001 and 2000                           6

                         Notes to Consolidated Financial Statements                        7

               Item 2.     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                           9

               Item 3.     Quantitative and Qualitative Disclosures about Market Risk     32

PART II.       OTHER INFORMATION

               Item 1.   Legal proceedings                                                32

               Item 2.   Changes in securities and use of proceeds                        32

               Item 3.   Defaults upon senior securities                                  32

               Item 4.   Submission of matters to a vote of security holders              32

               Item 5    Other information                                                32

               Item 6    Exhibits and reports on Form 8-K                                 33

               Signatures                                                                 33


BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                          June 30, 2001      December 31, 2000
                                                                                        ----------------     -----------------
ASSETS                                                                                     (Unaudited)
Cash and due from banks                                                                  $    480,760         $    515,934
Federal funds sold and other short term investments                                            15,472               29,058
Securities available for sale, at market value                                              5,437,061            5,425,111
Securities held to maturity (fair value of $409,939 and $457,110 at June 30, 2001
   and December 31, 2000, respectively)                                                       405,946              455,547
Loans held for sale                                                                            75,179               51,131
Loans and leases:
   Residential real estate mortgages                                                        2,081,644            2,248,714
   Commercial real estate mortgages                                                         3,083,216            2,955,163
   Commercial business loans and leases                                                     2,395,084            2,308,904
   Consumer loans and leases                                                                3,322,514            3,332,881
                                                                                         ------------         ------------
                                                                                           10,882,458           10,845,662
   Less:  Allowance for loan and lease losses                                                 155,303              153,550
                                                                                         ------------         ------------
              Net loans and leases                                                         10,727,155           10,692,112
                                                                                         ------------         ------------
Premises and equipment                                                                        203,055              201,192
Goodwill and other intangibles                                                                174,888              185,520
Mortgage servicing rights                                                                         495               23,225
Bank-owned life insurance                                                                     311,919              306,411
Other assets                                                                                  310,595              348,569
                                                                                         ------------         ------------
                                                                                         $ 18,142,525         $ 18,233,810
                                                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Savings accounts                                                                      $  1,405,620         $  1,386,286
   Money market access and NOW accounts                                                     4,106,389            3,975,318
   Certificates of deposit                                                                  4,454,210            4,461,983
   Brokered deposits                                                                          167,847              169,069
   Noninterest-bearing deposits                                                             2,293,453            2,114,600
                                                                                         ------------         ------------
        Total deposits                                                                     12,427,519           12,107,256
Federal funds purchased and securities sold under repurchase agreements                     1,207,043            1,138,629
Borrowings from the Federal Home Loan Bank                                                  2,416,674            3,348,242
Other borrowings                                                                              240,140               73,744
Subordinated long-term debt                                                                   200,000                 --
Other liabilities                                                                             191,712              136,307
                                                                                         ------------         ------------
        Total liabilities                                                                  16,683,088           16,804,178
                                                                                         ------------         ------------

Company obligated, mandatory redeemable securities of subsidiary trusts
        holding solely parent junior subordinated debentures                                   98,775               98,775

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized,
        none issued)                                                                             --                   --
Common stock (par value $0.01 per share, 400,000,000 shares authorized
       149,584,005 shares issued in 2001 and 149,584,159 shares issued in 2000)                 1,496                1,496
Paid-in capital                                                                               618,307              617,234
Retained earnings                                                                             973,957              897,214
Unearned compensation                                                                          (1,186)              (1,354)
Accumulated other comprehensive income (loss)                                                    (190)             (34,487)
Treasury stock, at cost (12,442,912 shares in 2001 and 8,339,556 shares in 2000)             (231,722)            (149,246)
                                                                                         ------------         ------------
      Total shareholders' equity                                                            1,360,662            1,330,857
                                                                                         ------------         ------------
                                                                                         $ 18,142,525         $ 18,233,810
                                                                                         ============         ============

See accompanying Notes to Consolidated Financial Statements

   BANKNORTH GROUP, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME
   (In thousands, except per share data) (Unaudited)

                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                            --------------------------         --------------------------
                                                              2001             2000              2001               2000
                                                            ---------        ---------         ---------         ---------
Interest and dividend income:
   Interest on loans and leases                             $ 221,507        $ 220,383         $ 450,330         $ 430,964
   Interest and dividends on securities                        95,128          110,671           192,849           225,483
                                                            ---------        ---------         ---------         ---------
      Total interest and dividend income                      316,635          331,054           643,179           656,447

Interest expense:
   Interest on deposits                                        95,989          101,122           200,227           195,859
   Interest on borrowed funds                                  52,581           76,767           116,573           152,250
                                                            ---------        ---------         ---------         ---------
      Total interest expense                                  148,570          177,889           316,800           348,109

      Net interest income                                     168,065          153,165           326,379           308,338
Provision for loan and lease losses                             9,311            5,849            16,450            10,917
                                                            ---------        ---------         ---------         ---------
      Net interest income after provision
              for loan and lease losses                       158,754          147,316           309,929           297,421

Noninterest income:
   Deposit services                                            18,401           16,781            35,947            32,336
   Mortgage banking services                                    1,776            4,984             5,010             8,641
   Insurance commissions                                        9,241            4,694            19,209             9,973
   Trust services                                               8,703            8,767            17,490            17,427
   Investment advisory services                                 1,760            1,618             3,458             3,436
   Bank-owned life insurance income                             4,891            4,165             9,198             9,265
   Merchant and electronic banking income, net                  7,971            7,879            14,462            14,284
   Net securities gains                                            45               38               803                25
   Losses on securities restructuring                            --            (15,895)             --             (15,895)
   Other noninterest income                                     4,809            7,856            10,777            11,563
                                                            ---------        ---------         ---------         ---------
                                                               57,597           40,887           116,354            91,055
Noninterest expenses:
   Salaries and employee benefits                              62,856           57,425           124,550           117,286
   Data processing                                              8,917            9,269            17,878            18,036
   Occupancy                                                   11,070            9,928            22,882            21,032
   Equipment                                                    8,746            7,791            16,907            15,566
   Distributions on securities of subsidiary trusts             2,347            2,347             4,694             4,694
   Amortization of goodwill and other intangibles               5,392            5,200            10,816            10,401
   Special charges                                               --             37,271             5,608            42,608
   Other noninterest expenses                                  24,864           25,770            48,063            50,725
                                                            ---------        ---------         ---------         ---------
                                                              124,192          155,001           251,398           280,348

Income before income tax expense                               92,159           33,202           174,885           108,128
Applicable income tax expense                                  32,266           14,323            59,608            39,349
                                                            ---------        ---------         ---------         ---------
      Net income before cumulative effect of
          change in accounting principle                       59,893           18,879           115,277            68,779

Cumulative effect of change in accounting principle,
          net of tax                                             --               --                (290)             --
                                                            ---------        ---------         ---------         ---------
      Net income                                            $  59,893        $  18,879         $ 114,987         $  68,779
                                                            =========        =========         =========         =========


Weighted average shares outstanding:
      Basic                                                   137,659          144,280           139,236           144,363
      Diluted                                                 138,901          145,167           140,461           145,212
Earnings per share:
      Basic                                                 $    0.44        $    0.13         $    0.83         $    0.48
      Diluted                                                    0.43             0.13              0.82              0.47



See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)


                                                                                                               Unearned
                                                           Par           Paid-in           Retained            Compen-
                                                          Value          Capital           Earnings            sation
                                                    ------------------------------------------------------------------
Balances at December 31, 2000                       $     1,496       $   617,234       $   897,214       ($    1,354)

Net income                                                   --                --           114,987                --
Unrealized gain on securities, net of
   reclassification adjustment                               --                --                --                --
Unrealized gain on cash flow hedges                          --                --                --                --

        Comprehensive income


Common stock issued for employee benefit plans               --               297            (2,156)               --

Treasury stock purchased                                     --                --                --                --

Decrease in unearned compensation                            --               790                --               168

Issuance and distribution of restricted stock                --               (12)              (48)               --

Payment of fractional shares                                 --                (2)               --                --

Cash dividends                                               --                --           (36,040)               --
                                                    -----------------------------------------------------------------


Balances at June 30, 2001                           $     1,496       $   618,307       $   973,957       ($    1,186)
                                                    =================================================================


Balances at December 31, 1999                       $     1,496       $   617,523       $   787,238       ($    2,751)

Net income                                                   --                --            68,779                --
Unrealized losses on securities, net of
   reclassification adjustment                               --                --                --                --

        Comprehensive income


Common stock issued for employee benefit plans               --                --            (3,397)               --

Cancellation of treasury shares at acquisition               (1)           (2,206)               --                --

Treasury stock purchased                                     --                --                --                --

Decrease in unearned compensation                            --               472                --               237

Issuance and distribution of restricted stock                --                71                --                --

Amortization of restricted stock awards                      --              (390)               --               992

Cash dividends                                               --                --           (34,627)               --
                                                    -----------------------------------------------------------------


Balances at June 30, 2000                           $     1,495       $   615,470       $   817,993       ($    1,522)
                                                    =================================================================



                                                    Accumulated
                                                       Other
                                                    Comprehensive         Treasury
                                                    Income (Loss)           Stock                 Total
                                                    ---------------------------------------------------
Balances at December 31, 2000                       ($   34,487)      ($  149,246)      $ 1,330,857

Net income                                                   --                --           114,987
Unrealized gain on securities, net of
   reclassification adjustment                           33,978                --            33,978
Unrealized gain on cash flow hedges                         319                --               319
                                                                                         ----------
        Comprehensive income                                                                149,284
                                                                                         ----------

Common stock issued for employee benefit plans               --            12,302            10,443

Treasury stock purchased                                     --           (94,938)           (94,938)

Decrease in unearned compensation                            --                --               958

Issuance and distribution of restricted stock                --               160               100

Payment of fractional shares                                 --                --                (2)

Cash dividends                                               --                --           (36,040)
                                                    -----------------------------------------------


Balances at June 30, 2001                           ($      190)      ($  231,722)      $ 1,360,662
                                                    ===============================================


Balances at December 31, 1999                       ($  125,394)      ($   85,838)      $ 1,192,274

Net income                                                   --                --            68,779
Unrealized losses on securities, net of
   reclassification adjustment                              788                --               788
                                                                                        -----------
        Comprehensive income                                                                 69,567
                                                                                        -----------
Common stock issued for employee benefit plans               --             7,231             3,834

Cancellation of treasury shares at acquisition               --             2,207                --

Treasury stock purchased                                     --           (12,343)          (12,343)

Decrease in unearned compensation                            --                --               709

Issuance and distribution of restricted stock                --                --                71

Amortization of restricted stock awards                      --                --               602

Cash dividends                                               --                --           (34,627)
                                                    -----------------------------------------------

Balances at June 30, 2000                           ($  124,606)      ($   88,743)      $ 1,220,087
                                                    ===============================================




See accompanying Notes to Consolidated Financial Statements.

     BANKNORTH GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)

                                                                                                  Six Months Ended June 30,
                                                                                                  -------------------------
                                                                                                     2001              2000
                                                                                                     ----              ----
Cash flows from operating activities:
   Net income                                                                                  $   114,987       $    68,779
   Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan and lease losses                                                      16,450            10,917
           Depreciation                                                                             14,669            13,646
           Amortization of goodwill and other intangibles                                           10,816            10,401
           Provision for deferred tax expense                                                          363           (11,374)
           ESOP and restricted stock expense                                                           958               709
           Issuance of restricted stock units                                                          100               673
           Net (gains) losses realized from sales of securities and consumer loans                  (1,571)           11,135
           Net (gains) losses realized from sales of loans held for sale (a component  of
                 mortgage banking services)                                                         (3,602)              192
           Earnings from bank owned life insurance                                                  (9,198)           (9,265)
           Net decrease in mortgage servicing rights                                                22,730             8,589
           Proceeds from sales of loans held for sale                                              437,241            71,499
           Residential loans originated for sale                                                  (457,687)           (5,914)
           Net decrease (increase) in interest and dividends receivable and other assets            19,449            (6,329)
           Net increase (decrease) in other liabilities                                             55,405              (386)
                                                                                               -----------       -----------
Net cash provided by operating activities                                                          221,110           160,130
                                                                                               -----------       -----------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale                                            280,742           106,469
   Proceeds from maturities and principal repayments of securities available for sale              922,121           473,417
   Purchases of securities available for sale                                                   (1,161,735)         (185,832)
   Proceeds from maturities and principal repayments of securities held to maturity                 49,601            55,500
   Net (increase) decrease in loans and leases                                                     (90,028)         (708,531)
   Proceeds from sale of loans                                                                      39,303            34,234
   Net additions to premises and equipment                                                         (16,532)           (9,536)
   Proceeds from death claim on bank owned life insurance                                            3,690             1,571
                                                                                               -----------       -----------
Net cash provided (used) by investing activities                                                    27,162          (232,708)
                                                                                               -----------       -----------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                                             320,263           234,043
   Net increase (decrease) in securities sold under repurchase agreements                          132,417          (308,682)
   Proceeds from Federal Home Loan Bank borrowings                                               5,152,421         6,799,300
   Payments on Federal Home Loan Bank borrowings                                                (6,083,989)       (6,835,766)
   Net increase (decrease) in other borrowings                                                     166,396            69,040
   Issuance of subordinated long-term debt                                                         200,000                --
   Issuance of stock                                                                                10,441             3,834
   Purchase of treasury stock                                                                      (94,938)          (12,343)
   Dividends paid                                                                                  (36,040)          (34,627)
                                                                                               -----------       -----------
Net cash provided (used) by financing activities                                                  (233,029)          (85,201)
                                                                                               -----------       -----------

Increase (decrease) in cash and cash equivalents                                                    15,243          (157,779)
   Cash and cash equivalents at beginning of period                                                392,989           776,395
                                                                                               -----------       -----------
   Cash and cash equivalents at end of period                                                  $   408,232       $   618,616
                                                                                               ===========       ===========


For the six months ended June 30, 2001 and 2000, interest of $324,930 and $349,239 and income taxes of $41,299 and $54,249 were paid, respectively.

See accompanying Notes to Consolidated Financial Statements.

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES
                                  June 30, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income for the Company are net income, unrealized gains (losses) on securities available for sale and losses on hedges, net of tax. The following is a reconciliation of comprehensive income for the six months ended June 30, 2001 and 2000.


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    ------------------------
                                                                                       2001            2000
                                                                                    ---------       ---------


Net income                                                                          $ 114,987       $  68,779
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
               Unrealized holding gains (losses) arising during the period             34,500          (9,528)
  Less:  reclassification adjustment for gains (losses) included in net income            522         (10,316)
                                                                                    ---------       ---------
                                                                                       33,978             788
                                                                                    ---------       ---------
Unrealized gains (losses) on cash flow hedges, net of tax
               Unrealized holding losses arising during the period                       (224)             --
  Less:  reclassification adjustment for losses included in net income                   (543)             --
                                                                                    ---------       ---------
                                                                                          319              --
                                                                                    ---------       ---------

Other comprehensive income, net                                                        34,297             788
                                                                                    ---------       ---------
Comprehensive income                                                                $ 149,284       $  69,567
                                                                                    =========       =========


NOTE 3 - EARNINGS PER SHARE

The computations of basic and diluted net income per share and weighted average shares outstanding follow:

                                          Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                         -----------------------      --------------------
                                           2001          2000          2001          2000
                                         --------      --------      --------      --------
Net income                               $ 59,893      $ 18,879      $114,987      $ 68,779
                                         ========      ========      ========      ========
Weighted average shares outstanding
  Basic                                   137,659       144,280       139,236       144,363
  Effect of dilutive stock options          1,242           887         1,225           849
                                         --------      --------      --------      --------
  Diluted                                 138,901       145,167       140,461       145,212
                                         ========      ========      ========      ========
Net income per share:
  Basic                                  $   0.44      $   0.13      $   0.83      $   0.48
  Diluted                                    0.43          0.13          0.82          0.47

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

NOTE 5  PENDING ACQUISITIONS

On June 11, 2001, the Company entered into agreements to acquire Andover Bancorp, Inc. ("Andover"), a multi-bank holding company headquartered in Andover, Massachusetts, and MetroWest Bank ("MetroWest"), a Massachusetts-chartered savings bank headquartered in Framingham, Massachusetts. Andover had total assets of $1.8 billion and total shareholders' equity of $163.3 million at June 30, 2001. Under terms of the agreement with Andover, shareholders of Andover will receive 2.27 shares of the Company's common stock (subject to adjustment as provided in the agreement) for each share of Banknorth common stock, plus cash in lieu of any fractional share interests. Based on the exchange ratio, the Company will issue a maximum of approximately 16.7 million shares of Company common stock in connection with the acquisition of Andover (inclusive of shares which are issuable upon exercise or conversion of outstanding Andover derivative securities). In conjuction with this transaction, the Company announced its intention to repurchase approximately one-half of the shares to be issued during the next year. MetroWest had total assets of $935.8 million and total shareholders' equity of $64.0 million at June 30, 2001. The agreement provides, among other things, that as a result of the acquisition, each outstanding share of common stock of MetroWest (subject to certain exceptions) will be converted into the right to receive $11.50, without interest. The aggregate purchase price for this acquisition is approximately $166 million. Each agreement is subject to the approval of the acquired company's shareholders, the receipt of regulatory approvals and other customary closing conditions. The acquisitions will be accounted for as purchases in accordance with Financial Accounting Standards Board No. 141, "Business Combinations" and are expected to be completed in the fourth quarter of 2001.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

Banknorth Group, Inc. (the "Company") reported consolidated net income of $59.9 million, or $0.43 per diluted share, for the second quarter of 2001 as compared with $18.9 million, or $0.13 per diluted share, for the second quarter of 2000. On an operating basis, which excludes special items (which consist of merger and other special charges and losses on securities restructuring), the Company earned $59.9 million and $57.7 million or $0.43 and $0.40 per diluted share for the quarters ended June 30, 2001 and 2000, respectively. Operating cash diluted earnings per share, which excludes special items and amortization of goodwill and other intangible assets, was $0.46 and $0.43 for the quarters ended June 30, 2001 and 2000, respectively.

The Company's operating return on average equity ("ROE") and operating return on average assets ("ROA"), were 17.85% and 1.32%, respectively, for the second quarter ended June 30, 2001. Operating ROE and operating ROA were 19.82% and 1.27%, respectively, for the quarter ended June 30, 2000.

Operating results for the second quarter of 2001 improved over the second quarter of 2000 due to a 10% increase in net interest income, which was partially offset by expense growth of 5% and increased provisions for loan and lease losses. Net interest income increased $14.9 million and the net interest margin increased by 36 basis points. This was due largely to a decline in the rates paid on interest-bearing liabilities, as well as a change in the mix in earning assets, as loan growth replaced investment securities. Noninterest income increased by $815 thousand, excluding losses on securities restructuring, primarily due to a $1.6 million increase in deposit services income and a $4.5 million increase in insurance commissions, which were partially offset by a decrease in mortgage banking income of $3.2 million. The increase in noninterest expenses for the second quarter of 2001 was primarily due to an increase in salaries and benefits expense of $5.4 million or 9% and an increase in occupancy expense of $1.1 million or 12%, which were partially offset by a decrease of $906 thousand in other noninterest expense. The efficiency ratio (noninterest expense excluding distributions on securities of subsidiary trusts and special charges, as a percentage of net interest income and noninterest income, excluding net securities gains and losses) was 54.01% in the second quarter of 2001 compared to 54.97% in the comparable period last year. Selected quarterly data, ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

The Company reported consolidated net income of $115.0 million, or $0.82 per diluted share, for the six months ended June 30, 2001, as compared with $68.8 million, or $0.47 per diluted share, for the six months ended June 30, 2000. Operating income for the first six months of 2001 was $118.9 million, or $0.85 per diluted share, and operating ROE and operating ROA for this period were 17.81% and 1.32%, respectively. The Company's operating income for the first six months of 2000 was $111.2 million, or $0.77 per diluted share, and operating ROE and operating ROA were 18.97% and 1.22%, respectively. The six months ended June 30, 2001 and 2000 included $5.6 million ($3.9 million net of tax) and $58.5 million ($42.4 million net of tax) of non-operating items (consisting of special charges and losses on restructuring the investment portfolio), respectively. (See Table 5 for more information related to special charges.) Operating results for the first six months of 2001 represent a 10% increase in diluted earnings per share from the comparable period last year. Net interest income for the six months ended June 30, 2001 increased 6% from the same period last year primarily due to a 27 basis point increase in net interest margin. Net interest income also benefited from accelerated accretion of discounts on certain U. S. Government Agency callable securities that were called prior to maturity. Noninterest income, excluding losses on securities restructuring, for the six months ended June 30, 2001 increased 9% compared to the first six months last year. Noninterest expense, excluding special charges, increased 3% for the six months ended June 30, 2001 compared to the same period last year primarily due to increases in salaries and benefits and occupancy expenses.

TABLE 1 - SELECTED QUARTERLY DATA
(Dollars in thousands, except per share data)

                                                                        2001             2001               2000
                                                                       Second            First             Fourth
                                                                       ------            -----             ------
Net interest income                                                  $   168,065       $ 158,314        $ 153,960
Provision for loan and lease losses                                        9,311           7,138            6,651
                                                                     -----------       ---------        ---------
Net interest income after loan and lease loss provision                  158,754         151,176          147,309

Noninterest income (1)                                                    57,552          57,997           63,630
Net securities gains (losses)                                                 45             759              437
Noninterest expenses (excluding special charges) (2)                     124,192         121,598          119,473
Special charges (2)                                                           --           5,608              (15)
                                                                     -----------       ---------        ---------
Income before income taxes                                                92,159          82,726           91,918
Income tax expense                                                        32,266          27,343           29,554
                                                                     -----------       ---------        ---------
Net income before cumulative effect of
   change in accounting principle                                         59,893          55,383           62,364
Cumulative effect of change in accounting principle, net of tax               --            (290)              --
                                                                     -----------       ---------        ---------
Net income                                                           $    59,893       $  55,093        $  62,364
                                                                     ===========       =========        =========

Earnings per share:
Basic                                                                $      0.44       $    0.39        $    0.43
Diluted                                                                     0.43            0.39             0.43

Operating earnings per share (excluding special items) (2):
Basic                                                                $      0.44       $    0.42        $    0.43
Diluted                                                                     0.43            0.42             0.43

Return on average assets (3)                                                1.32%           1.24%            1.36%
Return on average equity (3)                                               17.85%          16.59%           19.16%

Operating ratios:
Return on average assets (excluding special items) (3) (4)                  1.32%           1.32%            1.35%
Return on average equity (excluding special items) (3) (4)                 17.85%          17.78%           19.15%
Net interest margin                                                         4.03%           3.84%            3.70%
Noninterest income as a percent of total income (1)                        25.51%          26.81%           29.24%
Efficiency ratio (5)                                                       54.01%          55.13%           53.83%

Special items, net of related income tax effect (4)                  $         0       $   3,941        ($     38)

                                                                       2000             2000             2000
                                                                       Third           Second            First
                                                                       -----           ------            -----
Net interest income                                                  $ 150,713        $ 153,165        $ 155,173
Provision for loan and lease losses                                      6,250            5,849            5,068
                                                                     ---------        ---------        ---------
Net interest income after loan and lease loss provision                144,463          147,316          150,105

Noninterest income (1)                                                  56,090           56,744           50,181
Net securities gains (losses)                                              (23)         (15,857)             (13)
Noninterest expenses (excluding special charges) (2)                   111,635          117,730          120,010
Special charges (2)                                                        414           37,271            5,337
                                                                     ---------        ---------        ---------
Income before income taxes                                              88,481           33,202           74,926
Income tax expense                                                      27,890           14,323           25,026
                                                                     ---------        ---------        ---------
Net income before cumulative effect of
   change in accounting principle                                       60,591           18,879           49,900
Cumulative effect of change in accounting principle, net of tax             --               --               --
                                                                     ---------        ---------        ---------
Net income                                                           $  60,591        $  18,879        $  49,900
                                                                     =========        =========        =========

Earnings per share:
Basic                                                                $    0.42        $    0.13        $    0.35
Diluted                                                                   0.42             0.13             0.34


Operating earnings per share (excluding special items) (2):
Basic                                                                $    0.42        $    0.40        $    0.37
Diluted                                                                   0.42             0.40             0.37


Return on average assets (3)                                              1.31%            0.41%            1.10%
Return on average equity (3)                                             19.31%            6.48%           16.75%


Operating ratios:
Return on average assets (excluding special items) (3) (4)                1.32%            1.27%            1.17%
Return on average equity (excluding special items) (3) (4)               19.49%           19.82%           17.96%
Net interest margin                                                       3.57%            3.67%            3.70%
Noninterest income as a percent of total income (1)                      27.12%           27.03%           24.44%
Efficiency ratio (5)                                                     52.85%           54.97%           57.30%


Special items, net of related income tax effect (4)                  $     545        $  38,870        $   3,577

-------------------------------------------------------

(1)      Excludes securities transactions.
(2) Special charges consist of merger charges, asset write-downs and branch closing costs.
(3)      Annualized.
(4) Special items consists of (i) special charges and (ii) losses on restructuring the investment portfolio.
(5) Represents noninterest expenses, excluding distributions on securities of subsidiary trusts and special items, as a percentage of net interest income and noninterest income, excluding net securities gains and losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully-taxable equivalent net interest income for the second quarter of 2001 increased $15.0 million compared to the second quarter of 2000 while the net interest margin increased from 3.67% to 4.03% in the comparable periods. These increases were primarily due to decreases in the volume of and rate paid on interest-bearing liabilities and, to a lesser extent, an increase in the average amount of loans outstanding. Also benefiting net interest margin was a $226 million increase in noninterest-bearing deposits. Average loans as a percent of average earning assets increased to 65% at June 30, 2001, as compared to 61% at June 30, 2000. Growth in average commercial business loans (9%), average consumer loans (8%) and average commercial real estate mortgages (8%) contributed to this increase. Average securities decreased for the three months ended June 30, 2001, as compared to the comparable period in the prior year, due primarily to the repositioning of the securities portfolio in the second quarter of 2000 and continued runoff of mortgage-backed securities.


The Company's fully-taxable equivalent net interest income for the six months ended June 30, 2001 increased $18.3 million compared to the six months ended June 30, 2000 primarily for the same reasons as the increase during the three months ended June 30, 2001, as discussed above. The net interest margin increased from 3.67% for the six months ended June 30, 2000 to 3.94% for the six months ended June 30, 2001 primarily due to a 24 basis point decrease in rates paid on interest-bearing liabilities. Average net earning assets increased $499.2 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily due to an increase in non-interest-bearing deposits and equity. Table 2 shows quarterly average balances, net interest income by category and rates for each of the quarters in 2001 and 2000 and for the six months periods ended June 30, 2001 and 2000. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also "Interest Rate Risk and Asset Liability Management" below.

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

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                         2001 Second Quarter                        2001 First Quarter
                                                         -------------------                        ------------------
                                                                                Yield/                                  Yield/
                                                Average Balance     Interest    Rate (1)  Average Balance   Interest    Rate (1)
                                                ---------------     --------    --------  ---------------   --------    --------
Loans and leases (2):
  Residential real estate mortgages                  $2,206,518      $40,866   7.41%       $2,285,219      $43,118      7.55%
  Commercial real estate mortgages                    3,036,744       64,949    8.58        2,964,053       64,658       8.85
  Commercial business loans and leases                2,322,572       46,509    8.03        2,304,625       49,439       8.70
  Consumer loans and leases                           3,342,216       70,166    8.42        3,373,971       72,604       8.73
                                                     ----------      -------               ----------      -------
     Total loans and leases                          10,908,050      222,490    8.18       10,927,868      229,819       8.51
Securities                                            5,931,974       95,241    6.42        5,819,082       97,939       6.74
Federal funds sold and other
short-term investments                                   48,148          476    3.97           20,946          296       5.73
                                                     ----------      -------               ----------      -------
   Total earning assets                              16,888,172      318,207    7.55       16,767,896      328,054       7.89
                                                                     -------                               -------
Noninterest-earning assets                            1,264,302                             1,307,350
                                                    -----------                           -----------
   Total assets                                     $18,152,474                           $18,075,246
                                                    ===========                           ===========

Interest-bearing deposits:
  Regular savings                                    $1,405,540       $4,898    1.40       $1,390,834       $5,561       1.62
  NOW and money market accounts                       4,059,390       28,525    2.82        3,969,403       32,539       3.32
  Certificates of deposit                             4,484,684       60,086    5.37        4,513,295       63,502       5.71
  Brokered deposits                                     167,419        2,480    5.94          165,065        2,637       6.48
                                                     ----------      -------               ----------      -------
    Total interest-bearing deposits                  10,117,033       95,989    3.81       10,038,597      104,239       4.21
Borrowed funds                                        4,329,605       52,581    4.82        4,474,160       63,992       5.74
                                                     ----------      -------               ----------      -------
    Total interest-bearing liabilities               14,446,638      148,570    4.11       14,512,757      168,231       4.68
                                                                     -------                               -------
Non-interest bearing deposits                         2,101,326                             1,966,919
Other liabilities                                       159,955                               150,037
Securities of subsidiary trusts                          98,775                                98,775
Shareholders' equity                                  1,345,780                             1,346,758
                                                    -----------                           -----------
   Total liabilities and shareholders' equity       $18,152,474                           $18,075,246
                                                    ===========                           ===========

Net earning assets                                   $2,441,534                            $2,255,139
                                                    ===========                           ===========

Net interest income (fully-taxable equivalent)                       169,637                               159,823
Less: fully-taxable equivalent adjustments                            (1,572)                               (1,509)
                                                                    --------                               -------
   Net interest income                                              $168,065                              $158,314
                                                                    ========                              ========
Net interest rate spread (fully-taxable equivalent)                               3.44%                                    3.21%
Net interest margin (fully-taxable equivalent)                                    4.03%                                    3.84%


------------------------------------------------
(1)      Annualized.
(2)      Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates

(Dollars in thousands)

                                                                 2000 Fourth Quarter                       2000 Third Quarter
                                                                 -------------------                       ------------------
                                                                                     Yield/                                 Yield/
                                                      Average Balance     Interest  Rate (1)  Average Balance   Interest    Rate (1)
                                                      ---------------     --------  --------  ---------------   --------   --------
Loans and leases (2):
  Residential real estate mortgages                    $2,304,500         $43,340   7.52%       $2,340,950      $43,370     7.41%
  Commercial real estate mortgages                      2,947,644          66,428    8.97        2,935,280       65,740      8.91
  Commercial business loans and leases                  2,263,301          52,852    9.29        2,205,430       51,110      9.22
  Consumer loans and leases                             3,305,342          73,282    8.82        3,193,830       69,489      8.65
                                                       ----------         -------               ----------      -------
     Total loans and leases                            10,820,787         235,902    8.68       10,675,490      229,709      8.57
Securities                                              6,065,801         102,787    6.77        6,298,451      107,303      6.81
Federal funds sold and other short-term investments        33,591             362    4.28           63,155          958      6.04
                                                       ----------         -------               ----------      -------
   Total earning assets                                16,920,179         339,051    7.99       17,037,096      337,970      7.91
                                                                          -------                               -------
Noninterest-earning assets                              1,379,667                                1,408,636
                                                       ----------                               ----------
   Total assets                                       $18,299,846                              $18,445,732
                                                      ===========                              ===========

Interest-bearing deposits:
  Regular savings                                      $1,416,785           5,922    1.66       $1,469,374       $7,643      2.07
  NOW and money market accounts                         3,933,748          35,034    3.54        3,898,780       34,877      3.56
  Certificates of deposit                               4,522,791          65,289    5.74        4,529,819       63,160      5.55
  Brokered deposits                                       120,020           2,027    6.72           86,953        1,439      6.58
                                                       ----------          ------              -----------       ------
    Total interest-bearing deposits                     9,993,344         108,272    4.31        9,984,926      107,119      4.27
Borrowed funds                                          4,720,402          75,049    6.24        4,962,974       78,727      6.31
                                                       ----------          ------              -----------       ------
    Total interest-bearing liabilities                 14,713,746         183,321    4.93       14,947,900      185,846      4.95
                                                                         --------                               -------
Non-interest bearing deposits                           2,046,837                                2,046,112
Other liabilities                                         145,722                                  104,804
Securities of subsidiary trusts                            98,775                                   98,775
Shareholders' equity                                    1,294,766                                1,248,141
                                                      -----------                              -----------
   Total liabilities and shareholders' equity         $18,299,846                              $18,445,732
                                                      ===========                              ===========

Net earning assets                                     $2,206,433                               $2,089,196
                                                       ==========                               ==========

Net interest income (fully-taxable equivalent)                              155,730                               152,124
Less: fully-taxable equivalent adjustments                                   (1,770)                               (1,411)
                                                                           --------                               -------
   Net interest income                                                     $153,960                              $150,713
                                                                           ========                              ========
Net interest rate spread (fully-taxable equivalent)                                   3.06%                                  2.96%
Net interest margin (fully-taxable equivalent)                                        3.70%                                  3.57%


----------------------------------------------------------

(1)      Annualized.

(2)      Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                                   2000 Second Quarter                    2000 First Quarter
                                                                   -------------------                    ------------------
                                                                                        Yield/                              Yield/
                                                       Average Balance     Interest   Rate (1)   Average Balance  Interest  Rate (1)
                                                       ---------------     --------   --------   ---------------  --------  --------
Loans and leases (2):
  Residential real estate mortgages                        $2,336,378     $44,190     7.57%      $2,337,127       $43,536    7.45%
  Commercial real estate mortgages                          2,819,294      62,581      8.93       2,731,631        60,698     8.94
  Commercial business loans and leases                      2,132,627      48,021      9.06       1,952,209        43,019     8.86
  Consumer loans and leases                                 3,101,735      66,598      8.64       3,036,234        64,193     8.50
                                                           ----------     -------                ----------       -------
     Total loans and leases                                10,390,034     221,390      8.56      10,057,201       211,446     8.45
Securities                                                  6,478,785     109,892      6.79       6,783,530       114,163     6.74
Federal funds sold and other short-term investments            80,250       1,266      6.34          79,032         1,091     5.55
                                                           ----------     -------                ----------       -------
   Total earning assets                                    16,949,069     332,548      7.87      16,919,763       326,700     7.75
                                                                          -------                                 -------
Noninterest-earning assets                                  1,398,125                             1,393,153
                                                          -----------                           -----------
   Total assets                                           $18,347,194                           $18,312,916
                                                          ===========                           ===========

Interest-bearing deposits:
  Regular savings                                          $1,545,893       8,037      2.09      $1,561,943         8,176     2.11
  NOW and money market accounts                             3,770,025      31,269      3.34       3,639,746        27,701     3.06
  Certificates of deposit                                   4,540,737      59,822      5.30       4,505,049        56,716     5.06
  Brokered deposits                                           123,670       1,994      6.49         131,218         2,144     6.57
                                                           ----------     -------                ----------       -------
    Total interest-bearing deposits                         9,980,325     101,122      4.08       9,837,956        94,737     3.87
Borrowed funds                                              5,086,715      76,767      6.07       5,262,911        75,483     5.77
                                                           ----------     -------                ----------       -------
    Total interest-bearing liabilities                     15,067,040     177,889      4.75      15,100,867       170,220     4.53
                                                                          -------                                 -------
Non-interest bearing deposits                               1,875,798                             1,798,107
Other liabilities                                             133,627                               117,311
Securities of subsidiary trusts                                98,775                                98,775
Shareholders' equity                                        1,171,954                             1,197,856
                                                          -----------                           -----------
   Total liabilities and shareholders' equity             $18,347,194                           $18,312,916
                                                          ===========                           ===========

Net earning assets                                         $1,882,029                            $1,818,896
                                                           ==========                            ==========

Net interest income (fully-taxable equivalent)                            154,659                                 156,480
Less: fully-taxable equivalent adjustments                                 (1,494)                                 (1,307)
                                                                           ------                                  ------
   Net interest income                                                   $153,165                                $155,173
                                                                         ========                                ========
Net interest rate spread (fully-taxable equivalent)                                   3.12%                                   3.22%
Net interest margin (fully-taxable equivalent)                                        3.67%                                   3.70%

-----------------------------------------------------------------

(1)      Annualized.
(2)      Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                                  Six Months Ended                         Six Months Ended
                                                                    June 30, 2001                            June 30, 2000
                                                                    -------------                            -------------
                                                                                     Yield/                                  Yield/
                                                    Average Balance   Interest     Rate (1)  Average Balance   Interest    Rate (1)
                                                    ---------------   --------     --------  ---------------   --------    --------
Loans and leases (2):
  Residential real estate mortgages                    $2,245,651     $83,984      7.48%         $2,327,753    $87,726     7.54%
  Commercial real estate mortgages                      3,000,600     129,607       8.71          2,784,556    123,279      8.90
  Commercial business loans and leases                  2,313,648      95,950       8.36          2,053,878     91,040      8.91
  Consumer loans and leases                             3,358,006     142,770       8.57          3,068,985    130,791      8.57
                                                       ----------     -------                    ----------    -------


     Total loans and leases                            10,917,905     452,311       8.34         10,235,172    432,836      8.49
Securities                                              5,875,840     193,180       6.58          6,631,157    224,055      6.76
Federal funds sold and other
 short-term investments                                    34,622         772       4.50             80,278      2,357      5.90
                                                       ----------     -------                    ----------    -------
   Total earning assets                                16,828,367     646,263       7.72         16,946,607    659,248      7.81
                                                                      -------                                  -------
Noninterest earning assets                              1,284,891                                 1,390,848
                                                      -----------                               -----------
   Total assets                                       $18,113,258                               $18,337,455
                                                      ===========                               ===========

Interest-bearing deposits:
  Regular savings                                      $1,398,228      10,459       1.51         $1,553,918     16,213      2.10
  NOW and money market accounts                         4,014,645      61,064       3.07          3,704,890     58,970      3.20
  Certificates of deposit                               4,498,911     123,588       5.54          4,516,074    116,538      5.19
  Brokered deposits                                       166,248       5,117       6.21            134,264      4,138      6.20
                                                       ----------     -------                    ----------    -------
    Total interest-bearing deposits                    10,078,032     200,228       4.01          9,909,146    195,859      3.97
Borrowed funds                                          4,401,513     116,573       5.29          5,187,878    152,250      5.90
                                                       ----------     -------                    ----------    -------
    Total interest-bearing liabilities                 14,479,545     316,801       4.40         15,097,024    348,109      4.64
                                                                      -------                                  -------
Non-interest bearing deposits                           2,034,494                                 1,837,464
Other liabilities                                         153,906                                   125,231
Securities of subsidiary trust                             98,775                                    98,775
Shareholders' equity                                    1,346,538                                 1,178,961
                                                      -----------                               -----------
   Total liabilities and shareholders' equity         $18,113,258                               $18,337,455
                                                      ===========                               ===========

Net earning assets                                     $2,348,822                                $1,849,583
                                                       ==========                                ==========

Net interest income (fully-taxable equivalent)                        329,462                                  311,139
Less: fully-taxable equivalent adjustments                             (3,083)                                  (2,801)
                                                                       ------                                   ------
   Net interest income                                               $326,379                                 $308,338
                                                                     ========                                 ========

Net interest rate spread (fully-taxable equivalent)                                3.32%                                   3.17%
Net interest margin (fully-taxable equivalent)                                     3.94%                                   3.67%


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

                                                                 Three Months Ended June 30, 2001 vs. 2000
                                                                          Increase (decrease) due to
                                                         ------------------------------------------------------
                                                                                        Rate and        Total
                                                           Volume         Rate          Volume (1)      Change
                                                          -----------------------------------------------------
Interest income:
Loans and leases                                          $ 11,055       ($ 9,843)      ($   112)      $  1,100
Securities                                                  (9,257)        (5,976)           582        (14,651)
Federal funds sold and other short-term investments           (507)          (474)           191           (790)
                                                          ------------------------------------------------------
Total interest income                                        1,291        (16,293)           661        (14,341)
                                                          ------------------------------------------------------

Interest expense:
Interest-bearing deposits
   Regular savings                                            (731)        (2,659)           251         (3,139)
   NOW and money market accounts                             2,410         (4,888)          (266)        (2,744)
   Certificates of deposit                                    (741)           792            213            264
   Brokered deposits                                           708           (170)           (52)           486
                                                          -----------------------------------------------------
Total interest-bearing deposits                              1,646         (6,925)           146         (5,133)
Borrowed funds                                             (11,458)       (15,852)         3,124        (24,186)
                                                          -----------------------------------------------------
Total interest expense                                      (9,812)       (22,777)         3,270        (29,319)

Net interest income (fully taxable equivalent)            $ 11,103       $  6,484       ($ 2,609)      $ 14,978
                                                          ========       ========       ========       ========




                                                                       Six Months Ended June 30, 2001 vs. 2000
                                                                             Increase (decrease) due to
                                                         -------------------------------------------------------------
                                                                                                  Rate and       Total
                                                           Volume                    Rate         Volume (1)    Change
                                                          -------------------------------------------------------------
Interest income:
Loans and leases                                          $ 28,744               ($ 7,613)      ($ 1,671)      $ 19,460
Securities                                                 (25,320)                (5,919)           364        (30,875)
Federal funds sold and other short-term investments         (1,336)                  (557)           323         (1,570)
                                                          -------------------------------------------------------------
Total interest income                                        2,088                (14,089)          (984)       (12,985)
                                                          -------------------------------------------------------------


Interest expense:
Interest-bearing deposits
   Regular savings                                          (1,621)                (4,546)           442         (5,725)
   NOW and money market accounts                             4,915                 (2,388)          (462)         2,065
   Certificates of deposit                                    (442)                 7,838           (346)         7,050
   Brokered deposits                                           983                      7            (11)           979
                                                          -------------------------------------------------------------
Total interest-bearing deposits                              3,835                    911           (377)         4,369
Borrowed funds                                             (23,007)               (15,693)         3,023        (35,677)
                                                          -------------------------------------------------------------
Total interest expense                                     (19,172)               (14,782)         2,646        (31,308)

Net interest income (fully taxable equivalent)            $ 21,260               $    693       ($ 3,630)      $ 18,323
                                                          =============================================================




-----------------------------------------------------

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NONINTEREST INCOME

Second quarter noninterest income totaled $57.6 million, an increase of $815 thousand from the second quarter of 2000, excluding losses on securities restructuring. This increase was primarily due to insurance commissions income (up $4.5 million or 97%), deposit services income (up $1.6 million or 10%) and bank-owned life insurance income (up $726 thousand or 17%). Excluding a $4.7 million gain on the sale of a $29 million credit card portfolio in June 2000, other noninterest income increased $1.7 million for the quarter ended June 30, 2001 primarily due to premiums received on covered call options related to mortgage backed securities. Noninterest income, excluding securities gains and losses, as a percent of total revenues was 26% and 27% for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, noninterest income amounted to $116.4 million and $107.0 million, respectively. The 9% increase was primarily due to increases in deposit services income and insurance commissions.

Deposit services income increased by $1.6 million or 10% during the three months ended June 30, 2001, as compared to the same period in the prior year, and by $3.6 million or 11% during the six months ended June 30, 2001, as compared to the same period in the prior year. For the six months ended June 30, 2001 and 2000, deposit services income amounted to $18.4 million and $16.8 million.
These increases were primarily attributable to volume driven increases in checking accounts and collection of overdraft fees.

Mortgage banking income was $1.8 million and $5.0 million for the quarters ended June 30, 2001 and 2000, respectively. The decrease from the same quarter of last year was primarily due to lower servicing income as a result of the sale of virtually all mortgage servicing rights in the fourth quarter of 2000 and the first quarter of 2001. The amount of loans serviced for others was $303.6 million and $3.8 billion at June 30, 2001 and 2000, respectively. The Company sold $1.8 billion of loans serviced for others in the fourth quarter of 2000 and $1.6 billion in the first quarter of 2001. For the six months ended June 30, 2001 and 2000, mortgage banking income amounted to $5.0 million and $8.6 million, respectively. The $3.6 million decrease for the six months ended June 30, 2001 was primarily due to a $3.8 million decrease in mortgage servicing revenue and $2.7 million of impairment reserves recorded in the first six months of 2000, which were partially offset by a $3.3 million increase in mortgage sales income. See Table 4 for a summary of mortgage banking services income by quarter for 2001 and 2000.

Capitalized mortgage servicing rights amounted to $495 thousand at June 30, 2001, compared to $23.2 million at December 31, 2000. The decrease was due largely to the sale of mortgage servicing rights with a carrying value of $22.6 million in the first quarter of 2001. In the fourth quarter of 2000, after a comprehensive review of its mortgage banking operations, the Company decided to sell virtually all of its mortgage servicing rights and to sell mortgage servicing rights on new loan originations on a flow basis in the future. The Company began sales of this asset after it determined that it could no longer meet its internal investment targets because of the relatively small size of its loans serviced for others portfolio, the increasing level of sophistication of the national competitors and the volatility due to changes in interest rates inherent in the mortgage servicing rights asset. The Company is continuing to sell mortgage servicing rights on new loan originations on a flow basis. See Table 4 for details.

TABLE 4 - MORTGAGE BANKING SERVICES
(Dollars in thousands)

                                                          At or for the Three Months Ended
                                                ----------------------------------------------
                                                    6/30/01         3/31/01        12/31/00
                                                ----------------------------------------------
RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS     $   303,590    $   294,898     $ 1,618,610
                                                 ==========================================

MORTGAGE SERVICING RIGHTS:

  Balance at beginning of period                 $       491    $    23,225     $    41,029
  Mortgage servicing rights capitalized                   --            382           1,845
  Amortization charged against
     mortgage servicing fee income                         4           (500)           (500)
  Change in impairment reserve                            --             --              --
  Mortgage servicing rights sold                          --        (22,616)        (19,149)
                                                 ------------------------------------------
  Balance at end of period                       $       495    $       491     $    23,225
                                                 ==========================================


MORTGAGE BANKING SERVICES INCOME:
  Sales income:
  Residential mortgage sales income              $     1,510    $     2,236     $       478
  Lower of cost or market adjustment -
           Loans held for sale                            52            (52)             73
                                                 ------------------------------------------

           Total sales income                          1,562          2,184             551
                                                 ------------------------------------------

  Servicing income:
  Residential mortgage servicing income, net             214            344           2,430
  Change in impairment reserve on mortgage
            servicing rights                              --             --              --
  Valuation adjustments - interest rate floor             --             --              (6)
  Gain on sale of capitalized mortgage
           servicing rights                               --            706           4,176
                                                 ------------------------------------------

           Total servicing income                        214          1,050           6,600
                                                 ------------------------------------------


  Total                                          $     1,776    $     3,234     $     7,151
                                                 ==========================================



                                                 ------------------------------------------
                                                    9/30/00         6/30/00        3/31/00
                                                 ------------------------------------------

RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS     $ 3,332,529     $ 3,832,996     $ 3,993,680


MORTGAGE SERVICING RIGHTS:

  Balance at beginning of period                 $    44,135     $    44,780     $    52,724
  Mortgage servicing rights capitalized                1,657              69             406
  Amortization charged against
     mortgage servicing fee income                    (2,344)         (2,442)         (3,020)
  Change in impairment reserve                           162           1,728           1,005
  Mortgage servicing rights sold                      (2,581)             --          (6,335)
                                                 -------------------------------------------

  Balance at end of period                       $    41,029     $    44,135     $    44,780
                                                 ===========================================



MORTGAGE BANKING SERVICES INCOME:
  Sales income:
  Residential mortgage sales income              $     1,671     $       318     $       169
  Lower of cost or market adjustment -
           Loans held for sale                           108             (36)             30
                                                 -------------------------------------------
           Total sales income                          1,779             282             199
                                                 -------------------------------------------

  Servicing income:
  Residential mortgage servicing income, net           1,590           2,956           1,439
  Change in impairment reserve on mortgage
            servicing rights                             162           1,728           1,005
  Valuation adjustments - interest rate floor            460            (106)           (545)
  Gain on sale of capitalized mortgage
           servicing rights                            2,181             124           1,559
                                                 -------------------------------------------

           Total servicing income                      4,393           4,702           3,458
                                                 -------------------------------------------


  Total                                          $     6,172     $     4,984     $     3,657
                                                 ===========================================

                                                    Six Months Ended
                                                 -------------------
MORTGAGE BANKING SERVICES INCOME:                 6/30/01     6/30/00
                                                 --------------------
  Sales income:
  Residential mortgage sales income              $ 3,746      $   487
  Lower of cost or market adjustment -
           Loans held for sale                        --           (6)
                                                 --------------------
           Total sales income                      3,746          481
                                                 --------------------

Servicing income:
Residential mortgage servicing income, net           558        4,395
Change in impairment reserve on mortgage
          servicing rights                            --        2,733
Valuation adjustments - interest rate floor           --         (651)
Gain (loss) on sale of capitalized mortgage
         servicing rights                            706        1,683
                                                 --------------------
         Total servicing income                    1,264        8,160
                                                 --------------------

Total                                            $ 5,010      $ 8,641
                                                 ====================

Insurance commissions income was $9.2 million for the second quarter of 2001 compared to $4.7 million for the same period in 2000, an increase of 97%. For the six months ended June 30, 2001 and 2000, insurance commissions amounted to $19.2 million and $10.0 million, respectively, representing an increase of 93%. The increases in 2001 were primarily attributable to two insurance agency purchase acquisitions in the third quarter of 2000.

Trust services income amounted to $8.7 million for the quarter ended June 30, 2001 compared to $8.8 million for the second quarter of 2000. For the six months ended June 30, 2001 and 2000, trust services income amounted to $17.5 and $17.4 million, respectively. Assets under management increased to $8.6 billion at June 30, 2001 from $7.7 billion at June 30, 2000 primarily reflecting a $1 billion increase in custodial accounts which generate lower fees than investment management accounts.

Investment advisory services income increased $142 thousand or 9% in the second quarter of 2001 compared to the second quarter of 2000. For the six months ended June 30, 2001 and 2000, investment advisory services income amounted to $3.5 and $3.4 million, respectively, representing an increase of 1%. Investment advisory services revenues are commissions earned from the sale of third party mutual funds, annuities and bonds.

Bank-owned life insurance ("BOLI") income was $4.9 million for the second quarter of 2001, compared to $4.2 million for the same period in 2000, an increase of 17%. There was a $1.2 million death benefit recorded in the first quarter of 2000 and a $616 thousand death benefit in the second quarter of 2001. Excluding the death benefits, BOLI income increased $19 thousand due to higher average levels of BOLI in 2001. For the second quarter of 2001, the average carrying value of BOLI was $310 million compared to $297 million for the second quarter of 2000. For the six months ended June 30, 2001 and 2000, BOLI income amounted to $9.2 million and $9.3 million, respectively. BOLI covers certain employees of the Company's bank subsidiaries. Most of the Company's BOLI is invested in the "general account" of quality insurance companies. Standard and Poors rated all such companies A+ or better at June 30, 2001.

Merchant and electronic banking income was $8.0 million for the second quarter of 2001 compared to $7.9 million for the second quarter of 2000. For the six months ended June 30, 2001 and 2000 merchant and electronic banking income amounted to $14.5 million and $14.3 million, respectively. This income represents fees and interchange income generated by the use of Company-issued debit cards and charges to merchants for processing credit card transactions.

Excluding a $4.7 million gain on the sale of a credit card portfolio in June 2000, other noninterest income increased by $1.7 million or 52% for the quarter ended June 30, 2001 compared to the same quarter last year. The increase in the second quarter of 2001 was primarily due to higher loan fees and included $959 thousand of premium income recognized on covered call options related to mortgage backed securities in 2001. For the six months ended June 30, 2001 and 2000, other income, excluding the $4.7 million gain on the sale of the credit card portfolio in the second quarter of 2000, amounted to $10.8 million and $9.4 million, respectively and included $1.9 million of premiums on covered call options in 2001. No covered call options were outstanding as of June 30, 2001.

NONINTEREST EXPENSE

Noninterest expense, excluding special charges, was $124.2 million and $117.7 million for the quarters ended June 30, 2001 and 2000, respectively, representing an increase of $6.5 million, or 5%. The increase was primarily due to salaries and employee benefits expense resulting from the two insurance agency purchase acquisitions in the third quarter of 2000 and increased incentive compensation. The efficiency ratio was 54.01% and 54.97% for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, noninterest expense, excluding special charges, amounted to $245.8 million and $237.7 million, a 3% increase. The efficiency ratio was 54.56% and 56.12% for the six months ended June 30, 2001 and 2000, respectively. For a description of the methodology used by the Company to calculate the efficiency ratio, see Note 5 to Table 1.

Salaries and benefits expense of $62.9 million for the quarter ended June 30, 2001 increased $5.4 million or 9% from the same quarter of last year. Salaries and benefits expense amounted to $124.6 million and $117.3 million during the six months ended June 30, 2001 and 2000, respectively, representing a $7.3 million increase or 6%. The increase was primarily due to additional employees from two insurance agency purchase acquisitions during the third quarter of 2000 and increased incentive compensation.

Data processing expense of $8.9 million for the quarter ended June 30, 2001 decreased $352 thousand or 4% from the same quarter a year ago. For the six months ended June 30, 2001 and 2000, data processing expense amounted to $17.9 million and $18.0 million, respectively, a $158 thousand or 1% decrease.

Occupancy expense of $11.1 million during the three months ended June 30, 2001 increased $1.1 million or 12% from the same quarter in 2000 due to additional utility and snow plowing expenses and expenses for new facilities. For the six months ended June 30, 2001 and 2000, occupancy expense amounted to $22.9 million and $21.0 million, respectively, a $1.9 million or 9% increase, largely for the same reasons as the increase in the last quarter.

Equipment expense of $8.7 million during the three months ended June 30, 2001 increased $955 thousand or 12% from the second quarter of last year. For the six months ended June 30, 2001 and 2000, equipment expense amounted to $16.9 million and $15.6 million, respectively, a $1.3 million or 9% increase. These increases were primarily due to depreciation relating to new technology equipment and software.

Amortization of goodwill and other intangibles was $5.4 million and $5.2 million for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, amortization of goodwill and other intangibles amounted to $10.8 million and $10.4 million, respectively. The slight increases were related to amortization of goodwill recorded in connection with the acquisition of two insurance agencies during the third quarter of 2000.

During the six months ended June 30, 2001 and 2000, special charges amounted to $5.6 million ($3.9 million after tax) and $42.6 million ($32.1 million after tax), respectively. The special charges recorded in 2001 related to severance packages for executives whose employment was terminated in connection with the acquisition of Banknorth, costs to close 10 branches and write-downs on auto lease residuals (the Company ceased originating automobile leases in June 2000). Included in 2000 special charges were $41.0 million of merger-related expenses and $1.6 million of branch closing expenses related to the closing of 11 branches.

The following table summarizes activity related to special charges from December 31, 2000 through June 30, 2001.


    TABLE 5 - SPECIAL CHARGES
    (Dollars in thousands)

                                                                                                          Other
                                                           Amount                          Cash          Amounts
                                          Balance at      Included                        Payments      Applied to     Balance at
                                          12/31/2000     in Expense      Reallocations   (Receipts)      Reserve       6/30/2001
                                          ----------     ----------      -------------   ----------      -------       ---------

    MERGER CHARGES
Severance costs                              $  679         $2,329         $    0         $2,380         $    0         $  628
Data processing/systems integration             100             --             79            173             --              6
Asset write-downs/facility costs              2,119             --           (700)            556             --            863
Other costs                                     217             --            621            838             --             --
                                             ------         ------         ------         ------         ------         ------
                                             $3,115         $2,329         $    0         $3,947         $    0         $1,497
                                             ======         ======         ======         ======         ======         ======

BRANCH CLOSINGS

Severance and salary costs                   $    0         $   47         $    0         $    0         $    0         $   47
Asset write-downs/lease terminations             --          1,585             --             --             --          1,585
Branch decommissioning costs                    170            755             --            100             --            825
                                             ------         ------         ------         ------         ------         ------
                                             $  170         $2,387         $    0         $  100         $    0         $2,457
                                             ======         ======         ======         ======         ======         ======

OTHER SPECIAL CHARGES

Write-down of auto lease residuals           $    0         $  892         $    0         $    0         $  892         $    0
                                             ======         ======         ======         ======         ======         ======


Other non-interest expenses decreased by $906 thousand or 4% during the three months ended June 30, 2001 as compared to the comparable period in the prior year. Through the six months ended June 30, 2001 and 2000, other noninterest expenses amounted to $48.1 million and $50.7 million, respectively, a $2.7 million or 5% decrease. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

    TABLE 6 - OTHER NONINTEREST EXPENSES
    (Dollars in thousands)

                                      2001            2001          2000               2000             2000            2000
                                     Second           First        Fourth              Third           Second           First
                                     Quarter         Quarter       Quarter            Quarter          Quarter         Quarter
                                     -------         -------       -------            -------          -------         -------
Advertising and marketing           $  3,324         $  2,387      $  2,647          $  2,772         $  3,606         $  2,985
Telephone                              2,853            3,007         3,709             3,473            3,134            2,945
Office supplies                        2,506            2,320         2,603             2,436            2,673            2,166
Postage and freight                    2,448            2,478         2,252             2,267            2,376            2,470
Miscellaneous loan costs               1,699            1,737         1,530             1,545            1,717            2,203
Deposits and other assessments           837              835         1,045             1,110            1,002              961
Collection and carrying costs
    of non-performing assets             482              610          (814)              618              590              746
Other                                 10,715            9,825        11,492            10,304           10,672           10,479
                                    --------         --------      --------          --------         --------         --------
Total                               $ 24,864         $ 23,199      $ 24,464          $ 24,525         $ 25,770         $ 24,955
                                    ========         ========      ========          ========         ========         ========


                                    Six Months Ended
                                   --------------------
                                    6/30/01    6/30/00
                                   ---------   --------
Advertising and marketing            $5,711     $6,591
Telephone                             5,860      6,079
Office supplies                       4,826      4,839
Postage and freight                   4,926      4,846
Miscellaneous loan costs              3,436      3,920
Deposits and other assessments        1,672      1,963
Collection and carrying costs
    of non-performing assets          1,092      1,336
Other                                20,540     21,151
                                   --------    -------
Total                               $48,063    $50,725
                                   ========    =======


TAXES

The effective tax rate, excluding special charges and losses on securities restructuring, was 35% and 33% for the quarters ended June 30, 2001 and 2000, respectively and 34% and 32% for the six months ended June 30, 2001, and 2000, respectively. The increase is due primarily to the inclusion of amortization on investments in low income housing tax credit limited partnerships.

COMPREHENSIVE INCOME

Comprehensive income amounted to $149.3 million and $69.6 million during the six months ended June 30, 2001 and 2000, respectively, which were different from the Company's reported net income during the respective periods as a result of changes in the amount of unrealized gains and losses on the Company's portfolio of securities available for sale and, in 2001, unrealized losses on cash flow hedges. For additional information, see Note 2 to the Consolidated Financial Statements included herein.

The Company's available for sale investment portfolio had unrealized losses, net of applicable income tax effects, of $510 thousand, $34.5 million and $124.6 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. The improvement over this 18-month period related to lower prevailing interest rates, scheduled amortization and prepayments of principal, and sales of investments. Although each contributed to the improvement, lower prevailing interest rates was the primary factor. At June 30, 2001, the net unrealized loss of $784 thousand, before related tax effect, represented less than 1% of securities available for sale. The Company attempts to balance the interest rate risk of its assets with its liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of its liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in "other comprehensive income."

FINANCIAL CONDITION

LOANS AND LEASES

Total loans and leases (including loans held for sale) averaged $10.9 billion during the second quarter of 2001, an increase of $518 million or 5% from the second quarter of 2000. All loan categories increased except for residential real estate loans. It is currently the Company's policy to sell most of the residential real estate loans it originates into the secondary market. Average loans as a percent of average earning assets were 65% during the quarter ended June 30, 2001 compared to 61% during the quarter ended June 30, 2000. This change in balance sheet mix relates both to loan growth and reductions in the investment portfolio.

Average residential real estate loans (which include mortgage loans held for sale) of $2.2 billion during the second quarter of 2001 declined $129.9 million from the second quarter of last year due to portfolio runoff. Mortgage loans held for sale amounted to $75.2 million and $16.5 million at June 30, 2001 and 2000, respectively, and $51.1 million at December 31, 2000. The increase in loans held for sale compared to last year was due primarily to higher origination volumes resulting from declining interest rates.

Average commercial real estate loans of $3.0 billion increased $218 million, or 8%, from the second quarter of last year. The majority of the increase was in the Massachusetts market. The average yield on commercial real estate loans during the second quarter of 2001 was 8.58%, as compared to 8.93% in the second quarter of 2000.

Commercial business loans and leases averaged $2.3 billion during the second quarter of 2001, an increase of $190 million, or 9%, over the second quarter of 2000. The largest increases were in Maine and Massachusetts. The yield on commercial business loans and leases decreased to 8.03% in the second quarter of 2001 from 9.06% in the second quarter of 2000.

Average consumer loans and leases of $3.3 billion during the second quarter of 2001 increased $240 million, or 8%, from the second quarter of 2000. The increase was primarily in indirect automobile and home equity loans and lines of credit. The largest increases were in Maine and Massachusetts. The average yield on consumer loans and leases decreased to 8.42% in the second quarter of 2001 from 8.64% in the second quarter of 2000.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $5.9 billion during the second quarter of 2001, as compared to $6.5 billion in the second quarter of 2000. The securities portfolio consisted primarily of mortgage-backed securities, most of which are seasoned 15-year federal agency securities and U.S. Treasury securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale are rated AAA or equivalently rated. The decrease in the Company's average securities portfolio during 2001 was partially due to the sale of $104 million of securities to restructure the securities portfolio in the second quarter of 2000 and continued run-off of the mortgage-backed securities. The average yield on securities was 6.42% for the quarter ended June 30, 2001 and 6.79% for the quarter ended June 30, 2000. With the exception of the securitized residential real estate loans held in a REMIC that are classified as held to maturity and carried at cost, all of the Company's securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized loss of $510 thousand at June 30, 2001 and $34.5 million at December 31, 2000.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $73.3 million at June 30, 2001, or 0.40% of total assets, compared to $60.6 million or 0.33% of total assets at June 30, 2000. All types of loans, except commercial real estate loans, experienced increases at June 30, 2001. Total nonperforming loans (excluding residential real estate loans held for sale) as a percentage of total loans was 0.62%, 0.57% and 0.48% at June 30, 2001, December 31, 2000 and at June 30, 2000,
respectively. The increase in the quarter ended June 30, 2001 was primarily in commercial loans and leases, which is reflective of the slower economy affecting various industries. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 19% of the total loan portfolio at June 30, 2001, as compared with 21% at December 31, 2000. The decrease was due to increased refinancing activity and prepayments in a lower interest rate environment. The Company's residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At June 30, 2001, 0.46% of the Company's residential loans were nonperforming, as compared with 0.44% at December 31, 2000 and 0.41% at June 30, 2000.

The Company's commercial real estate loan portfolio accounted for 28% of the total loan portfolio at June 30, 2001, as compared with 27% at December 31, 2000. Commercial real estate loans consist primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (including food stores). These loans generally are secured by properties located in the New England states and New York, particularly Maine, Massachusetts, New Hampshire and Vermont. At June 30, 2001, 0.41% of the Company's commercial real estate loans were nonperforming, as compared with 0.41% at December 31, 2000 and 0.63% at June 30, 2000.

The Company's commercial business loan and lease portfolio accounted for 22% of the total loan portfolio at June 30, 2001, as compared to 21% at December 31, 2000. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts and, to a lesser extent, Vermont, New York and Connecticut. The Company's commercial business loans and leases are generally to small and medium size businesses located within its geographic market area. The Company generally does not emphasize the purchase of participations in syndicated commercial loans. At June 30, 2001, the Company had $176 million of participations in syndicated commercial loans and commitments to purchase an additional $155 million of such participations. At June 30, 2001, 1.64% of the Company's commercial business loans and leases were non-performing, as compared with 1.41% at December 31, 2000 and 0.76% at June 30, 2000.

The Company's consumer loan and lease portfolio accounted for 31% of the total loan portfolio at June 30, 2001 and December 31, 2000. The Company has a diversified consumer loan and lease portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans, as well as loans to finance certain medical /dental procedures (vision, dental and orthodontia fee plan loans). Mobile home loans decreased to $158.9 million at June 30, 2001 from $161.3 million at December 31, 2000, reflecting the Company's strategy to emphasize other types of lending. In June 2000, the Company ceased originating automobile leases and, as a result, the auto lease portfolio continues to decline. Automobile lease receivables totaled $56.3 million, $81.6 million and $114.4 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. At June 30, 2001, 0.17% of the Company's consumer loans and leases were nonperforming, as compared with 0.19% at December 31, 2000 and 0.16% at June 30, 2000.

At June 30, 2001, the Company had $5.8 million of accruing loans which were 90 days or more delinquent, as compared to $6.0 million of such loans at December 31, 2000 and $7.2 million at June 30, 2000. The increase from December 31, 2000 was primarily attributable to one commercial customer lease and an increase in residential real estate loans over 90 days delinquent, which the Company believes are well secured and in the process of collection.

TABLE 7 - NONPERFORMING ASSETS
(Dollars in thousands)

                                                                  6/30/01  3/31/01   12/31/00     9/30/00      6/30/00    3/31/00
                                                                  ---------------------------------------------------------------
Nonaccrual loans:
Residential real estate loans                                    $ 9,590   $10,575   $ 9,894      $ 8,258      $ 9,405     $14,204
Commercial real estate loans                                      12,550    13,205    12,155       17,212       18,270      15,621
Commercial business loans and leases                              39,208    32,233    32,583       17,396       16,570      19,818
Consumer loans and leases                                          5,795     5,611     6,329        5,650        5,110       4,861
                                                                 -----------------------------------------------------------------


Total nonaccrual loans                                            67,143    61,624    60,961       48,516       49,355      54,504
                                                                 -----------------------------------------------------------------
Total troubled debt restructurings                                    --        --       673          704          731       1,027

  Total nonperforming loans                                       67,143    61,624    61,634       49,220       50,086      55,531
                                                                 -----------------------------------------------------------------

Other nonperforming assets:
Other real estate owned, net of related reserves                   4,508     4,310     4,074        6,432        8,419       9,027
Repossessions, net of related reserves                             1,618     1,935     1,424        1,246        2,125       2,792
                                                                 -----------------------------------------------------------------


  Total other nonperforming assets                                 6,126     6,245     5,498        7,678       10,544      11,819
                                                                 -----------------------------------------------------------------


Total nonperforming assets                                       $73,269   $67,869   $67,132      $56,898      $60,630     $67,350
                                                                 =================================================================


Accruing loans which are 90 days overdue                         $ 5,799   $ 7,664   $ 5,973      $ 8,195      $ 7,211     $ 7,914
                                                                 =================================================================


Total nonperforming loans as a percentage of total loans (1)        0.62%     0.57%     0.57%        0.46%        0.48%       0.54%
Total nonperforming assets as a percentage of total assets          0.40%     0.37%     0.37%        0.31%        0.33%       0.37%
Total nonperforming assets as a percentage of  total loans
   (1) and total other nonperforming assets                         0.67%     0.63%     0.62%        0.53%        0.58%       0.66%


------------------------------------------------------
(1) Total loans excludes residential real estate loans held for sale.

PROVISION/ALLOWANCE FOR LOAN LOSSES

The Company provided $9.3 million and $5.8 million for loan and lease losses in the quarters ended June 30, 2001 and 2000, respectively, and $16.5 million and $10.9 million for the six months ended June 30, 2001 and 2000, respectively. As shown in Table 8, net charge-offs for the second quarter of 2001 were $7.6 million, or 0.28% of average loans outstanding, compared to $4.5 million, or 0.17% of average loans outstanding, for the second quarter of 2000. The increases in the provision for loan and lease losses for the three and six months ended June 30, 2001 reflect higher levels of net charge-offs, nonperforming loans and classified loans. At June 30, 2001, the allowance for loan and lease losses amounted to $155.3 million or 1.43% of total portfolio loans and leases, as compared to $156.5 million or 1.49% at June 30, 2000. The ratio of the allowance for loan and lease losses to nonperforming loans was 231% at June 30, 2001 and 312% at June 30, 2000.

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

TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                                               2001 SECOND      2001 FIRST        2000 FOURTH
                                                                QUARTER           QUARTER            QUARTER
                                                         ----------------------------------------------------
Allowance at beginning of period                             $   153,621       $   153,550       $   156,867

Charge-offs:
Real estate mortgages                                                724               790               963
Commercial business loans and leases                               4,864             3,774             4,639
Consumer loans and leases                                          4,706             4,463             6,312
                                                             -----------------------------------------------
  Total loans charged off                                         10,294             9,027            11,914
                                                             -----------------------------------------------

Recoveries:
Real estate mortgages                                                349               138               324
Commercial business loans and leases                               1,524               890               576
Consumer loans and leases                                            792               932             1,046
                                                             -----------------------------------------------
  Total loans recovered                                            2,665             1,960             1,946
                                                             -----------------------------------------------
Net charge-offs                                                    7,629             7,067             9,968

Additions charged to operating expenses                            9,311             7,138             6,651
                                                             -----------------------------------------------
Allowance at end of period                                   $   155,303       $   153,621       $   153,550
                                                             ===============================================


Average loans and leases outstanding
   during the period (1)                                     $10,816,524       $10,880,534       $10,771,843
                                                             ===============================================

Ratio of net charge-offs to average loans and
   leases outstanding during the period, annualized (1)             0.28%             0.26%             0.37%
Ratio of allowance to total loans and leases
   at end of period (1)                                             1.43%             1.43%             1.42%
Ratio of allowance to nonperforming loans
   at end of period                                                  231%              249%              249%
Ratio of net charge-offs as a percent of
    average outstanding loans, annualized (1):
             Real estate mortgages                                 0.029%            0.051%            0.049%
             Commercial business loans and leases                  0.577%            0.508%            0.714%
             Consumer loans and leases                             0.470%            0.424%            0.634%

                                                              2000 THIRD      2000 SECOND         2000 FIRST
                                                                QUARTER         QUARTER            QUARTER
                                                                --------------------------------------------
Allowance at beginning of period                             $   156,464       $   155,078       $   155,048

Charge-offs:
Real estate mortgages                                              1,989               894             1,425
Commercial business loans and leases                                 807             1,519               759
Consumer loans and leases                                          5,046             4,382             5,956
                                                             -----------------------------------------------
  Total loans charged off                                          7,842             6,795             8,140
                                                             -----------------------------------------------

Recoveries:
Real estate mortgages                                                707               409               983
Commercial business loans and leases                                 440               619               667
Consumer loans and leases                                            848             1,304             1,452
                                                             -----------------------------------------------
  Total loans recovered                                            1,995             2,332             3,102
                                                             -----------------------------------------------
Net charge-offs                                                    5,847             4,463             5,038

Additions charged to operating expenses                            6,250             5,849             5,068
                                                             -----------------------------------------------
Allowance at end of period                                   $   156,867       $   156,464       $   155,078
                                                             ===============================================

Average loans and leases outstanding
   during the period (1)                                     $10,648,267       $10,371,568       $10,010,690
                                                             ===============================================
Ratio of net charge-offs to average loans and
   leases outstanding during the period, annualized (1)             0.22%             0.17%             0.20%
Ratio of allowance to total loans and leases
   at end of period (1)                                             1.46%             1.49%             1.52%
Ratio of allowance to nonperforming loans
   at end of period                                                  319%              312%              279%
Ratio of net charge-offs as a percent of
    average outstanding loans, annualized (1):
             Real estate mortgages                                 0.097%            0.038%            0.035%
             Commercial business loans and leases                  0.066%            0.170%            0.019%
             Consumer loans and leases                             0.523%            0.399%            0.596%



---------------------------------------------------
(1) Excludes residential real estate loans held for sale.

DEPOSITS

Total deposits averaged $12.2 billion during the second quarter of 2001, an increase of $362 million from the second quarter of 2000. The increases in deposits were partially due to new commercial loan relationships. The ratio of loans to deposits was 88% and 90% at June 30, 2001 and December 31, 2000, respectively.

Average non-interest bearing deposits of $2.1 billion during the second quarter of 2001 increased $225.5 million or 12% from the second quarter of 2000. The increase in non-interest bearing deposits reflect strong growth in commercial, government and personal accounts.

Average interest-bearing deposits, excluding brokered deposits, of $9.9 billion during the second quarter of 2001 increased $93.0 million from the second quarter of 2000 primarily due to increases in NOW and money market accounts. The average rates paid on NOW and money market accounts decreased 52 basis points from 3.34% in the second quarter of 2000 to 2.82% in the second quarter of 2001 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 27 basis points from 4.08% in the second quarter of 2000 to 3.81% in the second quarter of 2001, reflecting a continuation of the decline in prevailing interest rates since the fourth quarter of 2000.

OTHER FUNDING SOURCES

The Company's primary sources of funding, other than deposits, are advances from Federal Home Loan Banks ("FHLB") and securities sold under repurchase agreements. The Company also borrows funds under the U.S. Treasury's Note Option Treasury, tax and loan program and by overnight borrowings from other banks as needed. Average borrowed funds for the second quarter of 2001 were $4.3 billion, a decrease of $757.1 million from the second quarter of 2000. Borrowing needs declined as a result of increased average deposit levels and a reduction in the securities portfolio.

Average FHLB borrowings for the second quarter of 2001 were $3.0 billion, which decreased $993.3 million or 25% from the second quarter of 2000. Collateral for FHLB borrowings consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. At June 30, 2001, the Company's FHLB borrowings amounted to $2.4 billion and its additional borrowing capacity from the FHLB was $1.8 billion.

Average balances for securities sold under repurchase agreements were $1.1 billion and $997.7 million for the quarters ended June 30, 2001 and 2000, respectively, an increase of $130.5 million. These borrowings, with a cost of 4.14% for the quarter ended June 30, 2001, are secured by mortgage-backed securities and U.S. Government obligations.

On June 22, 2001, one of the Company's wholly-owned subsidiaries, First Massachusetts Bank, NA, issued $200 million of 7.625% subordinated notes due in 2011. The proceeds were used to reduce other short-term indebtedness. The notes qualify as Tier 2 capital of this banking subsidiary.

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

                    200 Basis Point   100 Basis Point    100 Basis Point  200 Basis Point
                    Rate Decrease     Rate Decrease      Rate Increase    Rate Increase
                    --------------    --------------     -------------    --------------
June 30, 2001          (2.87%)           (0.90%)            0.03%            (0.83%)
                       -----             -----              ----             -----

December 31, 2000       0.70%             0.51%            (1.46%)           (3.18%)
                       -----             -----              ----             -----

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

   The most significant factors affecting market risk exposure of net interest income during the six months ended June 30, 2001 has been (i) the direction of interest rates, (ii) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (iii) changes in the composition of mortgage assets (iv) changes in the borrowings portfolio structure, and (v) reduction of deposit interest expense.

   The Company's earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at June 30, 2001, the Company's debt service requirements consisted primarily of junior subordinated debentures issued to two subsidiaries, $68.8 million to Peoples Heritage Capital Trust I and $30 million to Banknorth Capital Trust I, in connection with the issuance of 9.06% Capital Securities due 2027 and 10.52% Capital Securities due 2027, respectively. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations, and borrowings, including draws on a $60 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at 3 month LIBOR plus 0.75%. There was no outstanding balance on the line at June 30, 2001.

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

As of June 30, 2001, the banks had in the aggregate $2.5 billion of "immediately accessible liquidity," defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 21% of deposits. The Company's current policy minimum is 10% of deposits.

Also as of June 30, 2001, the banks had in the aggregate "potentially volatile funds" of $1.4 billion. These are funds that might flow out of the banks over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of June 30, 2001, the ratio of "immediately accessible liquidity" to "potentially volatile funds" was 180%, versus a policy minimum of 100%.

In addition to the liquidity sources discussed above, management believes that its consumer loan portfolio provides a significant amount of contingent liquidity that could be accessed in a reasonable time period through sale or securitization. The banks also have significant untapped access to the national brokered deposit market. Both of these sources are contemplated as secondary liquidity in the Company's contingent funding plan. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.


CAPITAL

At June 30, 2001, shareholders' equity amounted to $1.4 billion. In addition, through subsidiary trusts, the Company had outstanding at such date $98.8 million of capital securities which mature in 2027 and qualify as Tier 1 Capital. In June, 2001, one of the Company's wholly-owned subsidiaries, First Massachusetts Bank, NA, issued $200 million of 7.625% subordinated notes due in 2011 which qualify as Tier 2 capital of this banking subsidiary.

The Company paid a $0.13 per share dividend on its Common Stock during the first and second quarters of 2001. In January 2001, the Company authorized an 8,000,000 share repurchase program to be purchased from time to time in open market transactions as market conditions warrant. The Company purchased approximately 5 million shares through June 30, 2001 at an average price of $19.85 per share or a total $94.9 million.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.


   TABLE 9 - REGULATORY CAPITAL REQUIREMENTS
   (Dollars in thousands)

                                                                          For Capital Adequacy
                                                                  Actual                   Purposes                 Excess
                                                                  ------                   --------                 ------
                                                         Amount          Ratio        Amount        Ratio     Amount       Ratio
                                                         ------          -----        ------        -----     ------       -----

As of June 30, 2001:
Total capital (to risk weighted assets)                $1,638,699       13.15%         996,804       8.00%  $  641,895       5.15%
Tier 1 capital (to risk weighted assets)                1,283,396       10.30%         498,402       4.00%     784,994       6.30%
Tier 1 leverage capital ratio (to average assets)       1,283,396        7.15%         718,138       4.00%     565,258       3.15%

As of December 31, 2000:

Total capital (to risk weighted assets)                 1,428,814       11.81%         967,752       8.00%     461,062       3.81%
Tier 1 capital (to risk weighted assets)                1,277,574       10.56%         483,876       4.00%     793,698       6.56%
Tier 1 leverage capital  (to average assets)            1,277,574        7.02%         727,852       4.00%     549,722       3.02%

Net risk weighted assets were $12.5 billion and $12.1 billion at June 30, 2001 and December 31, 2000, respectively.

The Company's banking subsidiaries are also subject to federal regulatory capital requirements. At June 30, 2001, each of the Company's depository institutions was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable capital requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method. It also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 provides guidance on the accounting for goodwill, specifically goodwill will no longer be amortized, but will instead be tested for impairment periodically or upon the occurrence of certain triggering events. This statement is effective for fiscal years beginning after December 15, 2001. At June 30, 2001, the Company had $167.7 million of goodwill; goodwill amortization expense was $9.0 million for the six months ended June 30, 2001.

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

Item 3.  Defaults Upon Senior Securities - not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders .

(a) An annual meeting of shareholders of the Company was held on April 24, 2001 ("Annual Meeting").

(b)      Not applicable.

(c) There were 140,788,877 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 117,956,414 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.      Election of directors for a three-year term:
                      Director Nominees Elected for Three Year Terms:

                                                                       FOR                AGAINST
                           George W. Dougan                         115,905,933          2,050,474
                           Dana S. Levenson                         116,798,449          1,157,957
                           John M. Naughton                         116,789,652          1,166,755
                           Angelo P. Pizzagalli                     116,658,082          1,298,326
        Election of directors for a two-year term:
                      Director Nominee Elected for Two Year Term:
                           Patrick W. Welch                         116,690,874          1,265,532
        Election of directors for a one-year term:
                      Director Nominees Elected for One Year Term:
                           Luther F. Hackett                        116,647,452          1,308,956
                           Pamela P. Plumb                          116,786,714          1,169,692

2. Proposal to amend the Banknorth Group, Inc. 1996 Equity Incentive Plan to authorize issuance of up to an additional 7,000,000 shares of Company Common Stock.

                             FOR            AGAINST       ABSTAIN
                             97,930,409     18,869,000           1,156,987


3. Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2001.

                             FOR            AGAINST       ABSTAIN
                             116,953,633    731,198              271,572



Item 5.        Other Information - not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     The following exhibits are filed herewith:

         (i)      Banknorth Group, Inc. Executive Incentive Plan; and

         (ii) Form of First Amendment to Severance Agreement between the Company and its executive officers.




(b) The Company filed a Current Report on Form 8-K on June 11, 2001 and a Form 8-K/A on June 13, 2001.



                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BANKNORTH GROUP, INC.

Date:    August 14, 2001                  By:    /s/ William J. Ryan
                                                 --------------------------
                                                 William J. Ryan
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:    August 14, 2001                  By:    /s/ Peter J. Verrill
                                                 ---------------------------
                                                 Peter J. Verrill
                                                 Executive Vice President,
                                                 Chief Operating Officer and
                                                 Chief Financial Officer


Date:    August 14, 2001                  By:    /s/ Stephen J. Boyle
                                                 ----------------------------
                                                 Stephen J. Boyle
                                                 Executive Vice President and
                                                 Controller
                                                 (principal accounting officer)