Form 10-Q
period 2001-09-30
BANKNORTH GROUP INC/ME
filed 2001-11-14
CIK 829750

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

Yes [ x ]    No  [   ]

The number of shares outstanding of the Registrant's common stock and related stock purchase rights as of October 31, 2001 is:

Common stock, par value $.01 per share                       136,584,535
              (Class)                                        (Outstanding)

                                      INDEX

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES


PART I.           FINANCIAL INFORMATION                                                            PAGE
-------           ---------------------                                                            ----
                  Item 1.     Financial Statements

                              Consolidated Balance Sheets
                              September 30, 2001 and December 31, 2000                               3

                              Consolidated Statements of Income -
                              Three and nine months ended
                              September 30, 2001 and 2000                                            4

                              Consolidated Statements of Changes in Shareholders' Equity -
                              Nine months ended September 30, 2001 and 2000                          5

                              Consolidated Statements of Cash Flows -
                              Nine months ended September 30, 2001 and 2000                          6

                              Notes to Consolidated Financial Statements                             7

                  Item 2.     Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                              9

                  Item 3.     Quantitative and Qualitative Disclosures about Market Risk            33

PART II.          OTHER INFORMATION

                  Item 1.     Legal proceedings                                                     33

                  Item 2.     Changes in securities and use of proceeds                             33

                  Item 3.     Defaults upon senior securities                                       33

                  Item 4.     Submission of matters to a vote of security holders                   33

                  Item 5      Other information                                                     33

                  Item 6      Exhibits and reports on Form 8-K                                      33

                  Signatures                                                                        33

  BANKNORTH GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  (In thousands, except share data)


                                                                                          September 30, 2001     December 31, 2000
                                                                                          ------------------     -----------------
ASSETS                                                                                        (Unaudited)
Cash and due from banks                                                                       $    492,035         $    515,934
Federal funds sold and other short term investments                                                 15,165               29,058
Securities available for sale, at market value                                                   5,515,429            5,425,111
Securities held to maturity (fair value of $383,277 and $457,110 at September 30, 2001
   and December 31, 2000, respectively)                                                            373,120              455,547
Loans held for sale                                                                                 58,203               51,131
Loans and leases:
   Residential real estate mortgages                                                             1,998,663            2,248,714
   Commercial real estate mortgages                                                              3,164,501            2,955,163
   Commercial business loans and leases                                                          2,320,702            2,308,904
   Consumer loans and leases                                                                     3,413,644            3,332,881
                                                                                              ------------         ------------
                                                                                                10,897,510           10,845,662
   Less:  Allowance for loan and lease losses                                                      158,534              153,550
                                                                                              ------------         ------------
              Net loans and leases                                                              10,738,976           10,692,112
                                                                                              ------------         ------------
Premises and equipment                                                                             200,336              201,192
Goodwill                                                                                           163,732              176,576
Core deposit intangibles                                                                             6,306                8,944
Mortgage servicing rights                                                                              440               23,225
Bank-owned life insurance                                                                          316,392              306,411
Other assets                                                                                       280,449              348,569
                                                                                              ------------         ------------
                                                                                              $ 18,160,583         $ 18,233,810
                                                                                              ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

   Savings accounts                                                                           $  1,420,162         $  1,386,286
   Money market access and NOW accounts                                                          4,240,945            3,975,318
   Certificates of deposit                                                                       4,317,648            4,461,983
   Brokered deposits                                                                               164,855              169,069
   Noninterest-bearing deposits                                                                  2,181,233            2,114,600
                                                                                              ------------         ------------
        Total deposits                                                                          12,324,843           12,107,256
Federal funds purchased and securities sold under repurchase agreements                          1,324,164            1,138,629
Borrowings from the Federal Home Loan Bank                                                       2,529,390            3,348,242
Other borrowings                                                                                    39,666               73,744
Subordinated long-term debt                                                                        200,000                   --
Other liabilities                                                                                  188,178              136,307
                                                                                              ------------         ------------
        Total liabilities                                                                       16,606,241           16,804,178
                                                                                              ------------         ------------

Company obligated, mandatory redeemable securities of subsidiary trusts                             93,756               98,775
        holding solely parent junior subordinated debentures

Shareholders' Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized,                                --                   --
        none issued)
Common stock (par value $0.01 per share, 400,000,000 shares authorized
       149,583,793 shares issued in 2001 and 149,584,159 shares issued in 2000)                      1,496                1,496
Paid-in capital                                                                                    618,681              617,234
Retained earnings                                                                                1,017,313              897,214
Unearned compensation                                                                               (1,102)              (1,354)
Accumulated other comprehensive income (loss)                                                       70,630              (34,487)
Treasury stock, at cost (13,036,785 shares in 2001 and 8,339,556 shares in 2000)                  (246,432)            (149,246)
                                                                                              ------------         ------------
      Total shareholders' equity                                                                 1,460,586            1,330,857
                                                                                              ------------         ------------
                                                                                              $ 18,160,583         $ 18,233,810
                                                                                              ============         ============

  See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                               -------------                   -------------
                                                            2001           2000            2001            2000
                                                            ----           ----            ----            ----
Interest and dividend income:
   Interest on loans and leases                           $215,992      $ 228,802       $ 666,321       $ 659,766
   Interest and dividends on securities                     90,133        107,757         282,983         333,240
                                                          --------      ---------       ---------       ---------
     Total interest and dividend income                    306,125        336,559         949,304         993,006

Interest expense:
   Interest on deposits                                     86,524        107,119         286,751         302,978
   Interest on borrowed funds                               47,461         78,727         164,034         230,977
                                                          --------      ---------       ---------       ---------
     Total interest expense                                133,985        185,846         450,785         533,955

     Net interest income                                   172,140        150,713         498,519         459,051
Provision for loan and lease losses                         12,061          6,250          28,510          17,167
                                                          --------      ---------       ---------       ---------
   Net interest income after provision
         for loan and lease losses                         160,079        144,463         470,009         441,884

Noninterest income:
   Deposit services                                         17,167         16,940          53,114          49,277
   Mortgage banking services                                 2,182          6,172           7,193          14,813
   Insurance commissions                                    10,161          6,030          29,371          16,003
   Trust services                                            8,481          8,612          25,971          26,039
   Investment advisory services                              1,869          1,679           5,327           5,115
   Bank-owned life insurance income                          4,769          4,216          13,967          13,481
   Merchant and electronic banking income, net               9,195          7,881          23,657          22,165
   Net securities gains (losses)                               486            (23)          1,290               2
   Losses on securities restructuring                           --             --              --         (15,895)
   Other noninterest income                                  6,241          4,559          17,016          16,122
                                                          --------      ---------       ---------       ---------
                                                            60,551         56,066         176,906         147,122
Noninterest expenses:
   Salaries and employee benefits                           67,148         53,175         191,698         170,461
   Data processing                                           9,768          9,024          27,647          27,060
   Occupancy                                                11,422          9,287          34,304          30,320
   Equipment                                                 8,181          8,010          25,087          23,575
   Distributions on securities of subsidiary trusts          2,338          2,346           7,031           7,040
   Amortization of goodwill and other intangibles            5,384          5,268          16,200          15,669
   Special charges                                              --            414           5,608          43,022
   Other noninterest expenses                               22,747         24,525          70,812          75,250
                                                          --------      ---------       ---------       ---------
                                                           126,988        112,049         378,387         392,397

Income before income tax expense                            93,642         88,480         268,528         196,609
Applicable income tax expense                               31,440         27,890          91,049          67,239
                                                          --------      ---------       ---------       ---------
   Net income before cumulative effect of
      change in accounting principle                        62,202         60,590         177,479         129,370

Cumulative effect of change in accounting principle,
      net of tax                                                --             --            (290)             --
                                                          --------      ---------       ---------       ---------
   Net income                                             $ 62,202      $  60,590       $ 177,189       $ 129,370
                                                          ========      =========       =========       =========

Weighted average shares outstanding:
   Basic                                                   137,014        144,680         138,502         144,468
   Diluted                                                 138,432        145,736         139,791         145,383
Earnings per share:
   Basic                                                  $   0.45      $    0.42       $    1.28       $    0.90
   Diluted                                                    0.45           0.42            1.27            0.89


See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)


                                                                                             Accumulated
                                                                                 Unearned       Other
                                              Par       Paid-in     Retained      Compen-   Comprehensive    Treasury
                                             Value      Capital     Earnings      sation    Income (Loss)      Stock        Total
                                             -----      -------     --------      ------    -------------      -----        -----
Balances at December 31, 2000              $   1,496   $ 617,234   $   897,214    ($1,354)    ($ 34,487)    ($149,246)  $ 1,330,857

Net income                                        --          --       177,189         --            --            --       177,189
Unrealized gain on securities, net of
   reclassification adjustment                    --          --            --         --       105,804            --       105,804
Unrealized gain on cash flow hedges,
  net of reclassification adjustment              --          --            --         --          (687)           --          (687)
                                                                                                                        -----------
        Comprehensive income                                                                                                282,306
                                                                                                                        -----------

Premium on repurchase of trust preferred
   securities                                     --         (72)           --         --            --            --           (72)

Common stock issued for employee benefit
   plans                                          --         297        (3,109)        --            --        18,286        15,474

Treasury stock purchased                          --          --            --         --            --      (115,758)     (115,758)

Decrease in unearned compensation                 --       1,235            --        252            --            --         1,487

Issuance and distribution of restricted
   stock                                          --          (9)         (128)        --            --           286           149

Payment of fractional shares                      --          (4)           --         --            --            --            (4)

Cash dividends                                    --          --       (53,853)        --            --            --       (53,853)
                                           ---------   ---------   -----------    -------     ---------     ---------   -----------

Balances at September 30, 2001             $   1,496   $ 618,681   $ 1,017,313    ($1,102)    $  70,630     ($246,432)  $ 1,460,586
                                           =========   =========   ===========    =======     =========     =========   ===========


Balances at December 31, 1999              $   1,496   $ 617,523   $   787,238    ($2,751)    ($125,394)    ($ 85,838)  $ 1,192,274

Net income                                        --          --       129,370         --            --            --       129,370
Unrealized losses on securities, net
   of reclassification adjustment                 --          --            --         --        42,494            --        42,494
                                                                                                                        -----------
        Comprehensive income                                                                                                171,864
                                                                                                                        -----------

Common stock issued for employee
   benefit plans                                  --          --        (5,708)        --            --        14,341         8,633

Common stock issued for acquisition                1       1,324            --         --            --            --         1,325

Cancellation of treasury shares
   at acquisition                                 (1)     (2,206)           --         --            --         2,207            --

Treasury stock purchased                          --          --            --         --            --       (12,343)      (12,343)

Decrease in unearned compensation                 --         775            --        321            --            --         1,096

Issuance and distribution of
   restricted stock                               --         (82)         (165)        --            --           370           123

Amortization of restricted
   stock awards                                   --        (390)           --        992            --            --           602

Payment of fractional shares                      --         (18)           --         --            --            --           (18)

Cash dividends                                    --          --       (52,617)        --            --            --       (52,617)
                                           ---------   ---------   -----------    -------     ---------     ---------   -----------

Balances at September 30, 2000             $   1,496   $ 616,926   $   858,118    ($1,438)    ($ 82,900)    ($ 81,263)  $ 1,310,939
                                           =========   =========   ===========    =======     =========     =========   ===========

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                              Nine Months Ended September 30,
                                                                                              -------------------------------
                                                                                                   2001               2000
                                                                                                   ----               ----
Cash flows from operating activities:
   Net income                                                                                 $   177,189       $    129,370
   Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan and lease losses                                                     28,510             17,167
           Depreciation                                                                            22,031             20,466
           Amortization of goodwill and other intangibles                                          16,200             15,669
           Provision for deferred tax expense                                                     (20,196)           (16,726)
           ESOP and restricted stock expense                                                        1,487              1,698
           Issuance of restricted stock units                                                         149                123
           Net (gains) losses realized from sales of securities and consumer loans                 (2,058)            11,135
           Net (gains) losses realized from sales of loans held for sale (a component of
                 mortgage banking services)                                                        (6,378)              (150)
           Earnings from bank owned life insurance                                                (13,669)           (13,481)
           Net decrease in mortgage servicing rights                                               22,785             11,695
           Proceeds from sales of loans held for sale                                             677,150            184,408
           Residential loans originated for sale                                                 (677,844)          (140,824)
           Net decrease (increase) in interest and dividends receivable and other assets           31,689            (39,848)
           Net increase (decrease) in other liabilities                                            51,871              8,181
                                                                                              -----------       ------------
Net cash provided by operating activities                                                         308,916            188,883
                                                                                              -----------       ------------

Cash flows from investing activities:

   Proceeds from sales of securities available for sale                                           500,344            106,220
   Proceeds from maturities and principal repayments of securities available for sale           1,295,718            729,429
   Purchases of securities available for sale                                                  (1,724,070)          (227,834)
   Proceeds from maturities and principal repayments of securities held to maturity                82,427             79,079
   Net (increase) in loans and leases                                                            (113,909)          (931,215)
   Proceeds from sale of loans                                                                     39,303             34,234
   Net additions to premises and equipment                                                        (21,175)           (21,716)
   Proceeds from policy coverage on bank owned life insurance                                       3,690              1,571
                                                                                              -----------       ------------
Net cash provided (used) by investing activities                                                   62,328           (230,232)
                                                                                              -----------       ------------

Cash flows from financing activities:

   Net increase in deposits                                                                       217,587            358,903
   Net increase (decrease) in securities sold under repurchase agreements                         337,538           (435,868)
   Proceeds from Federal Home Loan Bank borrowings                                              5,816,074         11,054,300
   Payments on Federal Home Loan Bank borrowings                                               (6,634,926)       (11,246,094)
   Issuance of subordinated long-term debt                                                        200,000                 --
   Net increase (decrease) in other borrowings                                                    (34,078)           100,052
   Repurchase of securities of subsidiaries trusts                                                 (5,091)                --
   Issuance of stock                                                                               15,474              8,615
   Purchase of treasury stock                                                                    (115,758)           (12,343)
   Dividends paid                                                                                 (53,853)           (52,617)
                                                                                              -----------       ------------
Net cash provided (used) by financing activities                                                 (257,033)          (225,052)
                                                                                              -----------       ------------
Increase (decrease) in cash and cash equivalents                                                  114,211           (266,401)
   Cash and cash equivalents at beginning of period                                               392,989            776,395
                                                                                              -----------       ------------
   Cash and cash equivalents at end of period                                                 $   507,200       $    509,994
                                                                                              ===========       ============

For the nine months ended September 30, 2001 and 2000, interest of $454,379 and $535,742 and income taxes of $42,057 and $62,026 were paid, respectively.


See accompanying Notes to Consolidated Financial Statements.

                     BANKNORTH GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2000 Annual Report, except for the adoption of Statement of Accounting Standards No. 133, as discussed in Note 4.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

NOTE 2 - TOTAL COMPREHENSIVE INCOME

The components of total comprehensive income for the Company are net income, unrealized gains (losses) on securities available for sale and gains (losses) on hedges, net of tax. The following is a reconciliation of comprehensive income for the nine months ended September 30, 2001 and 2000.


                                                                                        Nine Months Ended
                                                                                           September 30,

                                                                                           -------------
                                                                                       2001            2000
                                                                                       ----            ----
Net income                                                                          $ 177,189       $ 129,370
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:

               Unrealized holding gains (losses) arising during the period            106,643          32,164
  Less:  reclassification adjustment for gains (losses) included in net income            839         (10,330)
                                                                                    ---------       ---------
                                                                                      105,804          42,494
                                                                                    ---------       ---------
Unrealized gains (losses) on cash flow hedges, net of tax
               Unrealized holding losses arising during the period                     (1,457)             --
  Less:  reclassification adjustment for losses included in net income                   (770)             --
                                                                                    ---------       ---------
                                                                                         (687)             --
                                                                                    ---------       ---------

Other comprehensive income, net                                                       105,117          42,494
                                                                                    ---------       ---------
Comprehensive income                                                                $ 282,306       $ 171,864
                                                                                    =========       =========

NOTE 3 - EARNINGS PER SHARE

The computations of basic and diluted net income per share and weighted average shares outstanding follow:


                                            Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                                -------------                -------------
                                             2001          2000          2001          2000
                                             ----          ----          ----          ----
Net income                                 $ 62,202      $ 60,590      $177,189      $129,370
                                           ========      ========      ========      ========
Weighted average shares outstanding
  Basic                                     137,014       144,680       138,502       144,468
     Effect of dilutive stock options         1,418         1,056         1,289           915
                                           --------      --------      --------      --------
  Diluted                                   138,432       145,736       139,791       145,383
                                           ========      ========      ========      ========
Net income per share:
  Basic                                    $   0.45      $   0.42      $   1.28      $   0.90
  Diluted                                      0.45          0.42          1.27          0.89

NOTE 4 -  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets accounting and reporting standards for derivative instruments and hedging activities. The Statement, as amended by SFAS No. 138, requires the Company to recognize all derivatives on the balance sheet at fair value. The Company adopted the Statement effective January 1, 2001 and recognized an after-tax loss from the cumulative effect of adoption of $290 thousand.

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

Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction affects earnings. The Company discontinues hedge accounting when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedge item, because it is unlikely that the forecasted transaction will occur, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

NOTE 5 - COMPLETED ACQUISITIONS

On October 31, 2001, the Company completed its acquisition of Andover Bancorp, Inc. ("Andover"), a multi-bank holding company headquartered in Andover, Massachusetts, and MetroWest Bank ("MetroWest"), a Massachusetts-chartered savings bank headquartered in Framingham, Massachusetts. Andover had total assets of $1.8 billion and total shareholders' equity of $170 million at September 30, 2001. Each outstanding share of common stock of Andover was converted into the right to receive 2.27 shares of the Company's common stock, plus cash in lieu of any fractional share interests. A maximum of 16.7 million shares of Company common stock are issuable in connection with the acquisition of Andover. MetroWest had total assets of $957 million and total shareholders' equity of $65 million at September 30, 2001. MetroWest shares were purchased for $11.50 per share and vested stock options were settled at $11.50 per share less the option exercise price for a total cost of $164.8 million. The acquisitions were accounted for as purchases in accordance with Financial Accounting Standards Board No. 141, "Business Combinations." The Company will record approximately $258 million of goodwill and $52 million of core deposit premiums (both subject to final purchase accounting adjustments) in connection with these acquisitions.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SUMMARY

Banknorth Group, Inc. (the "Company") reported consolidated net income of $62.2 million, or $0.45 per diluted share, for the third quarter of 2001 as compared with $60.6 million, or $0.42 per diluted share, for the third quarter of 2000. Operating cash diluted earnings per share, which excludes special items and amortization of goodwill and other intangible assets, was $0.48 and $0.45 for the quarters ended September 30, 2001 and 2000, respectively.

The Company's operating return on average equity ("ROE") and operating return on average assets ("ROA") were 17.63% and 1.37%, respectively, for the third quarter ended September 30, 2001. Operating ROE and operating ROA were 19.49% and 1.32%, respectively, for the quarter ended September 30, 2000.

Operating results for the third quarter of 2001 improved over the third quarter of 2000 due to a 14% increase in net interest income, which was partially offset by expense growth of 13% and increased provisions for loan and lease losses. Net interest income increased $21.4 million and the net interest margin increased by 57 basis points. This was due largely to a decline in the rates paid on and declines in the average balance of interest-bearing liabilities, as well as a change in the mix of earning assets, as average balances of loans grew by 2.5% while average balance of investment securities declined by 7.7%. The $5.8 million increase in the provision for loan and lease losses over the third quarter of 2000 is reflective of higher net charge-offs and a slowing economy. Noninterest income increased by $4.5 million, primarily due to a $4.1 million increase in insurance commissions, a $1.7 million increase in other noninterest income and a $1.3 million increase in merchant and electronic banking income, which were partially offset by a decrease in mortgage banking income of $4.0 million. The increase in noninterest expenses for the third quarter of 2001 was primarily due to an increase in salaries and benefits expense of $14.0 million, or 26% and an increase in occupancy expense of $2.1 million, or 23%, which were partially offset by a decrease of $1.8 million in other noninterest expense. The efficiency ratio was 53.68% in the third quarter of 2001 compared to 52.85% in the comparable period last year. For a description of the methodology used by the Company to calculate the efficiency ratio, see Note 5 to Table 1. Selected quarterly data, ratios and per share data, both as reported and on an operating basis, are provided in Table 1.

The Company reported consolidated net income of $177.2 million, or $1.27 per diluted share, for the nine months ended September 30, 2001, as compared with $129.4 million, or $0.89 per diluted share, for the nine months ended September 30, 2000. Operating income for the nine months ended September 30, 2001 was $181.1 million, or $1.30 per diluted share, and operating ROE and operating ROA for this period were 17.74% and 1.34%, respectively. The Company's operating income for the nine months ended September 30, 2000 was $172.4 million, or $1.19 per diluted share, and operating ROE and operating ROA were 19.22% and 1.25%, respectively. The nine months ended September 30, 2001 and 2000 included $5.6 million ($3.7 million net of tax) and $58.9 million ($43.0 million net of tax) of non-operating items (consisting of special charges and losses on restructuring the investment portfolio), respectively. (See Table 5 for special charge activity for the nine months ended September 30, 2001.) Operating results for the nine months ended September 30, 2001 represent a 9% increase in diluted earnings per share from the comparable period last year. Net interest income for the nine months ended September 30, 2001 increased 9% from the same period last year primarily due to a 37 basis point increase in net interest margin which also included accelerated accretion of discounts on certain U.S. Government agency callable securities that were called prior to maturity. The provision for loan and lease losses for the nine months ended September 30, 2001 increased 66% over the same period last year due to the slowing economy, higher net charge-off and loan growth. Noninterest income, excluding losses on securities restructuring, for the nine months ended September 30, 2001 increased 9% compared to the same period last year. Noninterest expense, excluding special charges, increased 7% for the nine months ended September 30, 2001 compared to the same period last year, primarily due to increases in salaries and benefits and occupancy expenses.

TABLE 1 - Selected Quarterly Data
(Dollars in thousands, except per share data)


                                               2001        2001       2001        2000        2000          2000         2000
                                              Third       Second      First      Fourth       Third        Second        First
                                              -----       ------      -----      ------       -----        ------        -----
Net interest income                         $ 172,140   $ 168,065   $ 158,314  $ 153,960    $ 150,713    $ 153,165    $ 155,173
Provision for loan and lease losses            12,061       9,311       7,138      6,651        6,250        5,849        5,068
                                            ---------   ---------   ---------  ---------    ---------    ---------    ---------
Net interest income after loan and
   lease loss provision                       160,079     158,754     151,176    147,309      144,463      147,316      150,105

Noninterest income (1)                         60,065      57,552      57,997     63,630       56,090       56,744       50,181
Net securities gains (losses)                     486          45         759        437          (23)     (15,857)         (13)
Noninterest expenses (excluding
   special charges) (2)                       126,988     124,192     121,598    119,473      111,635      117,730      120,010
Special charges (2)                                --          --       5,608        (15)         414       37,271        5,337
                                            ---------   ---------   ---------  ---------    ---------    ---------    ---------
Income before income taxes                     93,642      92,159      82,726     91,918       88,481       33,202       74,926
Income tax expense                             31,440      32,266      27,343     29,554       27,890       14,323       25,026
                                            ---------   ---------   ---------  ---------    ---------    ---------    ---------
Net income before cumulative effect of
   change in accounting principle              62,202      59,893      55,383     62,364       60,591       18,879       49,900
Cumulative effect of change in accounting
   principle, net of tax                           --          --        (290)        --           --           --           --
                                            ---------   ---------   ---------  ---------    ---------    ---------    ---------
Net income                                  $  62,202   $  59,893   $  55,093  $  62,364    $  60,591    $  18,879    $  49,900
                                            =========   =========   =========  =========    =========    =========    =========

Earnings per share:
Basic                                       $    0.45   $    0.44   $    0.39  $    0.43    $    0.42    $    0.13    $    0.35
Diluted                                          0.45        0.43        0.39       0.43         0.42         0.13         0.34

Operating earnings per share
   (excluding special items) (2):

Basic                                       $    0.45   $    0.44   $    0.42  $    0.43    $    0.42    $    0.40    $    0.37
Diluted                                          0.45        0.43        0.42       0.43         0.42         0.40         0.37

Return on average assets (3)                     1.37%       1.32%       1.24%      1.36%        1.31%        0.41%        1.10%
Return on average equity (3)                    17.63%      17.85%      16.59%     19.16%       19.31%        6.48%       16.75%

Operating ratios:
Return on average assets (excluding
   special items) (3) (4)                        1.37%       1.32%       1.32%      1.35%        1.32%        1.27%        1.17%
Return on average equity (excluding
   special items) (3) (4)                       17.82%      17.85%      17.78%     19.15%       19.49%       19.82%       17.96%

Net interest margin                              4.14%       4.03%       3.84%      3.70%        3.57%        3.67%        3.70%
Noninterest income as a percent of
   total income (1)                             25.87%      25.51%      26.81%     29.24%       27.12%       27.03%       24.44%
Efficiency ratio (5)                            53.68%      54.01%      55.13%     53.83%       52.85%       54.97%       57.30%

Special items, net of related income
   tax effect (4)                           $       0   $       0   $   3,941  ($     38)   $     545    $  38,870    $   3,577

----------
(1)      Excludes securities transactions.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's fully-taxable equivalent net interest income for the third quarter of 2001 increased $21.7 million compared to the third quarter of 2000 while the net interest margin increased from 3.57% to 4.14% in the comparable periods. These increases were primarily due to decreases in the rate paid on interest-bearing liabilities and the volume of borrowed funds and, to a lesser extent, an increase in the average amount of loans outstanding. Also benefiting net interest margin was a $166 million increase in average noninterest-bearing deposits. The rate decreases were reflective of the Federal Reserve rate cuts during 2001. Average loans as a percent of average earning assets was 65% and 63% for the quarters ended September 30, 2001 and 2000, respectively. Growth in average commercial business loans (7%), average consumer loans (5%) and average commercial real estate mortgages (6%) were offset by a decrease in residential real estate loans (10%). Average securities decreased for the three months ended September 30, 2001, as compared to the comparable period in the prior year, due primarily to the runoff of mortgage-backed securities in conjunction with a balance sheet deleveraging program achieved through a reduction in borrowings utilized to acquire, and which are secured by, such securities. As part of its asset-liability management review, the Company continuously monitors the investment portfolio and is maintaining the investment security portfolio at current levels by purchasing securities to replace portfolio run-off.

The Company's fully-taxable equivalent net interest income for the nine months ended September 30, 2001 increased $40.0 million compared to the nine months ended September 30, 2000 primarily for the same reasons as the increase during the three months ended September 30, 2001, as discussed above. The net interest margin increased from 3.64% for the nine months ended September 30, 2000 to 4.01% for the nine months ended September 30, 2001 primarily due to a 56 basis point decrease in rates paid on interest-bearing liabilities. Average net earning assets increased $505.7 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to an increase in non-interest-bearing deposits and a decrease in the volume of borrowed funds. Table 2 shows quarterly average balances, net interest income by category and rates for each of the quarters in 2001 and 2000 and for the nine months periods ended September 30, 2001 and 2000. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also "Interest Rate Risk and Asset Liability Management" below.

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

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)


                                                                   2001 Third Quarter                    2001 Second Quarter
                                                         -----------------------------------     -----------------------------------
                                                          Average                    Yield/       Average                   Yield/
                                                          Balance       Interest     Rate (1)     Balance      Interest     Rate (1)
                                                          -------       --------     --------     -------      --------     --------
Loans and leases (2):
  Residential real estate mortgages                     $ 2,102,988     $ 38,716       7.36%    $ 2,206,518    $ 40,866      7.41%
  Commercial real estate mortgages                        3,121,928       64,802       8.24       3,036,744      64,949      8.58
  Commercial business loans and leases                    2,360,191       44,482       7.48       2,322,572      46,509      8.03
  Consumer loans and leases                               3,359,036       69,027       8.15       3,342,216      70,166      8.42
                                                        -----------     --------                -----------    --------
     Total loans and leases                              10,944,143      217,027       7.88      10,908,050     222,490      8.18
Securities                                                5,815,678       90,657       6.23       5,931,974      95,241      6.42
Federal funds sold and other short-term investments          17,125          131       3.04          48,148         476      3.97
                                                        -----------     --------                -----------    --------
   Total earning assets                                  16,776,946      307,815       7.30      16,888,172     318,207      7.55
                                                                        --------                               --------
Noninterest-earning assets                                1,273,973                               1,264,302
                                                        -----------                             -----------
   Total assets                                         $18,050,919                             $18,152,474
                                                        ===========                             ===========

Interest-bearing deposits:
  Regular savings                                       $ 1,416,784     $  4,391       1.23      $1,405,540      $4,898      1.40
  NOW and money market accounts                           4,166,281       26,114       2.49       4,059,390      28,525      2.82
  Certificates of deposit                                 4,386,194       53,692       4.86       4,484,684      60,086      5.37
  Brokered deposits                                         165,115        2,327       5.59         167,419       2,480      5.94
                                                        -----------     --------                -----------    --------
    Total interest-bearing deposits                      10,134,374       86,524       3.39      10,117,033      95,989      3.81
Borrowed funds                                            4,034,946       47,461       4.63       4,329,605      52,581      4.82
                                                        -----------     --------                -----------    --------
    Total interest-bearing liabilities                   14,169,320      133,985       3.74      14,446,638     148,570      4.11
                                                                        --------                               --------
Non-interest bearing deposits                             2,212,517                               2,101,326
Other liabilities                                           170,672                                 159,955
Securities of subsidiary trusts                              98,720                                  98,775
Shareholders' equity                                      1,399,690                               1,345,780
                                                        -----------                             -----------
   Total liabilities and shareholders' equity           $18,050,919                             $18,152,474
                                                        ===========                             ===========

Net earning assets                                       $2,607,626                             $ 2,441,534
                                                        ===========                             ===========

Net interest income (fully-taxable equivalent)                           173,830                                169,637
Less: fully-taxable equivalent adjustments                                (1,690)                                (1,572)
                                                                        --------                               ---------
   Net interest income                                                  $172,140                               $168,065
                                                                        ========                               =========
Net interest rate spread (fully-taxable equivalent)                                    3.56%                                 3.44%
Net interest margin (fully-taxable equivalent)                                         4.14%                                 4.03%

----------

(1)      Annualized.

(2)      Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                 2001 First Quarter                       2000 Fourth Quarter
                                                        --------------------------------------    ----------------------------------
                                                             Average                 Yield/         Average                 Yield/
                                                             Balance      Interest  Rate (1)        Balance      Interest   Rate (1)
                                                             -------      --------  --------        -------      --------   --------
 Loans and leases (2):
   Residential real estate mortgages                        $2,285,219     $43,118    7.55%        $2,304,500     $43,340    7.52%
   Commercial real estate mortgages                          2,964,053      64,658    8.85          2,947,644      66,428    8.97
   Commercial business loans and leases                      2,304,625      49,439    8.70          2,263,301      52,852    9.29
   Consumer loans and leases                                 3,373,971      72,604    8.73          3,305,342      73,282    8.82
                                                           -----------    --------                 ----------    --------
      Total loans and leases                                10,927,868     229,819    8.51         10,820,787     235,902    8.68
 Securities                                                  5,819,082      97,939    6.74          6,065,801     102,787    6.77
 Federal funds sold and other short-term investments            20,946         296    5.73             33,591         362    4.28
                                                           -----------    --------                 ----------    --------
    Total earning assets                                    16,767,896     328,054    7.89         16,920,179     339,051    7.99
                                                                          --------                               --------
 Noninterest-earning assets                                  1,307,350                              1,379,667
                                                           -----------                            -----------
    Total assets                                           $18,075,246                            $18,299,846
                                                           ===========                            ===========

 Interest-bearing deposits:
   Regular savings                                          $1,390,834      $5,561    1.62        $ 1,416,785       5,922    1.66
   NOW and money market accounts                             3,969,403      32,539    3.32          3,933,748      35,034    3.54
   Certificates of deposit                                   4,513,295      63,502    5.71          4,522,791      65,289    5.74
   Brokered deposits                                           165,065       2,637    6.48            120,020       2,027    6.72
                                                           -----------    --------                 ----------    --------
     Total interest-bearing deposits                        10,038,597     104,239    4.21          9,993,344     108,272    4.31
 Borrowed funds                                              4,474,160      63,992    5.74          4,720,402      75,049    6.24
                                                           -----------    --------                 ----------    --------
     Total interest-bearing liabilities                     14,512,757     168,231    4.68         14,713,746     183,321    4.93
                                                                          --------                               --------
 Non-interest bearing deposits                               1,966,919                             2,046,837
 Other liabilities                                             150,037                               145,722
 Securities of subsidiary trusts                                98,775                                98,775
 Shareholders' equity                                        1,346,758                             1,294,766
                                                           -----------                            -----------
    Total liabilities and shareholders' equity             $18,075,246                            $18,299,846
                                                           ===========                            ===========
 Net earning assets                                         $2,255,139                             $2,206,433
                                                            ==========                             ==========


 Net interest income (fully-taxable equivalent)                            159,823                                155,730
 Less: fully-taxable equivalent adjustments                                 (1,509)                                (1,770)
                                                                        ----------                               --------
    Net interest income                                                 $  158,314                               $153,960
                                                                        ==========                               ========
Net interest rate spread (fully-taxable equivalent)                                   3.21%                                  3.06%
Net interest margin (fully-taxable equivalent)                                        3.84%                                  3.70%

-----------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

                                                                  2000 Third Quarter                     2000 Second Quarter
                                                        -----------------------------------        --------------------------------
                                                           Average                   Yield/         Average                 Yield/
                                                           Balance     Interest     Rate (1)        Balance     Interest   Rate (1)
                                                           -------     --------     --------        -------     --------   --------
Loans and leases (2):
  Residential real estate mortgages                      $2,340,950     $43,370       7.41%       $ 2,336,378     $44,190    7.57%
  Commercial real estate mortgages                        2,935,280      65,740       8.91          2,819,294      62,581    8.93
  Commercial business loans and leases                    2,205,430      51,110       9.22          2,132,627      48,021    9.06
  Consumer loans and leases                               3,193,830      69,489       8.65          3,101,735      66,598    8.64
                                                        -----------     -------                   -----------    --------
     Total loans and leases                              10,675,490     229,709       8.57         10,390,034     221,390    8.56
Securities                                                6,298,451     107,303       6.81          6,478,785     109,892    6.79
Federal funds sold and other short-term investments          63,155         958       6.04             80,250       1,266    6.34
                                                        -----------     -------                   -----------    --------
   Total earning assets                                  17,037,096     337,970       7.91         16,949,069     332,548    7.87
                                                                        -------                                  --------
Noninterest-earning assets                                1,408,636                                 1,398,125
                                                        -----------                               -----------
   Total assets                                         $18,445,732                               $18,347,194
                                                        ===========                               ===========

Interest-bearing deposits:
  Regular savings                                        $1,469,374      $7,643       2.07         $1,545,893       8,037    2.09
  NOW and money market accounts                           3,898,780      34,877       3.56          3,770,025      31,269    3.34
  Certificates of deposit                                 4,529,819      63,160       5.55          4,540,737      59,822    5.30
  Brokered deposits                                          86,953       1,439       6.58            123,670       1,994    6.49
                                                         ----------     -------                    ----------    --------
    Total interest-bearing deposits                       9,984,926     107,119       4.27          9,980,325     101,122    4.08
Borrowed funds                                            4,962,974      78,727       6.31          5,086,715      76,767    6.07
                                                         ----------     -------                  ------------    --------
    Total interest-bearing liabilities                   14,947,900     185,846       4.95         15,067,040     177,889    4.75
                                                                        -------                                  --------
Non-interest bearing deposits                             2,046,112                                 1,875,798
Other liabilities                                           104,804                                   133,627
Securities of subsidiary trusts                              98,775                                    98,775
Shareholders' equity                                      1,248,141                                 1,171,954
                                                        -----------                               -----------
   Total liabilities and shareholders' equity           $18,445,732                               $18,347,194
                                                        ===========                               ===========

Net earning assets                                       $2,089,196                                $1,882,029
                                                         ==========                                ==========

Net interest income (fully-taxable equivalent)                          152,124                                   154,659
Less: fully-taxable equivalent adjustments                               (1,411)                                   (1,494)
                                                                       --------                                  --------
   Net interest income                                                 $150,713                                  $153,165
                                                                       ========                                  ========
Net interest rate spread (fully-taxable equivalent)                                   2.96%                                  3.12%
Net interest margin (fully-taxable equivalent)                                        3.57%                                  3.67%

(1) Annualized.
(2) Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                    2000 First Quarter
                                                       ---------------------------------------------
                                                                                            Yield/
                                                       Average Balance        Interest      Rate (1)
                                                       ---------------------------------------------
Loans and leases (2):
  Residential real estate mortgages                        $2,337,127          $43,536        7.45%
  Commercial real estate mortgages                          2,731,631           60,698        8.94
  Commercial business loans and leases                      1,952,209           43,019        8.86
  Consumer loans and leases                                 3,036,234           64,193        8.50
                                                          -----------         --------
     Total loans and leases                                10,057,201          211,446        8.45
Securities                                                  6,783,530          114,163        6.74
Federal funds sold and other short-term investments            79,032            1,091        5.55
                                                          -----------         --------
   Total earning assets                                    16,919,763          326,700        7.75
Noninterest-earning assets                                  1,393,153         --------
                                                          -----------
   Total assets                                           $18,312,916
                                                          ===========

Interest-bearing deposits:
  Regular savings                                          $1,561,943            8,176        2.11
  NOW and money market accounts                             3,639,746           27,701        3.06
  Certificates of deposit                                   4,505,049           56,716        5.06
  Brokered deposits                                           131,218            2,144        6.57
                                                           ----------         --------
    Total interest-bearing deposits                         9,837,956           94,737        3.87
Borrowed funds                                              5,262,911           75,483        5.77
                                                           ----------         --------
    Total interest-bearing liabilities                     15,100,867          170,220        4.53
                                                                              --------
Non-interest bearing deposits                               1,798,107
Other liabilities                                             117,311
Securities of subsidiary trusts                                98,775
Shareholders' equity                                        1,197,856
                                                          -----------
   Total liabilities and shareholders' equity             $18,312,916
                                                          ===========
Net earning assets                                        $ 1,818,896
                                                          ===========

Net interest income (fully-taxable equivalent)                                 156,480
Less: fully-taxable equivalent adjustments                                      (1,307)
                                                                              --------
   Net interest income                                                        $155,173
                                                                              ========
Net interest rate spread (fully-taxable equivalent)                                           3.22%
Net interest margin (fully-taxable equivalent)                                                3.70%


-----------------------------------------------------
(1) Annualized.
(2) Loans and leases include loans held for sale.

TABLE 2 - AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                              Nine Months Ended                        Nine Months Ended
                                                              September 30, 2001                       September 30, 2000
                                                    --------------------------------------      ----------------------------------
                                                                                    Yield/                                  Yield/
                                                     Average Balance    Interest    Rate (1)    Average Balance  Interest  Rate (1)
                                                    --------------------------------------      ----------------------------------
Loans and leases (2):
  Residential real estate mortgages                       $2,197,574    $122,700     7.44%         $2,332,940   $131,110   7.49%
  Commercial real estate mortgages                         3,041,487     194,409     8.55           2,835,199    189,019   8.91
  Commercial business loans and leases                     2,329,333     140,430     8.06           2,093,598    140,806   9.07
  Consumer loans and leases                                3,358,353     211,797     8.43           3,110,904    200,265   8.60
                                                          ----------     -------                   ----------    -------
     Total loans and leases                               10,926,747     669,336     8.19          10,372,641    661,200   8.53
Securities                                                 5,855,566     283,838     6.47           6,519,446    332,702   6.78
Federal funds sold and other short-term investments           28,725         903     4.21              74,078      3,316   5.98
                                                          ----------    --------                   ----------    -------
   Total earning assets                                   16,811,038     954,077     7.58          16,966,165    997,218   7.84
                                                                        --------                                 -------
Noninterest earning assets                                 1,282,890                                1,391,624
                                                         -----------                              -----------
   Total assets                                          $18,093,928                              $18,357,789
                                                         ===========                              ===========

Interest-bearing deposits:
  Regular savings                                         $1,404,481      14,850     1.41         $ 1,525,531     23,828   2.09
  NOW and money market accounts                            4,065,746      87,178     2.87           3,769,958     93,876   3.33
  Certificates of deposit                                  4,460,926     177,280     5.31           4,520,689    179,697   5.31
  Brokered deposits                                          165,866       7,443     6.00             118,379      5,577   6.29
                                                         -----------    --------                -------------    -------
    Total interest-bearing deposits                       10,097,019     286,751     3.80           9,934,557    302,978   4.07
Borrowed funds                                             4,277,620     164,034     5.08           5,100,917    230,977   6.05
                                                          ----------    --------                -------------    -------
    Total interest-bearing liabilities                    14,374,639     450,785     4.18          15,035,474    533,955   4.74
                                                                        --------                                 -------
Non-interest bearing deposits                              2,094,487                                1,906,997
Other liabilities                                            160,993                                  118,471
Securities of subsidiary trust                                98,757                                   98,775
Shareholders' equity                                       1,365,052                                1,198,072
                                                         -----------                            -------------
   Total liabilities and shareholders' equity            $18,093,928                            $  18,357,789
                                                         ===========                            =============

Net earning assets                                        $2,436,399                            $    1,930,691
                                                          ==========                            ==============

Net interest income (fully-taxable equivalent)                           503,292                                 463,263
Less: fully-taxable equivalent adjustments                                (4,773)                                 (4,212)
                                                                       ---------                                --------
   Net interest income                                                 $ 498,519                                $459,051
                                                                       =========                                ========
Net interest rate spread (fully-taxable equivalent)                                  3.40%                                 3.10%
Net interest margin (fully-taxable equivalent)                                       4.01%                                 3.64%


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

TABLE 3 -  RATE/VOLUME ANALYSIS
(Dollars in thousands)

                                                             Three Months Ended September 30, 2001 vs. 2000
                                                                      Increase (decrease) due to
                                                          ----------------------------------------------------
                                                                                        Rate and       Total
                                                            Volume        Rate         Volume (1)     Change
                                                          ---------------------------------------------------
Interest income:
Loans and leases                                               $5,803     ($18,567)         $82      ($12,682)
Securities                                                     (8,287)      (9,208)         849       (16,646)
Federal funds sold and other short-term investments              (701)        (478)         352          (827)
                                                          ---------------------------------------------------
Total interest income                                          (3,185)     (28,253)       1,283       (30,155)
                                                          ---------------------------------------------------

Interest expense:
Interest-bearing deposits
   Regular savings                                               (274)      (3,111)         133        (3,252)
   NOW and money market accounts                                2,400      (10,515)        (648)       (8,763)
   Certificates of deposit                                     (2,009)      (7,878)         419        (9,468)
   Brokered deposits                                            1,296         (217)        (191)          888
                                                          ---------------------------------------------------
Total interest-bearing deposits                                 1,413      (21,721)        (287)      (20,595)
Borrowed funds                                                (14,760)     (21,016)       4,510       (31,266)
                                                          ---------------------------------------------------
Total interest expense                                        (13,347)     (42,737)       4,223       (51,861)

Net interest income (fully taxable equivalent)                $10,162      $14,484      ($2,940)      $21,706
                                                          ===================================================





                                                             Nine Months Ended September 30, 2001 vs. 2000
                                                                       Increase (decrease) due to
                                                            -------------------------------------------------
                                                                                     Rate and         Total
                                                              Volume       Rate     Volume (1)        Change
                                                            -------------------------------------------------
Interest income:
Loans and leases                                                $35,350   ($26,378)       ($836)       $8,136
Securities                                                      (33,666)   (15,116)         (82)      (48,864)
Federal funds sold and other short-term investments              (2,029)      (981)         597        (2,413)
                                                            -------------------------------------------------
Total interest income                                              (345)   (42,475)        (321)      (43,141)
                                                            -------------------------------------------------

Interest expense:
Interest-bearing deposits
   Regular savings                                               (1,892)    (7,759)         673        (8,978)
   NOW and money market accounts                                  7,367    (12,971)      (1,094)       (6,698)
   Certificates of deposit                                       (2,374)         -          (43)       (2,417)
   Brokered deposits                                              2,234       (257)        (111)        1,866
                                                            -------------------------------------------------
Total interest-bearing deposits                                   5,335    (20,987)        (575)      (16,227)
Borrowed funds                                                  (37,255)   (37,008)       7,320       (66,943)
                                                            -------------------------------------------------
Total interest expense                                          (31,920)   (57,995)       6,745       (83,170)

Net interest income (fully taxable equivalent)                  $31,575    $15,520      ($7,066)      $40,029
                                                            =================================================

----------------------------------------------------------

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

NONINTEREST INCOME

Third quarter noninterest income totaled $60.6 million, an increase of $4.5 million from the third quarter of 2000. This increase was primarily due to insurance commissions income (up $4.1 million or 69%), merchant and electronic banking income (up $1.3 million or 17%) and other noninterest income (up $1.7 million or 37%). Noninterest income, excluding securities gains and losses, as a percent of total revenues was 26% and 27% for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, noninterest income, excluding losses on securities restructuring, amounted to $176.9 million and $163.0 million, respectively. The 9% increase was primarily due to increases in insurance commissions and deposit services income.

Deposit services income increased by $227 thousand or 1% during the three months ended September 30, 2001 as compared to the same period in the prior year. The modest increase in the quarter was affected by a lower level of overdrafts as a result of lower levels of economic activity surrounding September 11. For the nine months ended September 30, 2001 and 2000, deposit services income amounted to $53.1 million and $49.3 million, respectively, an increase of $3.8 million, or 8%. These increases were primarily attributable to volume-driven increases in checking accounts and collection of overdraft fees.

Mortgage banking income was $2.2 million and $6.2 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease from the same quarter of last year was primarily due to lower servicing income as a result of the sale of virtually all mortgage servicing rights in the fourth quarter of 2000 and the first quarter of 2001. The Company sold the servicing rights on $1.8 billion of loans serviced for others in the fourth quarter of 2000 and $1.6 billion in the first quarter of 2001. The amount of loans serviced for others was $285.4 million and $3.3 billion at September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, mortgage banking income amounted to $7.2 million and $14.8 million, respectively. The $7.6 million decrease for the nine months ended September 30, 2001 was primarily due to a $10.8 million decrease in mortgage servicing revenue, which was partially offset by a $3.2 million increase in mortgage sales income. See Table 4 for a summary of mortgage banking services income by quarter for 2001 and 2000.

Capitalized mortgage servicing rights amounted to $440 thousand at September 30, 2001, compared to $23.2 million at December 31, 2000. The decrease was due to the sale of mortgage servicing rights with a carrying value of $22.6 million in the first quarter of 2001. In the fourth quarter of 2000, after a comprehensive review of its mortgage banking operations, the Company decided to sell virtually all of its mortgage servicing rights and to sell mortgage servicing rights on new loan originations on a flow basis in the future. The Company began sales of this asset after it determined that it could no longer meet its internal investment targets because of the relatively small size of its loans serviced for others portfolio and the volatility due to changes in interest rates inherent in the mortgage servicing rights asset. See Table 4 for details.

   TABLE 4 - MORTGAGE BANKING SERVICES
      (In thousands)

                                                                    At or for the Three Months Ended
                                                    -----------------------------------------------------------
                                                      9/30/01           6/30/01         3/31/01        12/31/00
                                                   -------------------------------------------------------------

RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS       $   285,400      $   303,590     $   294,898      $ 1,618,610
                                                   =============================================================


MORTGAGE SERVICING RIGHTS:

   Balance at beginning of period                  $       495      $       491     $    23,225      $    41,029
   Mortgage servicing rights capitalized                    --               --             382            1,845
   Amortization charged against
      mortgage servicing fee income                        (55)               4            (500)            (500)
   Change in impairment reserve                             --               --              --               --
   Mortgage servicing rights sold                           --               --         (22,616)         (19,149)
                                                   -------------------------------------------------------------
   Balance at end of period                        $       440      $       495     $       491      $    23,225
                                                   =============================================================


MORTGAGE BANKING SERVICES INCOME:
   Sales income:
   Residential mortgage sales income               $     1,729      $     1,510     $     2,236      $       478
   Lower of cost or market adjustment -
            Loans held for sale                              5               52             (52)              73
                                                   -------------------------------------------------------------
            Total sales income                           1,734            1,562           2,184              551
                                                   -------------------------------------------------------------

   Servicing income:
   Residential mortgage servicing income, net              448              214             344            2,430
   Change in impairment reserve on mortgage
             servicing rights                               --               --              --               --
   Valuation adjustments - interest rate floor              --               --              --               (6)
   Gain on sale of capitalized mortgage
            servicing rights                                --               --             706            4,176
                                                   -------------------------------------------------------------
            Total servicing income                         448              214           1,050            6,600
                                                   -------------------------------------------------------------


   Total                                           $     2,182      $     1,776     $     3,234      $     7,151
                                                   =============================================================

                                                          At or for the Three Months Ended
                                                   ---------------------------------------------
                                                      9/30/00        6/30/00            3/31/00
                                                   ---------------------------------------------
RESIDENTIAL MORTGAGES SERVICED FOR INVESTORS       $ 3,332,529      $ 3,832,996      $ 3,993,680
                                                   =============================================

MORTGAGE SERVICING RIGHTS:

   Balance at beginning of period                  $    44,135      $    44,780      $    52,724
   Mortgage servicing rights capitalized                 1,657               69              406
   Amortization charged against

      mortgage servicing fee income                     (2,344)          (2,442)          (3,020)
   Change in impairment reserve                            162            1,728            1,005
   Mortgage servicing rights sold                       (2,581)              --           (6,335)
                                                   ---------------------------------------------


   Balance at end of period                        $    41,029      $    44,135      $    44,780
                                                   =============================================

MORTGAGE BANKING SERVICES INCOME:
   Sales income:
   Residential mortgage sales income               $     1,671      $       318      $       169
   Lower of cost or market adjustment -
            Loans held for sale                            108              (36)              30

                                                   ---------------------------------------------
            Total sales income                           1,779              282              199
                                                   ---------------------------------------------

   Servicing income:
   Residential mortgage servicing income, net            1,590            2,956            1,439
   Change in impairment reserve on mortgage
             servicing rights                              162            1,728            1,005
   Valuation adjustments - interest rate floor             460             (106)            (545)
   Gain on sale of capitalized mortgage
            servicing rights                             2,181              124            1,559
                                                   ---------------------------------------------
            Total servicing income                       4,393            4,702            3,458
                                                   ---------------------------------------------

   Total                                           $     6,172      $     4,984      $     3,657
                                                   =============================================


                                                                   Nine Months Ended
                                                            -----------------------------------
                                                              9/30/01                  9/30/00
                                                            -----------------------------------
Mortgage banking services income:
   Sales income:
   Residential mortgage sales income                         $  5,476                    2,158
   Lower of cost or market adjustment -
            Loans held for sale                                     5                      102
                                                             ---------------------------------
            Total sales income                                  5,481                    2,260
                                                             ---------------------------------

   Servicing income:
   Residential mortgage servicing income, net                   1,006                    5,985
   Change in impairment reserve on mortgage
             servicing rights                                      --                    2,895
   Valuation adjustments - interest rate floor                     --                     (191)
   Gain (loss) on sale of capitalized mortgage
            servicing rights                                      706                    3,864
                                                             ---------------------------------
            Total servicing income                              1,712                   12,553
                                                             ---------------------------------

   Total                                                     $  7,193                 $ 14,813
                                                             =================================


Insurance commissions income was $10.2 million for the third quarter of 2001 compared to $6.0 million for the same period in 2000, an increase of 69%. For the nine months ended September 30, 2001 and 2000, insurance commissions amounted to $29.4 million and $16.0 million, respectively, representing an increase of 84%. The increases in 2001 were primarily attributable to two insurance agency purchase acquisitions late in the third quarter of 2000.

Trust services income amounted to $8.5 million for the quarter ended September 30, 2001 compared to $8.6 million for the third quarter of 2000, a decrease of 2%. For the nine months ended September 30, 2001 and 2000, trust services income amounted to $26.0 for each respective period. Assets under management decreased to $8.4 billion at September 30, 2001 from $9.3 billion at September 30, 2000 as a result of broad-based declines in the stock markets.

Investment advisory services income increased $190 thousand, or 11%, in the third quarter of 2001 compared to the third quarter of 2000. For the nine months ended September 30, 2001 and 2000, investment advisory services income amounted to $5.3 and $5.1 million, respectively, representing an increase of 4%. Investment advisory services revenues are commissions earned from the sale of third party mutual funds, annuities, stocks and bonds.

Bank-owned life insurance ("BOLI") income was $4.8 million for the third quarter of 2001, compared to $4.2 million for the same period in 2000, an increase of 13%. There were two policy benefits recorded in 2001, one in the second quarter for $616 thousand and one in the third quarter for $418 thousand. There was a $1.2 million policy benefit recorded in the first quarter of 2000. Excluding the policy benefits, BOLI income increased $135 thousand in the third quarter of 2001 compared to the third quarter of 2000 due to higher average levels of BOLI in 2001. For the third quarter of 2001, the average carrying value of BOLI was $314 million compared to $301 million for the third quarter of 2000. For the nine months ended September 30, 2001 and 2000, BOLI income amounted to $14.0 million and $13.5 million, respectively, an increase of 4%. BOLI covers certain employees of the Company's bank subsidiaries. Most of the Company's BOLI is invested in the "general account" of quality insurance companies. Standard and Poors rated all such companies A+ or better at September 30, 2001.

Merchant and electronic banking income was $9.2 million for the third quarter of 2001 compared to $7.9 million for the third quarter of 2000, an increase of 17%. For the nine months ended September 30, 2001 and 2000, merchant and electronic banking income amounted to $23.7 million and $22.2 million, respectively, an increase of 7%. This income represents fees and interchange income generated by the use of Company-issued debit cards and charges to merchants for processing credit card transactions.

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

Other noninterest income increased $1.7 million, or 37%, for the quarter ended September 30, 2001 compared to the same quarter last year. The increase in the third quarter of 2001 was primarily due to higher loan fees of $1.5 million (including prepayment fees) and included $720 thousand of premium income recognized on covered call options related to mortgage-backed securities and a $929 thousand gain on the sale of an equity interest in an ATM network. For the nine months ended September 30, 2001 and 2000, other income amounted to $17.0 million and $16.1 million, respectively and included $2.7 million of premiums on covered call options in 2001 and $4.7 million gain on sale of a credit card portfolio in 2000. No covered call options were outstanding as of September 30, 2001.

NONINTEREST EXPENSE

Noninterest expense, excluding special charges, was $127.0 million and $111.6 million for the quarters ended September 30, 2001 and 2000, respectively, representing an increase of $15.4 million, or 14%. The increase was primarily due to salaries and employee benefits expense ($14.0 million) and occupancy expense ($2.1 million.) The efficiency ratio was 53.68% and 52.85% for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, noninterest expense, excluding special charges, amounted to $372.8 million and $349.4 million, respectively, a 7% increase. The efficiency ratio was 54.25% and 55.03% for the nine months ended September 30, 2001 and 2000, respectively. For a description of the methodology used by the Company to calculate the efficiency ratio, see Note 5 to Table 1.

Salaries and benefits expense of $67.1 million for the quarter ended September 30, 2001 increased $14.0 million, or 26%, from the same quarter of last year. Salaries and benefits expense amounted to $191.7 million and $170.5 million during the nine months ended September 30, 2001 and 2000, respectively, representing a $21.2 million increase, or 12%.

The increase was primarily due to increased incentive compensation and additional employees from two insurance agency purchase acquisitions late in the third quarter of 2000.

Data processing expense of $9.8 million for the quarter ended September 30, 2001 increased $744 thousand, or 8%, from the same quarter a year ago due to recent upgrades for information technology. For the nine months ended September 30, 2001 and 2000, data processing expense amounted to $27.6 million and $27.1 million, respectively, a $587 thousand, or 2% increase.

Occupancy expense of $11.4 million during the three months ended September 30, 2001 increased $2.1 million, or 23%, from the same quarter in 2000 due to cost of new facilities and higher utility expenses. For the nine months ended September 30, 2001 and 2000, occupancy expense amounted to $34.3 million and $30.3 million, respectively, a $4.0 million, or 13%, increase. This increase was primarily due to additional expenses for new facilities and higher utility and snow removal expenses.

Equipment expense of $8.2 million during the three months ended September 30, 2001 increased $171 thousand, or 2%, from the third quarter of last year. For the nine months ended September 30, 2001 and 2000, equipment expense amounted to $25.1 million and $23.6 million, respectively, a $1.5 million, or 6% increase. These increases were primarily due to depreciation relating to new technology equipment and software.

Amortization of goodwill and other intangibles was $5.4 million and $5.3 million for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, amortization of goodwill and other intangibles amounted to $16.2 million and $15.7 million, respectively. The slight increases were related to amortization of goodwill recorded in connection with the acquisition of two insurance agencies during the third quarter of 2000.

During the nine months ended September 30, 2001 and 2000, special charges amounted to $5.6 million ($3.7 million after tax) and $43.0 million ($32.1 million after tax), respectively. The special charges recorded in 2001 related to severance packages for executives whose employment was terminated in connection with the Company's acquisition in May 2000of Banknorth Group, Inc., a multi-bank holding company headquartered in Vermont, costs to close 10 branches and write-downs on auto lease residuals. (The Company ceased originating automobile leases in June 2000.) Included in 2000 special charges were $41.4 million of merger-related expenses and $1.6 million of branch closing expenses related to the closing of 11 branches.

The following table summarizes activity related to special charges from December 31, 2000 through September 30, 2001.

TABLE 5 - SPECIAL CHARGES
(In thousands)


                                                                                                           Other
                                                            Amount                            Cash        Amounts
                                           Balance at     Included in                       Payments    Applied to       Balance at
                                           12/31/2000       Expense       Reallocations    (Receipts)     Reserve         9/30/2001
                                           ----------       -------       -------------    ----------     -------         ---------
MERGER CHARGES

Severance costs                              $   679         $ 2,329         $     0          $ 2,455     $     0         $   553
Data processing/systems integration              100              --              84              184          --              --
Asset write-downs/facility costs               2,119              --            (707)             798          --             614
Other costs                                      217              --             623              840          --              --
                                             -------         -------         -------          -------     -------         -------
                                             $ 3,115         $ 2,329         $     0          $ 4,277     $     0         $ 1,167
                                             =======         =======         =======          =======     =======         =======

BRANCH CLOSINGS

Severance and salary costs                   $     0         $    47         $     0          $     0     $     0         $    47
Asset write-downs/lease terminations              --           1,585              --              300       1,038             247
Branch decommissioning costs                     170             755              --              322          --             603
                                             -------         -------         -------          -------     -------         -------
                                             $   170         $ 2,387         $     0          $   622     $ 1,038         $   897
                                             =======         =======         =======          =======     =======         =======

OTHER SPECIAL CHARGES

Write-down of auto lease residuals           $     0         $   892         $     0          $     0     $   892         $     0
                                             =======         =======         =======          =======     =======         =======

Other non-interest expenses decreased by $1.8 million, or 7%, during the three months ended September 30, 2001 as compared to the comparable period in the prior year. For the nine months ended September 30, 2001 and 2000, other noninterest expenses amounted to $70.8 million and $75.3 million, respectively, a $4.4 million, or 6% decrease. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

TABLE 6 - OTHER NONINTEREST EXPENSES
(In thousands)

                                         2001         2001          2001          2000          2000         2000          2000
                                         Third       Second         First        Fourth        Third        Second        First
                                        Quarter      Quarter       Quarter       Quarter      Quarter       Quarter      Quarter
                                       ----------   ----------   ------------   ----------    ---------   ------------   ---------
    Advertising and marketing             $2,582       $3,324         $2,387       $2,647       $2,772         $3,606      $2,985
    Telephone                              2,918        2,853          3,007        3,709        3,473          3,134       2,945
    Office supplies                        2,097        2,506          2,320        2,603        2,436          2,673       2,166
    Postage and freight                    2,039        2,448          2,478        2,252        2,267          2,376       2,470
    Miscellaneous loan costs               1,902        1,699          1,737        1,530        1,545          1,717       2,203
    Deposits and other assessments           825          837            835        1,045        1,110          1,002         961
    Collection and carrying costs
        of non-performing assets             705          482            610         (814)         618            590         746
    Other                                  9,679       10,715          9,825       11,492       10,304         10,672      10,479
                                         -------      -------        -------      -------      -------        -------     -------
    Total                                $22,747      $24,864        $23,199      $24,464      $24,525        $25,770     $24,955
                                         =======      =======        =======      =======      =======        =======     =======

                                           Nine Months Ended
                                       -----------------------
                                         9/30/01      9/30/00
                                       ----------   ----------
    Advertising and marketing             $8,293       $9,363
    Telephone                              8,778        9,552
    Office supplies                        6,923        7,275
    Postage and freight                    6,965        7,113
    Miscellaneous loan costs               5,338        5,465
    Deposits and other assessments         2,497        3,073
    Collection and carrying costs
        of non-performing assets           1,797        1,954
    Other                                 30,221       31,455
                                         -------      -------
    Total                                $70,812      $75,250
                                         =======      =======


TAXES

The effective tax rate, excluding special charges and losses on securities restructuring, was 34% and 31% for the quarters ended September 30, 2001 and 2000, respectively and 34% and 33% for the nine months ended September 30, 2001 and 2000, respectively. The increases were due primarily to the inclusion of amortization on investments in low-income housing tax credit limited partnerships.

COMPREHENSIVE INCOME

Comprehensive income amounted to $282.3 million and $171.9 million during the nine months ended September 30, 2001 and 2000, respectively, which were different from the Company's reported net income during the respective periods as a result of changes in the amount of unrealized gains and losses on the Company's portfolio of securities available for sale and, in 2001, unrealized gains on cash flow hedges. For additional information, see Note 2 to the Unaudited Consolidated Financial Statements included herein.

The Company's available for sale investment portfolio had unrealized gains (losses), net of applicable income tax effects, of $71.3 million, ($34.5) million and ($82.9) million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. The improvement related to lower prevailing interest rates. At September 30, 2001, the net unrealized gains of $109.1 million, before related tax effect, represented 2% of securities available for sale. The Company attempts to balance the interest rate risk of its assets with its liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of its liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in "other comprehensive income."

FINANCIAL CONDITION

LOANS AND LEASES

Total loans and leases (including loans held for sale) averaged $10.9 billion during the third quarter of 2001, an increase of $269 million or 3% from the third quarter of 2000. All loan categories increased except for residential real estate loans. Average loans as a percent of average earning assets were 65% during the quarter ended September 30, 2001 compared to 63% during the quarter ended September 30, 2000. This change in balance sheet mix relates both to loan growth and reductions in the investment portfolio.

Average residential real estate loans (which include mortgage loans held for sale) of $2.1 billion during the third quarter of 2001 declined $238.0 million from the third quarter of last year due to increased refinancing activity and prepayments in a lower interest rate environment. Also, it is currently the Company's policy to sell most of the residential real estate loans it originates into the secondary market. Mortgage loans held for sale amounted to $58.2 million and $38.9 million at September 30, 2001 and 2000, respectively, and $51.1 million at December 31, 2000. The increase in loans held for sale compared to last year was due primarily to higher origination volumes resulting from declining interest rates.

Average commercial real estate loans of $3.1 billion increased $187 million, or 6%, from the third quarter of last year. The majority of the increase was in the Massachusetts market. The average yield on commercial real estate loans during the third quarter of 2001 was 8.24%, as compared to 8.91% in the third quarter of 2000.

Commercial business loans and leases averaged $2.4 billion during the third quarter of 2001, an increase of $155 million, or 7%, over the third quarter of 2000. The largest increases were in Maine and Massachusetts. The yield on commercial business loans and leases decreased to 7.48% in the third quarter of 2001 from 9.22% in the third quarter of 2000 due to repricing of loans in response to the Federal Reserve rate cuts and to competition in the marketplace.

Average consumer loans and leases of $3.4 billion during the third quarter of 2001 increased $165 million, or 5%, from the third quarter of 2000. The increase was primarily in indirect automobile and home equity loans and lines of credit. The largest increases were in Maine and Massachusetts. The average yield on consumer loans and leases decreased to 8.15% in the third quarter of 2001 from 8.65% in the third quarter of 2000.

SECURITIES AND OTHER EARNING ASSETS

The Company's securities portfolio averaged $5.8 billion during the third quarter of 2001, as compared to $6.3 billion in the third quarter of 2000. The securities portfolio consisted primarily of mortgage-backed securities, most of which are seasoned 15-year federal agency securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale are rated AAA or equivalently rated. The decrease in the Company's average securities portfolio during 2001 was due to continued run-off of the mortgage-backed securities due to prepayments of the underlying mortgages. The average yield on securities was 6.23% for the quarter ended September 30, 2001 and 6.81% for the quarter ended September 30, 2000. With the exception of the securitized residential real estate loans held in a REMIC that are classified as held to maturity and carried at cost, all of the Company's securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $71.3 million at September 30, 2001 and an after-tax unrealized loss of $34.5 million at December 31, 2000.

ASSET QUALITY

As shown in Table 7, nonperforming assets were $70.9 million at September 30, 2001, or 0.39% of total assets, compared to $56.9 million or 0.31% of total assets at September 30, 2000. Total nonperforming loans (excluding residential real estate loans held for sale) as a percentage of total loans was 0.59%, 0.57% and 0.46% at September 30, 2001, December 31, 2000 and at September 30, 2000, respectively. The increase in the quarter ended September 30, 2001 was primarily in commercial loans and leases ($16.8 million) which is reflective of the slower economy and its effects on various industries. The Company continues to monitor asset quality with regular reviews of its portfolio in accordance with its lending and credit policies.

The Company's residential loan portfolio accounted for 18% of the total loan portfolio at September 30, 2001, as compared with 21% at December 31, 2000. The Company's residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At September 30, 2001, 0.41% of the Company's residential loans were nonperforming, as compared with 0.44% at December 31, 2000 and 0.36% at September 30, 2000.

The Company's commercial real estate loan portfolio accounted for 29% of the total loan portfolio at September 30, 2001, as compared with 27% at December 31, 2000. Commercial real estate loans consist primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (including food stores). These loans generally are secured by properties located in the New England states and New York, particularly Maine, Massachusetts, New Hampshire and Vermont. At September 30, 2001, 0.48% of the Company's commercial real estate loans were nonperforming, as compared with 0.43% at December 31, 2000 and 0.60% at September 30, 2000.

The Company's commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at September 30, 2001 and December 31, 2000. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of Maine, New Hampshire, Massachusetts and, to a lesser extent, Vermont, New York and Connecticut. The Company's commercial business loans and leases are generally to small and medium size businesses located within its geographic market area. The Company generally does not emphasize the purchase of participations in syndicated commercial loans. At September 30, 2001, the Company had $194 million of participations in syndicated commercial loans and commitments to purchase an additional $172 million of such participations. At September 30, 2001, 1.47% of the Company's commercial business loans and leases were non-performing, as compared with 1.41% at December 31, 2000 and 0.78% at September 30, 2000.

The Company's consumer loan and lease portfolio accounted for 31% of the total loan portfolio at September 30, 2001 and December 31, 2000. The Company has a diversified consumer loan and lease portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans, as well as loans to finance certain medical/dental procedures (vision, dental and orthodontia fee plan loans). Mobile home loans decreased to $157.0 million at September 30, 2001 from $161.3 million at December 31, 2000, reflecting the Company's strategy to emphasize other types of lending. In June 2000, the Company ceased originating automobile leases and, as a result, the auto lease portfolio continues to decline. Automobile lease receivables totaled $46.3 million, $81.6 million and $98.2 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. At September 30, 2001 and December 31, 2000, 0.19% of the Company's consumer loans and leases were nonperforming, as compared with 0.17% at September 30, 2000.

At September 30, 2001, the Company had $6.1 million of accruing loans which were 90 days or more delinquent, as compared to $6.0 million of such loans at December 31, 2000 and $8.2 million at September 30, 2000. In light of the slowing economy, the Company is continuing to monitor the delinquencies to minimize deterioration in the portfolio.

TABLE 7 - NONPERFORMING ASSETS
(Dollars in thousands)

                                                                  9/30/01        6/30/01       3/31/01
                                                                  ------------------------------------
Nonaccrual loans:
Residential real estate loans                                     $ 8,222       $ 9,590       $10,575
Commercial real estate loans                                       15,145        12,550        13,205
Commercial business loans and leases                               34,220        39,208        32,233
Consumer loans and leases                                           6,380         5,795         5,611
                                                                  -----------------------------------

Total nonaccrual loans                                             63,967        67,143        61,624
Total troubled debt restructurings                                     --            --            --
                                                                  -----------------------------------
  Total nonperforming loans                                        63,967        67,143        61,624
                                                                  -----------------------------------

Other nonperforming assets:
Other real estate owned, net of related reserves                    4,468         4,508         4,310
Repossessions, net of related reserves                              2,428         1,618         1,935
                                                                  -----------------------------------
  Total other nonperforming assets                                  6,896         6,126         6,245
                                                                  -----------------------------------

Total nonperforming assets                                        $70,863       $73,269       $67,869
                                                                  ===================================


Accruing loans which are 90 days overdue                          $ 6,055       $ 5,799       $ 7,664
                                                                  ===================================

Total nonperforming loans as a percentage of total loans (1)         0.59%         0.62%         0.57%
Total nonperforming assets as a percentage of total assets           0.39%         0.40%         0.37%
Total nonperforming assets as a percentage of  total loans
   (1) and total other nonperforming assets                          0.65%         0.67%         0.63%




                                                                 12/31/00       9/30/00         6/30/00      3/31/00
                                                                 ---------------------------------------------------
Nonaccrual loans:
Residential real estate loans                                     $ 9,894       $ 8,258       $ 9,405       $14,204
Commercial real estate loans                                       12,155        17,212        18,270        15,621
Commercial business loans and leases                               32,583        17,396        16,570        19,818
Consumer loans and leases                                           6,329         5,650         5,110         4,861
                                                                  -------------------------------------------------

Total nonaccrual loans                                             60,961        48,516        49,355        54,504
Total troubled debt restructurings                                    673           704           731         1,027
                                                                  -------------------------------------------------

  Total nonperforming loans                                        61,634        49,220        50,086        55,531
                                                                  -------------------------------------------------

Other nonperforming assets:
Other real estate owned, net of related reserves                    4,074         6,432         8,419         9,027
Repossessions, net of related reserves                              1,424         1,246         2,125         2,792
                                                                  -------------------------------------------------

  Total other nonperforming assets                                  5,498         7,678        10,544        11,819
                                                                  -------------------------------------------------

Total nonperforming assets                                        $67,132       $56,898       $60,630       $67,350
                                                                  =================================================


Accruing loans which are 90 days overdue                          $ 5,973       $ 8,195       $ 7,211       $ 7,914
                                                                  =================================================

Total nonperforming loans as a percentage of total loans (1)         0.57%         0.46%         0.48%         0.54%
Total nonperforming assets as a percentage of total assets           0.37%         0.31%         0.33%         0.37%
Total nonperforming assets as a percentage of  total loans
   (1) and total other nonperforming assets                          0.62%         0.53%         0.58%         0.66%



   ---------------------------------------------------------
   (1) Total loans excludes residential real estate loans held for sale.

PROVISION/ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company provided $12.1 million and $6.3 million for loan and lease losses in the quarters ended September 30, 2001 and 2000, respectively, and $28.5 million and $17.2 million for the nine months ended September 30, 2001 and 2000, respectively. As shown in Table 8, net charge-offs for the third quarter of 2001 were $8.8 million, or 0.32% of average loans outstanding, compared to $5.8 million, or 0.22% of average loans outstanding, for the third quarter of 2000. The increased charge-offs during the quarter ended September 30, 2001 in the commercial loans and lease portfolio were primarily attributable to two credits. The increases in the provision for loan and lease losses for the three and nine months ended September 30, 2001 reflect higher levels of net charge-offs, nonperforming loans and classified loans. Increases in the provision reflect higher charge-offs, the downward movement in the internal risk classifications as well as the economic slowdown and the uncertain economic climate. At September 30, 2001, the allowance for loan and lease losses amounted to $158.5 million or 1.45% of total portfolio loans and leases, as compared to $156.9 million or 1.46% at September 30, 2000. The ratio of the allowance for loan and lease losses to nonperforming loans was 248% at September 30, 2001 and 319% at September 30, 2000.

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

    TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES
    (Dollars in thousands)


                                                               2001 Third      2001 Second        2001 First        2000 Fourth
                                                                 Quarter         Quarter            Quarter            Quarter
                                                             ------------------------------------------------------------------
Allowance at beginning of period                             $   155,303       $   153,621       $   153,550       $   156,867

Charge-offs:
Real estate mortgages                                                743               724               790               963
Commercial business loans and leases                               6,154             4,864             3,774             4,639
Consumer loans and leases                                          5,529             4,706             4,463             6,312
                                                             -----------------------------------------------------------------
  Total loans charged off                                         12,426            10,294             9,027            11,914
                                                             -----------------------------------------------------------------

Recoveries:
Real estate mortgages                                                 72               349               138               324
Commercial business loans and leases                               2,649             1,524               890               576
Consumer loans and leases                                            875               792               932             1,046
                                                             -----------------------------------------------------------------
  Total loans recovered                                            3,596             2,665             1,960             1,946
                                                             -----------------------------------------------------------------
Net charge-offs                                                    8,830             7,629             7,067             9,968

Additions charged to operating expenses                           12,061             9,311             7,138             6,651
                                                             -----------------------------------------------------------------
Allowance at end of period                                   $   158,534       $   155,303       $   153,621       $   153,550
                                                             =================================================================

Average loans and leases outstanding
   during the period (1)                                     $10,869,870       $10,816,524       $10,880,534       $10,771,843
                                                             =================================================================

Ratio of net charge-offs to average loans and
   leases outstanding during the period, annualized (1)             0.32%             0.28%             0.26%             0.37%
Ratio of allowance to total loans and leases
   at end of period (1)                                             1.45%             1.43%             1.43%             1.42%
Ratio of allowance to nonperforming loans
   at end of period                                                  248%              231%              249%              249%
Ratio of net charge-offs as a percent of
    average outstanding loans, annualized (1):
             Real estate mortgages                                 0.052%            0.029%            0.051%            0.049%
             Commercial business loans and leases                  0.589%            0.577%            0.508%            0.714%
             Consumer loans and leases                             0.550%            0.470%            0.424%            0.634%

                                                               2000 Third       2000 Second     2000 First
                                                                Quarter           Quarter         Quarter
                                                             -----------------------------------------------
Allowance at beginning of period                             $   156,464       $   155,078       $   155,048

Charge-offs:
Real estate mortgages                                              1,989               894             1,425
Commercial business loans and leases                                 807             1,519               759
Consumer loans and leases                                          5,046             4,382             5,956
                                                             -----------------------------------------------
  Total loans charged off                                          7,842             6,795             8,140
                                                             -----------------------------------------------

Recoveries:
Real estate mortgages                                                707               409               983
Commercial business loans and leases                                 440               619               667
Consumer loans and leases                                            848             1,304             1,452
                                                             -----------------------------------------------
  Total loans recovered                                            1,995             2,332             3,102
                                                             -----------------------------------------------
Net charge-offs                                                    5,847             4,463             5,038

Additions charged to operating expenses                            6,250             5,849             5,068
                                                             -----------------------------------------------
Allowance at end of period                                   $   156,867       $   156,464       $   155,078
                                                             ===============================================

Average loans and leases outstanding
   during the period (1)                                     $10,648,267       $10,371,568       $10,010,690
                                                             ===============================================


Ratio of net charge-offs to average loans and
   leases outstanding during the period, annualized (1)             0.22%             0.17%             0.20%
Ratio of allowance to total loans and leases
   at end of period (1)                                             1.46%             1.49%             1.52%
Ratio of allowance to nonperforming loans
   at end of period                                                  319%              312%              279%
Ratio of net charge-offs as a percent of
    average outstanding loans, annualized (1):
             Real estate mortgages                                 0.097%            0.038%            0.035%
             Commercial business loans and leases                  0.066%            0.170%            0.019%
             Consumer loans and leases                             0.523%            0.399%            0.596%



---------------------------------------------------
(1) Excludes residential real estate loans held for sale.

DEPOSITS

Total deposits averaged $12.3 billion during the third quarter of 2001, an increase of $316 million from the third quarter of 2000. The increases in deposits were in NOW and money market accounts and non-interest bearing deposits. The ratio of loans to deposits was 88% and 90% at September 30, 2001 and December 31, 2000, respectively.

Average non-interest bearing deposits of $2.2 billion during the third quarter of 2001 increased $166.4 million or 8% from the third quarter of 2000. The increase in non-interest bearing deposits reflect strong growth in commercial, government and personal accounts.

Average interest-bearing deposits, excluding brokered deposits, of $10.0 billion during the third quarter of 2001 increased $71 million from the third quarter of 2000 primarily due to increases in NOW and money market accounts. The average rates paid on NOW and money market accounts decreased 107 basis points from 3.56% in the third quarter of 2000 to 2.49% in the third quarter of 2001 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 88 basis points from 4.27% in the third quarter of 2000 to 3.39% in the third quarter of 2001, reflecting a continuation of the decline in prevailing interest rates since the fourth quarter of 2000.

OTHER FUNDING SOURCES

The Company's primary sources of funding, other than deposits, are advances from Federal Home Loan Banks ("FHLB") and securities sold under repurchase agreements. The Company also borrows funds under the U.S. Treasury's Note Option Treasury, tax and loan program and by overnight borrowings from other banks as needed. Average borrowed funds for the third quarter of 2001 were $4.0 billion, a decrease of $928 million from the third quarter of 2000. Borrowing needs declined as a result of increased average deposit levels and a reduction in the securities portfolio.

Average FHLB borrowings for the third quarter of 2001 were $2.3 billion, which decreased $1.6 billion or 42% from the third quarter of 2000. Collateral for FHLB borrowings consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 5.05% during the quarter ended September 30, 2001 as compared to 6.56% for the comparable period last year. The 151 basis point decrease was due to the Federal Reserve rate cuts during 2001. At September 30, 2001, the Company's FHLB borrowings amounted to $2.6 billion and its additional borrowing capacity from the FHLB was $1.7 billion.

Average balances for securities sold under repurchase agreements were $1.3 billion and $922.6 million for the quarters ended September 30, 2001 and 2000, respectively, an increase of $339.2 million. These borrowings, with a cost of 3.61% for the quarter ended September 30, 2001, are secured by mortgage-backed securities and U.S. Government obligations.

On June 22, 2001, one of the Company's wholly-owned subsidiaries, First Massachusetts Bank, NA, issued $200 million of 7.625% subordinated notes due in 2011. The proceeds were used to reduce other short-term indebtedness. The notes qualify as Tier 2 capital.

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

         The Company manages the interest-rate risk inherent in its core banking operations primarily using on-balance sheet instruments that sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed fund maturities. From time to time the Company may use certain hedging strategies which include the use of derivative financial instruments. The primary objective of the Company's hedging strategies is to reduce net interest rate exposure arising from the Company's asset and liability structure. As of January 1, 2001, the Company recognizes all derivatives on the balance sheet at fair value. The Company may use a variety of derivatives as part of its interest rate risk management strategy. The Company's primary use of derivatives is to hedge the sale of mortgage loans held for sale. The Company typically uses forward mortgage sales commitments and mortgage-backed securities options to modify its forward mortgage commitments.

    The Company's policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 5%. As shown in the following table, the Company was in compliance with this limit at September 30, 2001 and December 31, 2000.

                        200 Basis Point    100 Basis Point     100 Basis Point    200 Basis Point
                        Rate Decrease      Rate Decrease       Rate Increase      Rate Increase
                        -------------      -------------       -------------      -------------
September 30, 2001         (4.33%)            (2.13%)             1.50%              1.93%
                           -----              -----               ----               ----

December 31, 2000           0.70%              0.51%             (1.46%)            (3.18%)
                           -----              -----               ----               ----

The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. Assuming a downward shift in rates, savings, money market and NOW accounts have implied interest rate floors and it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates, the simulated increase in interest income would be more than the simulated increase in interest expense. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above.

    Substantially all of the Company's remaining mortgage servicing rights were sold in January 2001. Mortgage servicing rights associated with current loan originations are sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to the value of mortgage servicing rights is not expected to be material.

    The most significant factors affecting market risk exposure of net interest income during the nine months ended September 30, 2001 has been (i) the direction of interest rates, (ii) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (iii) changes in the composition and prepayment speeds of mortgage assets (iv) changes in the borrowings portfolio structure, (v) reduction of deposit interest expense, and (vi) extension of the assumed lives of core non-maturity deposits.

    The Company's earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at September 30, 2001, the Company's debt service requirements consisted primarily of junior subordinated debentures issued to two subsidiaries: $103 million to Peoples Heritage Capital Trust I and $31 million to Banknorth Capital Trust I, in connection with the issuance of 9.06% Capital Securities due 2027 and 10.52% Capital Securities due 2027, respectively. The principal sources of funds for the Company to meet parent-only obligations are dividends from its banking subsidiaries, which are subject to regulatory limitations, income from the securities portfolio and borrowings, including draws on a $60 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at 3 month LIBOR plus 0.75%. The Company did not draw on the line during the quarter ended September 30, 2001. The average balance outstanding on the line during the nine months ended September 30, 2001 was $1.7 million.

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

As of September 30, 2001, the banks had in the aggregate $2.7 billion of "immediately accessible liquidity," defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 22% of deposits. The Company's current policy minimum is 10% of deposits.

Also as of September 30, 2001, the banks had in the aggregate "potentially volatile funds" of $1.5 billion. These are funds that might flow out of the banks over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of September 30, 2001, the ratio of "immediately accessible liquidity" to "potentially volatile funds" was 183%, versus a policy minimum of 100%.

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

CAPITAL

At September 30, 2001, shareholders' equity amounted to $1.5 billion. In addition, through subsidiary trusts, the Company had outstanding at such date $93.8 million of capital securities which mature in 2027 and qualify as Tier 1 Capital. In June, 2001, one of the Company's wholly-owned subsidiaries, First Massachusetts Bank, NA, issued $200 million of 7.625% subordinated notes due in 2011 which qualify as Tier 2 capital.

The Company paid a $0.13 per share dividend on its Common Stock during the first two quarters of 2001. In October 2001, the Company's Board of Directors approved a $0.135 dividend and authorized an increase in its share repurchase program of 5 million shares. In January 2001, the Company authorized an 8,000,000 share repurchase program to be purchased from time to time in open market transactions as market conditions warrant. In the nine months ended September 30, 2001, the Company purchased 5.7 million shares at an average price of $20.29 per share, or a total cost of $115.8 million.

Capital guidelines issued by the Federal Reserve Board require the Company to maintain certain ratios, set forth in Table 9. As indicated in such table, the Company's regulatory capital currently substantially exceeds all applicable requirements.

   TABLE 9 - REGULATORY CAPITAL REQUIREMENTS
   (Dollars in thousands)

                                                                               For Capital Adequacy
                                                                Actual                 Purposes                       Excess
                                                       ---------------------   -----------------------     -------------------------
                                                          Amount       Ratio      Amount        Ratio         Amount         Ratio
                                                       ----------      -----    ----------    --------      ---------       -------
As of September 30, 2001:
Total capital (to risk weighted assets)                $1,669,730      13.28%    1,006,011       8.00%     $  663,719       5.28%
Tier 1 capital (to risk weighted assets)                1,312,541      10.44%      503,006       4.00%        809,535       6.44%
Tier 1 leverage capital ratio (to average assets)       1,312,541       7.35%      714,274       4.00%        598,267       3.35%

As of December 31, 2000:

Total capital (to risk weighted assets)                 1,428,814      11.81%      967,752       8.00%        461,062       3.81%
Tier 1 capital (to risk weighted assets)                1,277,574      10.56%      483,876       4.00%        793,698       6.56%
Tier 1 leverage capital  (to average assets)            1,277,574       7.02%      727,852       4.00%        549,722       3.02%


Net risk weighted assets were $12.6 billion and $12.1 billion at September 30, 2001 and December 31, 2000, respectively.

The Company's banking subsidiaries are also subject to federal regulatory capital requirements. At September 30, 2001, each of the Company's depository institutions was deemed to be "well capitalized" under the regulations of the applicable federal banking agency and in compliance with applicable capital requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 provides additional implementation guidance and supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." It is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of implementing this statement to its financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of implementing this statement to its financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method. It also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. Under SFAS No. 142, goodwill is no longer amortized, but instead is tested for impairment on a regular basis and upon the occurrence of certain triggering events. This statement is effective for fiscal years beginning after December 15, 2001. The Company will first perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and as a result the Company has not yet determined what effect the results of these tests will have on the Company's operations and financial position. At September 30, 2001, the Company had $163.8 million of goodwill; goodwill amortization expense was $15.3 million for the nine months ended September 30, 2001.

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

PART II- OTHER INFORMATION

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

        (a) The Company filed a Current Report on Form 8-K/A on July 25, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BANKNORTH GROUP, INC.


Date:     November 14, 2001               By:     /s/ William J. Ryan
                                                  -------------------
                                                  William J. Ryan
                                                  Chairman, President and
                                                  Chief Executive Officer



Date:     November 14, 2001               By:     /s/ Peter J. Verrill
                                                  --------------------
                                                  Peter J. Verrill
                                                  Executive Vice President,
                                                  Chief Operating Officer and
                                                  Chief Financial Officer



Date:     November 14, 2001               By:     /s/ Stephen J. Boyle
                                                  --------------------
                                                  Stephen J. Boyle
                                                  Executive Vice President and
                                                  Controller
                                                  (principal accounting officer)