Form 10-K405
period 2001-12-31
BANKNORTH GROUP INC/ME
filed 2002-03-20
CIK 829750

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-16947

BANKNORTH GROUP, INC.
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)	01-0437984 (I.R.S. Employer Identification Number)
P.O. Box 9540 Two Portland Square Portland, Maine (Address of principal executive offices)	04112-9540 (Zip Code)

Registrant's telephone number, including area code: (207) 761-8500

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value Title of Class	Preferred Stock Purchase Rights Title of Class

        Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 11, 2002, the aggregate market value of the 147,368,998 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 891,640 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $3.8 billion. This figure is based on the last sale price of $25.90 per share of the Registrant's Common Stock on March 11, 2002, as reported in The Wall Street Journal on March 12, 2002. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

        Number of shares of Common Stock outstanding as of March 11, 2002: 147,368,998

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

        Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

BANKNORTH GROUP, INC.
2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

        IN THE NORMAL COURSE OF BUSINESS, WE, IN AN EFFORT TO HELP KEEP OUR SHAREHOLDERS AND THE PUBLIC INFORMED ABOUT OUR OPERATIONS, MAY FROM TIME TO TIME ISSUE OR MAKE CERTAIN STATEMENTS, EITHER IN WRITING OR ORALLY, THAT ARE OR CONTAIN FORWARD-LOOKING STATEMENTS, AS THAT TERM IS DEFINED IN THE U.S. FEDERAL SECURITIES LAWS. GENERALLY, THESE STATEMENTS RELATE TO BUSINESS PLANS OR STRATEGIES, PROJECTED OR ANTICIPATED BENEFITS FROM ACQUISITIONS MADE BY OR TO BE MADE BY US, PROJECTIONS INVOLVING ANTICIPATED REVENUES, EARNINGS, PROFITABILITY OR OTHER ASPECTS OF OPERATING RESULTS OR OTHER FUTURE DEVELOPMENTS IN OUR AFFAIRS OR THE INDUSTRY IN WHICH WE CONDUCT BUSINESS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND," "PLAN," "ESTIMATE" OR SIMILAR EXPRESSIONS.

        ALTHOUGH WE BELIEVE THAT THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN OUR FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, WE CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS (SOME OF WHICH ARE BEYOND OUR CONTROL), AND AS A RESULT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING, AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN:

  •
  OUR INVESTMENTS IN OUR BUSINESSES AND IN RELATED TECHNOLOGY COULD REQUIRE ADDITIONAL INCREMENTAL SPENDING, AND MIGHT NOT PRODUCE EXPECTED DEPOSIT AND LOAN GROWTH AND ANTICIPATED CONTRIBUTIONS TO OUR EARNINGS;

  •
  GENERAL ECONOMIC OR INDUSTRY CONDITIONS COULD BE LESS FAVORABLE THAN EXPECTED, RESULTING IN A DETERIORATION IN CREDIT QUALITY, A CHANGE IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES OR A REDUCED DEMAND FOR CREDIT OR FEE-BASED PRODUCTS AND SERVICES;

  •
  CHANGES IN THE DOMESTIC INTEREST RATE ENVIRONMENT COULD REDUCE NET INTEREST INCOME AND COULD INCREASE CREDIT LOSSES;

  •
  THE CONDITIONS OF THE SECURITIES MARKETS COULD CHANGE, WHICH COULD ADVERSELY AFFECT, AMONG OTHER THINGS, THE VALUE OR CREDIT QUALITY OF OUR ASSETS, THE AVAILABILITY AND TERMS OF FUNDING NECESSARY TO MEET OUR LIQUIDITY NEEDS AND OUR ABILITY TO ORIGINATE LOANS AND LEASES;

  •
  CHANGES IN THE EXTENSIVE LAWS, REGULATIONS AND POLICIES GOVERNING FINANCIAL HOLDING COMPANIES AND THEIR SUBSIDIARIES COULD ALTER OUR BUSINESS ENVIRONMENT OR AFFECT OUR OPERATIONS;

  •
  THE POTENTIAL NEED TO ADAPT TO INDUSTRY CHANGES IN INFORMATION TECHNOLOGY SYSTEMS, ON WHICH WE ARE HIGHLY DEPENDENT, COULD PRESENT OPERATIONAL ISSUES OR REQUIRE SIGNIFICANT CAPITAL SPENDING;

ii

  •
  COMPETITIVE PRESSURES COULD INTENSIFY AND AFFECT OUR PROFITABILITY, INCLUDING AS A RESULT OF CONTINUED INDUSTRY CONSOLIDATION, THE INCREASED AVAILABILITY OF FINANCIAL SERVICES FROM NON-BANKS, TECHNOLOGICAL DEVELOPMENTS SUCH AS THE INTERNET OR BANK REGULATORY REFORM; AND

  •
  ACQUISITIONS MAY RESULT IN LARGE ONE-TIME CHARGES TO INCOME, MAY NOT PRODUCE REVENUE ENHANCEMENTS OR COST SAVINGS AT LEVELS OR WITHIN TIME FRAMES ORIGINALLY ANTICIPATED AND MAY RESULT IN UNFORESEEN INTEGRATION DIFFICULTIES.

        YOU SHOULD NOT PUT UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE, AND WE UNDERTAKE NO OBLIGATION TO UPDATE THEM IN LIGHT OF NEW INFORMATION OR FUTURE EVENTS EXCEPT TO THE EXTENT REQUIRED BY FEDERAL SECURITIES LAWS.

iii

PART I.

ITEM 1.  BUSINESS

General

        We, Banknorth Group, Inc., are a Maine corporation and a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended. We conduct business from our headquarters in Portland, Maine and, as of December 31, 2001, 308 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2001, we had consolidated assets of $21.1 billion and consolidated shareholders' equity of $1.8 billion. Based on total assets at that date, we are one of the 35 largest commercial banking organizations in the United States.

        Our principal asset is all of the capital stock of Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. Effective January 1, 2002, we consolidated all eight of our other banking subsidiaries and our trust company subsidiary into Banknorth, NA, which was known as "Peoples Heritage Bank" prior to these consolidations. Banknorth, NA operates under the trade name "Peoples Heritage Bank" in Maine, "Bank of New Hampshire" in New Hampshire and "Evergreen Bank" in New York to take advantage of the goodwill associated with the names of these predecessor banks. Banknorth, NA operates under its name elsewhere in our market areas. Through Banknorth, NA we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial, consumer and trust and investment services.

        Unless the context otherwise requires, the words "Banknorth," "we," "our" and "us" herein refer to Banknorth Group, Inc. and its subsidiaries.

Business

        Our principal business consists of attracting deposits from the general public through our offices and using these deposits to originate loans secured by first mortgage liens on existing single-family (one-to-four units) residential real estate and existing multi-family (over four units) residential and commercial real estate, construction loans, commercial business loans and leases and consumer loans. We also provide various mortgage banking services and investment management services, as well as, through subsidiaries of Banknorth, NA, engage in equipment leasing, investment planning, securities brokerage and insurance brokerage activities. We also invest in investment securities and other permitted investments.

        We derive our income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investments. We also increasingly derive income from non-interest sources such as fees received in connection with various lending services, deposit services, trust and investment management services, investment planning services and merchant and electronic banking services, as well as insurance brokerage commissions and, from time to time, gains on the sale of assets. Our principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan and lease losses and income tax expense. Funds for activities are provided principally by deposits, advances from the Federal Home Loan Bank, securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investment securities and other sources.

        Through Banknorth, NA we provide extensive trust and investment management services to our customers. We offer employee benefit trust services in which we act as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans and for corporate, self-employed, municipal and not-for-profit employers located throughout our market areas. In addition, we serve as trustee of both living trusts and trusts under wills and in this capacity hold, account for and manage financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered by us. Assets held in a fiduciary capacity by us are not included in our consolidated balance sheet for financial reporting purposes.

        We and our subsidiaries are subject to extensive regulation and supervision under federal and state banking laws. For additional information in this regard, see "Supervision and Regulation" below.

Acquisitions

        Our profitability and market share have been enhanced in recent years through internal growth and acquisitions of both financial and nonfinancial institutions. We continually evaluate acquisition opportunities and frequently conduct due diligence in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our book value and net income per common share may occur in connection with any future transactions. Moreover, acquisitions commonly result in significant one-time charges against earnings, although cost-savings, especially incident to in-market acquisitions, frequently are anticipated.

Subsidiaries and Other Equity Investments

        Taking into account the consolidation of our banking subsidiaries effective January 1, 2002, our only direct subsidiaries at December 31, 2001 were Banknorth, NA, Northgroup Realty, Inc., an acquired subsidiary which holds certain commercial real estate located in Burlington, Vermont, and the financing vehicles Peoples Heritage Capital Trust I and Banknorth Capital Trust I. For additional information on these trusts, see Note 15 to the Consolidated Financial Statements included in Item 8 hereof.

        Set forth below is a brief description of certain of our indirect non-banking subsidiaries and certain other equity investments.

        Insurance Brokerage Activities.    We conduct insurance brokerage activities through Banknorth Insurance Group, Inc., which holds all of the outstanding stock of Morse, Payson & Noyes Insurance, one of the largest insurance brokerage firms in Maine. Morse Payson & Noyes Insurance also conducts business in (i) New Hampshire under the trade name A.D. Davis Insurance, (ii) Massachusetts through Catalano Insurance Agency Inc., a wholly-owned subsidiary of Morse, Payson & Noyes Insurance, and Palmer Goodell Financial Group, a wholly-owned subsidiary of Catalano, and (iii) Connecticut through Arthur A. Watson & Co., Inc., a wholly-owned subsidiary of Morse Payson & Noyes Insurance.

        Investment Planning and Securities Brokerage Activities.    We conduct investment planning and securities brokerage activities through Bancnorth Investment Planning Group, Inc. We also offer through Bancnorth Investment Planning Group investments in mutual funds and annuities throughout our market areas. Bancnorth Investment Planning Group offers its services to individuals and small businesses from its office located in Portland, Maine and from certain of our other locations in Maine, Massachusetts, New Hampshire, Vermont, New York and Connecticut. Sales professionals at Bancnorth Investment Planning Group are registered representatives of Primevest Financial Services, Inc., a registered broker/dealer, and all securities brokerage activities are conducted through Primevest Financial Services, Inc. The sales professionals receive referrals from our branch offices throughout our market areas.

        In addition to the foregoing, Bancnorth Investment Planning Group conducts insurance sales activities through its wholly-owned insurance agency, Bancnorth Investment and Insurance Agency, Inc., and through certain agencies of Banknorth Insurance Group, Inc. in Maine, Massachusetts, New Hampshire, Connecticut, Vermont and New York. Bancnorth Investment Planning Group, either directly or through other agencies, offers life insurance and long-term care insurance products in conjunction with the sales of investments and annuities.

        Equipment Leasing Activities.    We conduct equipment leasing activities through Banknorth Leasing Corp. This company is headquartered in Portland, Maine and engages in direct equipment leasing activities, primarily involving office equipment, in the States of Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2001, Banknorth Leasing Corp. had $108.5 million of leases outstanding.

        Other Equity Investments.    We hold certain other equity investments, primarily through Banknorth, NA. At December 31, 2001, these investments consisted of (i) $39.9 million of interests in limited partnerships formed for the purpose of investing in real estate for lower-income families, elderly housing projects and/or the preservation or restoration of historically or architecturally significant buildings or structures and (ii) an aggregate of $13.3 million of interests in limited partnerships which invest in small business investment companies and equity investments in entities which generally are intended to promote community welfare. For additional information about these investments see Note 17 to the Consolidated Financial Statements included in Item 8 hereof.

Competition

        We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low-cost or guaranteed loans to certain borrowers. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than us. Competition from both bank and non-bank organizations will continue.

        The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances also likely will enhance competition by enabling more companies to provide financial resources. As a result, our future success will depend in part on our ability to address our customers' needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

Employees

        We had approximately 6,000 full-time equivalent employees as of December 31, 2001. None of these employees is represented by a collective bargaining agent, and we believe that we enjoy good relations with our personnel.

Supervision and Regulation

        The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Banknorth. The regulatory framework is intended primarily for the protection of depositors and the insurance funds administered by the FDIC and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

        General.    Banknorth currently is registered as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended. As such, we are subject to regulation, supervision and examination by the Federal Reserve Board. We also are registered as a Maine financial institution holding company under Maine law and as such are subject to regulation and examination by the Superintendent of Banking of the State of Maine. Banknorth, NA is a national bank subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"), its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), which insures Banknorth, NA's deposits to the maximum extent permitted by law.

        Financial Modernization.    Effective March 11, 2000, the Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and which are not authorized for bank holding companies. A bank holding company may become a financial holding company if each of its subsidiary banks is "well capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Improvement Act of 1991 ("FDICIA") and the applicable regulations thereunder, is "well managed" and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. Banknorth became a financial holding company effective January 25, 2002.

        No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a "satisfactory" Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of "satisfactory" or better.

        Bank Acquisitions.    Pursuant to the Bank Holding Company Act, we are required to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of any bank that is not already majority owned by us. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state beginning September 29, 1995, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and less than 30% of such deposits in that state (or such lesser or greater amount set by state law).

        The Interstate Banking and Branching Act also authorizes banks to merge across state lines, subject to certain restrictions, thereby creating interstate branches. Pursuant to the Interstate Banking and Branching Act, a bank also may open new branches in a state in which it does not already have banking operations if the state enacts a law permitting such de novo branching.

        Capital and Operational Requirements.    The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations such as Banknorth and Banknorth, NA. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. "Tier 1 capital" generally consists of common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments. "Tier 2 capital" and "Tier 3 capital" generally consist of subordinated and other qualifying debt, preferred stock that does not qualify as Tier 1 capital and the allowance for credit losses up to 1.25% of risk-weighted assets.

        The sum of Tier 1, Tier 2 and Tier 3 capital, less investments in unconsolidated subsidiaries, represents qualifying "total capital," at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 capital and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. At December 31, 2001, our Tier 1 risk-based capital and total risk-based capital ratios under these guidelines were 9.59% and 12.23%, respectively.

        The "leverage ratio" requirement is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. At December 31, 2001, our leverage ratio was 7.14%.

        Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other banks and bank holding companies as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization's risk-based capital ratios.

        FDICIA identifies five capital categories for insured depository institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

        The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. Under these guidelines, Banknorth, NA is considered "well capitalized."

        The Federal bank regulatory agencies also have adopted regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the determination of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. The banking agencies do not intend to establish an explicit risk-based capital charge for interest rate risk but will continue to assess capital adequacy for interest rate risk under a risk assessment approach based on a combination of quantitative and qualitative factors and have provided guidance on prudent interest rate risk management practices.

        Distributions.    We derive funds for cash distributions to our stockholders primarily from dividends received from our banking subsidiary. Banknorth, NA is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate U.S. federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank/financial holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

        In addition to the foregoing, the ability of us and Banknorth, NA to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of us and our stockholders and creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of such subsidiaries.

        "Source of Strength" Policy.    According to Federal Reserve Board policy, bank/financial holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank/financial holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as Banknorth or related to FDIC assistance provided to a subsidiary in danger of default—the other banking subsidiaries of such bank/financial holding company may be assessed for the FDIC's loss, subject to certain exceptions.

        Community Investment and Consumer Protection Laws.    In connection with its lending activities, Banknorth, NA is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act.

        The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In 2000, the Community Reinvestment Act rating of our banking subsidiaries was either "outstanding" or "satisfactory."

        Miscellaneous.    Banknorth, NA is subject to certain restrictions on loans to Banknorth or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of Banknorth or its non-bank subsidiaries. Banknorth, NA also is subject to certain restrictions on most types of transactions with Banknorth or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

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

Taxation

        We are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. Banknorth and its subsidiaries, as members of an affiliated group of corporations within the meaning of Section 1504 of the Internal Revenue Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

        We also are subject to various forms of state taxation under the laws of Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut as a result of the business which we conduct in these states.

Statistical Disclosure by Bank Holding Companies

        The following information, included under Items 6, 7 and 8 of this report, is incorporated by reference herein.

        Table 1—Three-Year Average Balance Sheets, which presents average balance sheet amounts, related taxable equivalent interest earned or paid and related average yields earned and rates paid and is included in Item 7;

        Table 2—Changes in Net Interest Income, which presents changes in taxable equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and is included in Item 7;

        Table 4—Securities Available for Sale and Held to Maturity, which presents information regarding carrying values of investment securities by category of security and is included in Item 7;

        Table 5—Maturities of Securities, which presents information regarding the maturities and weighted average yield of investment securities by category of security and is included in Item 7;

        Table 6—Composition of Loan Portfolio, which presents the composition of loans and leases by category of loan and lease and is included in Item 7;

        Table 7—Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2001, which presents maturities and sensitivities of loans and leases to changes in interest rates and is included in Item 7;

        Table 11—Five Year Schedule of Nonperforming Assets, which presents information concerning non-performing assets and accruing loans 90 days or more overdue and is included in Item 7;

        "Asset Quality" and Note 1 to the Consolidated Financial Statements, which discuss our policies for placing loans on non-accrual status, as well as in the case of the former potential problem loans, which are included in Items 7 and 8, respectively;

        Table 8—Five-Year Table of Activity in the Allowance for Loan and Lease Losses, included in Item 7;

        Table 9—Allocation of the Allowance for Loan and Lease Losses—Five Year Schedule, included in Item 7;

        Table 10—Net Charge-offs as a Percent of Average Loans and Leases Outstanding, included in Item 7;

        Table 1—Three-Year Average Balance Sheets, which includes average balances of deposits by category of deposit and is included in Item 7;

        Table 13—Maturity of Certificates of Deposit of $100,000 or more at December 31, 2001, included in Item 7;

        "Selected Financial Data," which presents return on assets, return on equity, dividend payout and equity to assets ratios and is included in Item 6; and

        Note 12 to the Consolidated Financial Statements, which includes information regarding short-term borrowings and is included in Item 8.

        For additional information regarding our business and operations, see "Selected Financial Data" in Item 6 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof.

ITEM 2.  PROPERTIES

        At December 31, 2001, we conducted business from our executive offices at Two Portland Square, Portland, Maine and 308 offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut.

        The following table sets forth certain information with respect to our offices as of December 31, 2001.

State	Number of Banking Offices	Deposits
		(Dollars in Thousands)
Maine	61	$2,643,161
New Hampshire	76	3,672,009
Massachusetts	101	4,957,979
Vermont	37	1,669,138
New York	27	1,009,046
Connecticut	6	269,716

Total	308	$14,221,049

        For additional information regarding our premises and equipment and lease obligations, see Notes 7 and 17 respectively, to the Consolidated Financial Statements included in Item 8 hereof.

ITEM 3.  LEGAL PROCEEDINGS

        We are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by us to be immaterial to our financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders in the fourth quarter of 2001.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market. The following table sets forth the high and low prices of the common stock as reported on the Nasdaq National Market and the dividends declared per share of common stock for the periods indicated.

	Market Price
			Dividends Declared Per Share
	High	Low
2001
First Quarter	$21.06	$18.13	$0.130
Second Quarter	22.93	19.38	0.130
Third Quarter	24.39	18.93	0.130
Fourth Quarter	22.92	19.78	0.135
2000
First Quarter	16.13	10.38	0.125
Second Quarter	18.00	11.94	0.125
Third Quarter	18.50	14.88	0.125
Fourth Quarter	21.13	15.56	0.125

        As of December 31, 2001, there were 151,220,600 shares of common stock outstanding which were held by approximately 15,000 holders of record. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

        We have historically paid quarterly dividends on our common stock and currently intend to continue to do so in the foreseeable future. Our ability to pay dividends depends on a number of factors, however, including restrictions on the ability of Banknorth, NA to pay dividends under federal laws and regulations, and as a result there can be no assurance that dividends will be paid in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	2001	2000	1999	1998	1997
(In Thousands, Except Per Share Data)
Results for the Year
Net interest income(1)	$679,964	$603,624	$614,395	$578,300	$555,891
Provision for loan and lease losses	41,889	23,819	23,575	23,775	15,763
Noninterest income (excluding securities transactions)	239,176	226,644	191,140	161,124	134,144
Securities gains (losses)	1,329	(15,456)	655	6,423	2,837
Noninterest expenses (excluding special charges)(1)	501,782	459,459	460,306	446,110	429,874
Special charges(2)	7,614	43,007	28,002	61,140	23,559
Net income(3)	238,795	191,734	196,958	141,744	145,488
Operating income (net income excluding special items)(2)	247,927	234,686	217,774	186,946	161,035

Share Data
Earnings per share:
Basic(3)	$1.70	$1.33	$1.35	$0.97	$1.00
Diluted(3)	1.68	1.32	1.34	0.95	0.98
Operating diluted(4)	1.75	1.62	1.48	1.25	1.08
Operating diluted cash(4)(5)	1.88	1.74	1.59	1.35	1.16
Dividends per share	0.53	0.50	0.47	0.44	0.38
Book value per share at year end	11.83	9.42	8.22	8.37	7.97
Tangible book value per share at year end	8.75	8.11	6.95	6.97	6.88
Stock price:
High	24.39	21.13	20.25	26.75	23.81
Low	18.13	10.38	14.31	12.81	12.94
Close	22.52	19.94	15.06	20.00	23.00
Weighted average shares outstanding—Diluted	141,802	145,194	147,428	148,965	148,600

Key Performance Ratios
Return on average assets	1.29%	1.05%	1.12%	0.90%	1.05%
Return on average equity	16.48	15.69	16.42	11.96	13.01
Operating return on average assets(4)	1.34	1.28	1.24	1.19	1.16
Operating return on average equity(4)	17.11	19.20	18.16	15.78	14.40
Operating cash return on average assets(4)(5)	1.45	1.39	1.35	1.30	1.14
Operating cash return on average equity(4)(5)	21.73	24.22	23.33	19.71	16.60
Net interest margin(1)(6)	3.99	3.60	3.80	4.02	4.33
Average equity to average assets	7.82	6.66	6.81	7.55	8.07
Efficiency ratio(1)(7)	54.59	55.34	57.14	60.33	62.30
Noninterest income as a percent of total income(8)	26.02	26.99	23.44	21.44	19.15
Tier 1 leverage capital ratio	7.14	7.02	6.75	7.22	7.65
Dividend payout ratio(9)	30.27	36.91	33.19	40.38	39.60

Average Balances
Assets	$18,545,709	$18,343,226	$17,607,344	$15,696,234	$13,857,897
Loans and leases	11,246,007	10,485,289	9,908,177	10,679,544	9,328,963
Earning assets	17,204,628	16,954,605	16,315,233	14,503,172	12,906,106
Deposits	12,529,630	11,891,481	11,784,103	11,435,942	10,341,582
Shareholders' equity	1,449,353	1,222,378	1,199,496	1,184,770	1,117,953

At Year End
Assets	$21,076,586	$18,233,810	$18,508,264	$16,453,120	$15,332,821
Loans and leases, gross	12,715,330	10,845,662	9,854,656	9,925,137	10,012,718
Securities	6,156,861	5,880,658	6,873,182	4,379,774	3,617,236
Deposits	14,221,049	12,107,256	11,710,501	12,016,212	11,088,410
Borrowings(1)	4,602,388	4,659,390	5,466,253	3,040,173	2,904,286
Shareholders' equity	1,789,115	1,330,857	1,192,274	1,222,390	1,164,383
Common shares outstanding	151,221	141,245	144,974	146,105	146,133
Nonperforming assets(10)	81,227	67,132	69,192	89,021	98,125
Nonperforming assets as a percentage of total assets(10)	0.39%	0.37%	0.37%	0.54%	0.64%

(1)
In the fourth quarter of 2001, the trust preferred securities were reclassified as an interest-bearing liability. The related expense was reclassified to interest expense from noninterest expense. Prior period amounts have been reclassified.
(2)
Special items consist of (i) special charges, (ii) extraordinary item of ($3,897) after-tax and cumulative effect of change in accounting principle of ($290) after-tax in 2001 and (iii) losses on restructuring the investment portfolio of $10,332 million on an after-tax basis in 2000. Special charges consist of merger charges, costs to discontinue the correspondent mortgage business, asset write-downs, charter consolidation costs and branch closing costs and on an after-tax basis amounted to $4,945, $32,591, $20,816, $45,202 and $15,547 during 2001, 2000, 1999, 1998 and 1997, respectively. See Note 11 to the Consolidated Financial Statements.
(3)
In 2001, net income represents net income after the impact of extraordinary item and the cumulative effect of change in accounting principle, which amounted to ($3,897) and ($290) after-tax, respectively, and earnings per share for 2001 are based on such net income.
(4)
Excludes the effect of special items.
(5)
Earnings before amortization of goodwill and core deposit premiums.
(6)
Net interest income divided by average interest-earning assets, calculated on a fully-taxable equivalent basis.
(7)
Excludes special items and securities transactions.
(8)
Excludes gains and losses on securities sales.
(9)
Cash dividends paid divided by net income.
(10)
Nonperforming assets consist of nonperforming loans, other real estate owned, repossessed assets and investment securities placed on non-accrual status.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis which follows focuses on the factors affecting the results of operations of Banknorth Group, Inc. during 2001, 2000, and 1999 and financial condition at December 31, 2001 and 2000. The Consolidated Financial Statements and related notes should be read in conjunction with this review. Certain amounts in years prior to 2001 have been reclassified to conform to the 2001 presentation.

GENERAL

        Banknorth Group, Inc. is a Maine corporation and a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended. We conduct business from our headquarters in Portland, Maine and, as of December 31, 2001, 308 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2001, we had consolidated assets of $21.1 billion and consolidated shareholders' equity of $1.8 billion. Based on total assets at that date, we are one of the 35 largest commercial banking organizations in the United States.

        Our principal asset is all of the capital stock of Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. Effective January 1, 2002, we consolidated all eight of our other banking subsidiaries and our trust company into Banknorth, NA, which was known as "Peoples Heritage Bank" prior to these consolidations. Banknorth, NA operates under the trade name "Peoples Heritage Bank" in Maine, "Bank of New Hampshire" in New Hampshire and "Evergreen Bank" in New York to take advantage of the goodwill associated with the names of these predecessor banks. Banknorth, NA operates under its name elsewhere in our market areas. Through Banknorth, NA we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial, consumer, trust and investment management and investment planning services.

        We are subject to extensive regulation and supervision under federal and state banking laws. See "Regulation and Supervision" under Item 1.

Business Strategy

        Our principal business consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans and leases, commercial real estate loans, residential mortgage loans and a variety of consumer loans. In addition to keeping loans for our own portfolio, we sell residential mortgage loans into the secondary market. We also invest in mortgage-backed securities and securities issued by the United States Government and agencies thereof, as well as other securities. In addition, we emphasize the growth of noninterest sources of income from trust and investment management, investment planning, insurance brokerage and other financial services.

        Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in New England and upstate New York; developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; increasing noninterest income through, among other things, expanded trust and investment management, investment planning and insurance brokerage services and controlling the growth of noninterest expenses. It is also part of our business strategy to supplement internal growth with targeted acquisitions of other financial institutions and insurance agencies in our current or contiguous market areas. During the period covered by this discussion, we engaged in numerous merger and acquisition related activities. For further information, see Note 3 to the Consolidated Financial Statements and "Acquisitions" below. We regularly evaluate potential acquisitions and, as a general rule, announce acquisitions only after a definitive agreement has been reached.

Economic Conditions

        We believe that our market area generally has witnessed steady economic growth since 1992; however, economic growth generally declined in our market area in the second half of 2001. Although these developments have not materially adversely affected us to date, they did contribute to an increase in our provisions for loan and lease losses, net charge-offs and nonperforming assets during 2001, as discussed herein. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. We believe future economic activity will significantly depend on consumer confidence, personal consumption expenditures and business expenditures for new capital equipment, each of which is tied to strong employment.

Acquisitions

        On October 31, 2001, we completed the acquisition of Andover Bancorp, Inc. ("Andover"), a multi-bank holding company headquartered in Andover, Massachusetts, and MetroWest Bank ("MetroWest"), a Massachusetts-chartered savings bank headquartered in Framingham, Massachusetts. Andover had total assets of $1.8 billion and total shareholders' equity of $162 million at October 31, 2001. A total of 16.5 million shares of our common stock (including 1.0 million shares issuable upon exercise of Banknorth stock options issued in exchange for Andover stock options) were issued in connection with the acquisition of Andover. MetroWest had total assets of $907 million and total shareholders' equity of $62 million at October 31, 2001. MetroWest shares, including vested stock options, were purchased for $11.50 per share for a total cost of $164.8 million. The acquisitions were accounted for as purchases in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." We recorded $286 million of goodwill and other intangibles and $16.8 million of core deposit intangibles (both subject to final purchase accounting adjustments) in connection with these acquisitions.

        During the third quarter of 2000, we completed the acquisition of Palmer Goodell Insurance Agency, Inc. (based in Springfield, Massachusetts) and Arthur A. Watson & Co., Inc. (an insurance agency based in Wethersfield, Connecticut). These agencies, which were acquired for a combination of cash and stock, had combined annual revenues of approximately $18 million in 1999. The acquisitions resulted in the recording of goodwill of $22.7 million, which is being amortized over 20 years. These insurance agency acquisitions are an important part of our strategy to offer our customers a full range of financial services in all the markets we serve.

        On May 10, 2000, we completed the acquisition of Banknorth Group, Inc. ("former Banknorth"), which was effected by the merger of former Banknorth with and into Peoples Heritage Financial Group, Inc., which changed our name to "Banknorth Group, Inc." as a result of the merger. Approximately 42.9 million shares of our common stock were issued in connection with this transaction. As of December 31, 1999, former Banknorth had total assets of $4.6 billion and total shareholders' equity of $341 million. The acquisition was accounted for using the pooling-of-interests method and, accordingly, financial information for all periods presented prior to the date of acquisition has been restated to present the combined financial condition and results of operations as if the acquisition had been in effect for all such periods.

        On January 1, 1999, we completed the acquisition of SIS Bancorp, Inc. ("SIS"). Approximately 16.3 million shares of our common stock were issued in connection with this acquisition. SIS had total assets of $2.0 billion and shareholders' equity of $139 million at December 31, 1998. The acquisition of SIS was accounted for as a pooling-of-interests and, accordingly, financial information for all periods presented prior to the date of acquisition has been restated to present the combined financial condition and results of operations as if the acquisition had been in effect for all such periods.

        We incurred various merger-related and restructuring charges in connection with the foregoing acquisitions and in connection with acquisitions effected by Andover, former Banknorth and SIS prior to their acquisition by us (collectively, "special charges"). For additional information, see "Results of Operations—Special Charges" and Note 11 to the Consolidated Financial Statements.

Accounting Policies that Involve Estimates and Judgment

        When preparing financial statements we are required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Material estimates and assumptions that are particularly susceptible to change relate to the determination of the carrying values of the following:

        —allowance for loan and lease losses;

        —deferred tax assets and related valuation allowance;

        —capitalized costs of software developed for internal use;

        —mortgage servicing rights; and

        —long-lived assets, including goodwill and intangible assets.

        The estimates and assumptions used in each of these areas are reviewed quarterly for continuing applicability and revised based on current facts and circumstances. However, actual results (which are based on future events) could differ materially from these estimates and assumptions. Although each of the above areas involves the use of estimates and judgments, as of December 31, 2001 the allowance for loan and lease losses is the only area that would have a significant impact on financial condition or results of operations if actual results differed materially from the estimates and assumptions used.

RESULTS OF OPERATIONS

Comparison of 2001 and 2000

Overview

        We reported net income of $238.8 million or $1.68 per diluted share in 2001, compared to $191.7 million or $1.32 per diluted share in 2000. Excluding special items, we earned $247.9 million or $1.75 per diluted share in 2001 compared to $234.7 million or $1.62 per diluted share during 2000, an increase of 8%. The improved results were attributable to increased net interest income and noninterest income, which were partially offset by increased provisions for loan and lease losses. Cash return on average equity excluding special items was 21.73% in 2001 compared to 24.22% in 2000. The decline in the operating cash return on average equity was primarily due to improvement in the fair value of securities available for sale, which resulted in higher levels of equity. Cash return on average assets excluding special items was 1.45% in 2001 compared to 1.39% in 2000.

        Net interest income and noninterest income increased 13% and 14% during 2001, respectively. The increase in net interest income was attributable to an increase in the net interest margin due to decreased short-term interest rates resulting from the Federal Reserve Board rate cuts during the year. The increase in net interest margin reflected a decline in the average rates paid on interest-bearing liabilities and declines in the average balance of interest-bearing liabilities, offset by a decline in the yield on earning assets as well as a change in the mix of earning assets.

        The provision for loan and lease losses increased by $18.1 million in 2001 compared to 2000 due to increased charge-offs and higher levels of classified loans resulting from the slowing economy. The increase in noninterest income, excluding securities transactions, was 6% during 2001. This increase was primarily a result of increases in income from merchant and electronic banking and insurance brokerage commissions. Noninterest expenses, excluding special charges, increased 9% in 2001 due primarily to increases in salaries and benefits and occupancy expenses.

Net Interest Income

        Net interest income on a fully taxable-equivalent basis increased by $76.6 million, or 13%, during 2001 due primarily to an 87 basis point decrease in average rates paid on interest-bearing liabilities, which more than offset a 50 basis point decrease in the average yield earned on interest-earning assets. The net interest margin correspondingly increased to 3.99% in 2001 from 3.60% during 2000. Average loans and leases increased by $760.7 million, or 7%, in 2001 compared to 2000. The increase was primarily attributable to growth in commercial and consumer loans. Average securities decreased $481.4 million, or 8%, in 2001 due primarily to the runoff of mortgage-backed securities in conjunction with a balance sheet deleveraging program achieved through a reduction in borrowings. Average deposits increased $638.1 million, or 5% during 2001. Average borrowed funds decreased $698.0 million, or 14%, in 2001 compared to 2000, primarily as a result of a deleveraging program as well as prepayment of $174.6 million of advances from Federal Home Loan Banks. Information on average balances, yields and rates for the past three years can be found in Table 1. Table 2 shows the changes from 2000 to 2001 in tax equivalent net interest income by category due to changes in rate and volume. Information on interest rate sensitivity can be found in the Asset-Liability Management section below.

Provision and Allowance for Loan and Lease Losses

        We recorded a provision for loan and lease losses in 2001 of $41.9 million, as compared to a $23.8 million provision in 2000, which reflected an increase in classified loans. Net charge-offs to average loans outstanding was 0.33% in 2001, as compared to 0.24% in 2000. Net charge-offs were $36.9 million in 2001 compared to $25.3 million in 2000. This $11.6 million increase was primarily due to increased levels of gross charge-offs, including those related to a leasing portfolio acquired in the Andover acquisition in 2001 and shared national credits acquired in the acquisition of former Banknorth in 2000.

        The allowance for loan and lease losses amounted to $189.8 million at December 31, 2001, as compared to $153.6 million at December 31, 2000. The increase was due to acquisitions and the above-discussed provision. The allowance to total portfolio loans and leases at December 31, 2001 and 2000 was 1.49% and 1.42%, respectively. The ratio of the allowance for loan and lease losses to nonperforming loans was 252% at December 31, 2001 and 249% at December 31, 2000, reflecting improved coverage of nonperforming loans. Nonperforming assets were 0.39% of total assets at December 31, 2001 as compared to 0.37% at December 31, 2000. The $14.1 million increase in nonperforming assets from December 31, 2000 to $81.2 million was primarily attributable to nonaccruing commercial loans and leases acquired in acquisitions. Accruing loans 90 days or more past due were $6.2 million at December 31, 2001, up 4% from the prior year.

        The allowance for loan and leases losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on management's ongoing evaluation. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, current economic and market conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience, portfolio migration data and other asset quality factors. We evaluate specific loan status reports on certain commercial business and commercial real estate loans rated "substandard" or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for loan losses on the remaining commercial business and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each type of loan category, with consideration given to loan growth over the preceding twelve months. Although we use a rational approach and careful analysis in determining the provision for loan and lease losses, we must also make estimates and use assumptions that involve a good deal of judgement. For this reason and for the reasons discussed under "Asset Quality—Nonperforming Assets," there can be no assurance that we will not have to change the amount of our provision for loan and lease losses in future periods.

Noninterest Income

        Noninterest income was $240.5 million in 2001 compared to $211.2 million in 2000. Excluding securities transactions, noninterest income increased $12.5 million or 6% in 2001. This increase was primarily due to increases of $5.6 million in deposit services income and $13.6 million in insurance brokerage commissions, which more than offset a $10.8 million decrease in mortgage banking services income.

        Deposit services income of $72.6 million increased 8% from 2000 and was attributable to volume driven increases in checking account income, ATM fee income and overdraft fees.

        Mortgage banking services income of $11.1 million decreased $10.8 million or 49% during 2001. The decrease in 2001 was primarily due to servicing income which declined by $7.1 million as a result of the sale of virtually all mortgage servicing rights in the fourth quarter of 2000 and the first quarter of 2001. Results for 2000 also included a $2.9 million reduction in the impairment reserve for mortgage servicing rights. See the discussion below on capitalized mortgage servicing rights. The decrease was offset by a $6.3 million increase in residential mortgage sales income. Strong originations and refinancings in 2001, prompted by lower interest rates, led to profitable pricing, delivery and sale of conforming fixed rate loans. Our portfolio of residential mortgages serviced for investors was $964.0 million at December 31, 2001 compared to $1.6 billion and $4.5 billion at December 31, 2000 and 1999, respectively. Mortgage loans serviced for others decreased primarily as a result of the sale of mortgage servicing rights, as discussed below.

        Capitalized mortgage servicing rights decreased from $23.2 million at December 31, 2000 to $8.5 million at December 31, 2001. The decrease was due to the sale of mortgage servicing rights with a carrying value of $22.6 million in the first quarter of 2001. In the fourth quarter of 2000, after a comprehensive review of our mortgage banking operations, we decided to sell virtually all of our existing mortgage servicing rights and to sell mortgage servicing rights on new loan originations on a flow basis shortly after the loans are sold. We sold this asset after we determined that we could no longer meet our internal investment targets because of the relatively small size of our loans serviced for others portfolio and the volatility due to changes in interest rates inherent in the mortgage servicing rights asset. In the fourth quarter of 2000, we recorded a $5.2 million gain on sale of $1.8 billion of loans serviced for others, which was reduced by a $1.5 million loss on the sale of certain principal only securities and interest rate floor contracts which were used to hedge the prepayment risk related to the mortgage servicing rights asset. The remaining portfolio at December 31, 2001 resulted from the acquisitions of Andover and MetroWest and likely will be sold in 2002.

        Trust and investment management income of $34.1 million decreased 4% during 2001 primarily due to broad-based declines in the stock market, which adversely impacted fees which are dependent upon the market value of assets. Assets under management were $8.5 billion and $8.8 billion at December 31, 2001 and 2000, respectively, a decrease of 4%. This decrease was primarily due to adverse market conditions which resulted in declines in the valuation of assets under management.

        Investment planning services income of $8.3 million increased 18% during 2001 primarily due to strong sales of fixed annuities. Investment planning services income is primarily comprised of commissions earned from the sale of third party mutual funds, annuities, stocks and bonds.

        Insurance brokerage commissions income was $39.4 million and $25.7 million in 2001 and 2000, respectively, an increase of 53%. Our acquisitions of insurance agencies in Massachusetts and Connecticut at the end of the third quarter of 2000 contributed to this increase.

        Income from bank owned life insurance ("BOLI") was $18.4 million and $17.7 million in 2001 and 2000, respectively. BOLI represents life insurance on the lives of certain employees. There were two policy benefits recorded in 2001 for a total of $1.0 million, compared to a $1.2 million policy benefit recorded in 2000. The 4% increase in income reflects investment appreciation which resulted in higher cash surrender value. The cash surrender value of BOLI was $321.1 million at December 31, 2001 compared to $306.4 million at December 31, 2000. Most of our BOLI is invested in the "general account" of quality insurance companies. All such companies were rated AA- or better by Standard and Poors at December 31, 2001. BOLI represented 20.41% of capital and reserves at December 31, 2001.

        Merchant and electronic banking income of $32.4 million in 2001 increased 11% from 2000 due to increases in transaction volume. This income represents fees and interchange income generated by the use of debit cards issued by us and charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions.

        Loan fee income amounted to $14.5 million and $8.3 million during 2001 and 2000, respectively. Loan fee income includes prepayment fees, letter of credit fees, late charges and other loan related fees. The $6.2 million increase in fee income in 2001 was primarily due to increased loan activity and prepayment penalties resulting from declining interest rates.

        Net securities gains amounted to $1.3 million and $439 thousand during 2001 and 2000, respectively. The results in 2001 are net of a $2 million writedown reflecting an other than temporary decline in the value of a trust preferred security. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

        In 2000, we incurred a $15.9 million ($10.4 million after-tax) loss on restructuring parts of our securities portfolio by selling $104 million of securities available for sale coincident with the acquisition of former Banknorth. The securities, which had a weighted average yield of 5.73%, were primarily perpetual preferred stocks acquired in prior acquisitions, treasury bonds (with a remaining maturity greater than 10 years) and below investment grade debt securities. As a result of the restructuring, we no longer hold any of these types of securities.

        Other noninterest income amounted to $8.4 million and $14.1 million during 2001 and 2000, respectively, and consisted primarily of gains on sales of certain assets, premium income on covered call options and commissions on official checks. In 2001, other noninterest income included $3.3 million of premium income recognized on covered call options related to mortgage-backed securities and a $929 thousand gain on the sale of an equity interest in an ATM network. In 2000, other noninterest income included a $4.7 million gain on the sale of $29 million of credit card loans in the second quarter of 2000, a $1.2 million gain on sale of eight branches during the fourth quarter of 2000 and realized gains on limited partnership investments.

Noninterest Expense

        Noninterest expense was $509.4 million in 2001 compared to $502.5 million in 2000. Excluding special charges, noninterest expense in 2001 was $501.8 million compared to $459.5 million in 2000, an increase of $42.3 million or 9%. The increase in 2001 was primarily in salaries and benefits and occupancy expenses. The efficiency ratio, which excludes special items and securities transactions, improved to 54.59% during 2001 from 55.34% in 2000 primarily as a result of the efficiencies created by the assimilation of recent acquisitions, as well as operating improvements.

        Salaries and benefits expense of $261.3 million increased by $31.1 million or 14% during 2001. The increase was due to higher levels of incentive compensation and additional employees from two insurance agency purchase acquisitions late in the third quarter of 2000 and from two banking acquisitions on October 31, 2001.

        Data processing expense increased 3% to $38.7 million in 2001 from $37.6 million during 2000. The increase was primarily attributable to recent upgrades for information technology.

        Occupancy expense in 2001 increased 17% to $45.9 million in 2001. The $6.7 million increase was primarily due to the cost of new facilities and higher utility and snow removal expenses. Equipment expense increased $2.8 million or 9% in 2001 compared to 2000 due to increased depreciation on new equipment and software and expenses from the recent acquisitions.

        Amortization of goodwill and other intangible assets increased $1.1 million or 5% in 2001 compared to 2000. This increase resulted from the amortization of goodwill recorded on two insurance agencies acquired in the third quarter of 2000 and the amortization of core deposit intangibles recorded upon the acquisition of Andover and MetroWest in October 2001. Under recently announced accounting rules, goodwill recorded in connection with acquisitions completed after June 30, 2001 is not to be amortized, and effective January 1, 2002 all goodwill amortization is to be discontinued. Rather, goodwill will be subject to annual reviews for impairment. Accordingly, no amortization expense was recorded on the Andover and MetroWest goodwill recorded in October 2001. The approximate effect of not amortizing goodwill on the Andover and MetroWest acquisitions for the months of November and December 2001 was to reduce noninterest expense by $3.2 million, pre-tax. For additional information regarding the effects of recent accounting pronouncements on goodwill and the amortization of intangible assets, see "Impact of New Accounting Standards" below.

        Other noninterest expense, which is comprised primarily of general and administrative expenses, decreased $496 thousand in 2001.

Special Charges

        Special charges amounted to $7.6 million, $43.0 million and $28.0 million during 2001, 2000 and 1999, respectively. For additional information, including a tabular analysis of our special charges and for an analysis of the transaction activity in 2001 and 2000, see Note 11 to the Consolidated Financial Statements.

Taxes

        Our effective tax rate was 34% in 2001 and 2000.

Extraordinary Item

        During the fourth quarter of 2001, we prepaid $174.6 million of FHLB borrowings and incurred a prepayment penalty of $6.0 million ($3.9 million net of tax), which was recorded as an extraordinary item. The FHLB borrowings, which had relatively high rates, were prepaid to improve our interest rate position and net interest margin in future periods. These FHLB borrowings had a weighted average cost of 5.62% and a weighted average maturity of two years.

Cumulative Effect of Accounting Change

        In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which sets accounting and reporting standards for derivative instruments and hedging activities. The Statement, as amended by SFAS No. 138, required us to recognize all derivatives on the balance sheet at fair value. We adopted the Statement effective January 1, 2001 and recognized an after-tax loss from the cumulative effect of adoption of $290 thousand for previously unrealized losses on forward sale commitments at December 31, 2000 which hedged residential mortgage loans held for sale.

Comprehensive Income

        Our comprehensive income amounted to $313.9 million and $282.6 million during 2001 and 2000, respectively. Comprehensive income differed from our net income in 2001 because of a $74.8 million net unrealized gain on securities and a $274 thousand net hedging gain on cash flow hedges. Our comprehensive income differed from our net income in 2000 because of a $90.7 million net unrealized gain on securities and a $250 thousand adjustment to the minimum pension liability. For additional information, see the Consolidated Statements of Changes in Shareholders' Equity in the Consolidated Financial Statements.

        Our available for sale investment portfolio had unrealized gains (losses), net of applicable income tax effects, of $40.3 million, ($34.5) million and ($125.1) million at December 31, 2001, 2000 and 1999, respectively. The improvement related to lower prevailing interest rates. At December 31, 2001, the net unrealized gains of $62.0 million, before related tax effect, represented 1% of securities available for sale. We attempt to balance the interest rate risk of our assets with our liabilities (see "Interest Rate Risk and Asset Liability Management"). However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in "other comprehensive income."

Segment Reporting

        Our primary business segments (not as defined under SFAS No. 133) are Community Banking, Insurance Brokerage, Investment Planning and Trust and Investment Management. The Community Banking segment represents over 90% of the combined revenues and income of the consolidated group. Insurance Brokerage primarily reflects commissions on insurance brokerage activities, Investment Planning primarily reflects commissions from the sale of third party mutual funds, annuities, stocks and bonds, and Trust and Investment Management reflects fees from trust and investment management operations. Selected operating data for these segments is provided in Table 14.

COMPARISON OF 2000 AND 1999

        We reported net income of $191.7 million for 2000, or $1.32 per diluted share, compared with net income of $197.0 million, or $1.34 per diluted share, reported for 1999. Excluding the impact of special items, net income and diluted earnings per share were $234.7 million and $1.62, respectively, for 2000 and $217.8 million and $1.48, respectively, for 1999 (a per share increase of 9%). Excluding special items, return on average assets and return on average equity were 1.28% and 19.20%, respectively, for 2000 and 1.24% and 18.16%, respectively, for 1999.

        Net interest income on a fully taxable-equivalent basis totaled $609.7 million during 2000, as compared with $619.5 million in 1999. The $9.8 million, or 2%, decrease in 2000 was primarily attributable to increases in the rate and, to a lesser extent, the volume of interest-bearing liabilities, which more than offset increases in the rate and volume of interest-earning assets.

        The provision for loan and lease losses was $23.8 million in 2000 compared to a $23.6 million provision in 1999. The ratio of the allowance to nonperforming loans at December 31, 2000 was 249% compared to 267% at December 31, 1999. The allowance for loan and lease losses represented 1.42% of total loans at December 31, 2000 compared to 1.57% at December 31, 1999. Nonperforming assets were down $2 million from December 31, 1999 to $67.1 million, or 0.37% of total assets. Classified assets also declined during the year. Accruing loans 90 days past due were $6.0 million at December 31, 2000, down 51% from the prior year.

        Noninterest income was $211.2 million and $191.8 million for the years ended December 31, 2000 and 1999, respectively. Increases of $10.9 million in deposit services income, $7.9 million in other noninterest income, $3.1 million in aggregate trust and investment management and investment planning services income and $5.5 million in insurance brokerage commissions contributed to the $35.3 million, or 18%, increase excluding losses on securities restructuring in 2000. Deposit services income of $67.1 million reflected 19% growth from 1999. The 8% increase in aggregate trust and investment management and investment planning services income was primarily due to sales of investment products. The $7.9 million increase in other noninterest income in 2000 consisted primarily of a $4.7 million gain on the sale of $29 million of credit card loans, a $1.2 million gain on sale of eight branches and realized gains on limited partnership investments. The 27% increase in insurance brokerage commissions reflected our acquisitions of insurance agencies in Massachusetts and Connecticut late in the third quarter of 2000, which were accounted for as purchases.

        Noninterest expense was $502.5 million for 2000 compared with $488.3 million for 1999, a 3% increase. The 2000 increase was primarily attributable to an increase in special charges of $15.0 million. Excluding special charges noninterest expenses in 2000 were essentially unchanged from 1999. The efficiency ratio, which excludes special items and securities transactions, improved from 57.14% in 1999 to 55.34% in 2000.

        Average earning assets increased $639.4 million, or 4%, in 2000 primarily due to growth in loans, particularly commercial and consumer loans. Average interest-bearing liabilities increased $564.9 million, or 4%, in 2000 primarily due to increased borrowings in order to fund the growth in assets.

        Our comprehensive income amounted to $282.6 million and $69.7 million during 2000 and 1999, respectively. Comprehensive income differed from our net income in 2000 because of a $90.7 million net unrealized gain on securities and a $250 thousand adjustment to the minimum pension liability. Comprehensive income differed from our net income in 1999 because of a $127.3 million net unrealized loss on securities. For additional information, see the Consolidated Statements of Shareholders' Equity in the Consolidated Financial Statements.

FINANCIAL CONDITION

        Our consolidated total assets increased by $2.8 billion, or 16%, from $18.2 billion at December 31, 2000 to $21.1 billion at December 31, 2001. This increase was primarily attributable to the purchase of Andover and MetroWest in the fourth quarter of 2001. Shareholders' equity totaled $1.8 billion and $1.3 billion at December 31, 2001 and 2000, respectively. The increase of $458.3 million in shareholders' equity was attributable to earnings for 2001 of $238.8 million, the issuance of $340 million of our common stock in connection with the acquisition of Andover and an increase in the net unrealized gains on available for sale securities of $74.8 million. These increases were partially offset by the effects of cash dividends of $72.3 million and share repurchases of $151.5 million.

Investment Securities and Other Earning Assets

        The average balance of the securities portfolio, which consists of securities available for sale and securities held to maturity, was $5.9 billion in 2001 and $6.4 billion in 2000, a decrease of $481 million. The portfolio is comprised primarily of U.S. Government and agency securities and mortgage-backed securities, most of which are seasoned 15-year federal agency securities. Other bonds and notes consist of asset-backed securities, corporate bonds and trust preferred securities. Other equity securities in 1999 consisted primarily of preferred securities which were sold in 2000 as part of the securities restructuring. See Table 4 for a detail of securities available for sale and held to maturity.

        Securities available for sale are carried at fair value and had a net unrealized gain of $62.0 million and a net unrealized loss of $53.1 million at December 31, 2001 and 2000, respectively. See Note 4 to the Consolidated Financial Statements. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders' equity, net of related deferred income taxes. Unrealized gains and losses, net of related deferred income taxes, are a component of our "Comprehensive Income" contained in the Consolidated Statement of Changes in Shareholders' Equity.

Loans

        Residential real estate loans (including loans held for sale) averaged $2.3 billion in 2001 and 2000. Excluding the Andover and MetroWest acquisitions, average residential loans decreased by $177 million. Residential loans were impacted by increased refinancing activity and prepayments in a lower interest rate environment as well as our policy to sell most of the residential real estate loans we originate into the secondary market. Mortgage loans held for sale amounted to $117.7 million and $51.1 million at December 31, 2001 and 2000, respectively. The increase in loans held for sale compared to last year was due primarily to higher origination volumes resulting from declining interest rates.

        Commercial real estate loans averaged $3.2 billion in 2001 and $2.9 billion in 2000, a 12% increase, including the effects of the acquisitions in the fourth quarter of 2001. We continue to focus primarily on lending to small and medium size businesses within our market areas. These loans consist of loans secured primarily by income-producing commercial real estate, service industry real estate, multi-family residential real estate and retail trade real estate, as well as loans for the acquisition, development and construction of such commercial real estate.

        Commercial loans and leases averaged $2.3 billion in 2001 and $2.1 billion in 2000, an increase of 10% including the effects of the acquisitions in the fourth quarter of 2001. The increase in 2001 was largely attributable to additional opportunities in certain market areas due to broadening our franchise. Included in these amounts are commercial business leases originated through an indirect subsidiary. These leases are direct equipment leases, primarily office equipment, and amounted to $108.5 million at December 31, 2001.

        Consumer loans and leases averaged $3.4 billion in 2001 and $3.2 billion in 2000, an increase of 7%, including the effects of the acquisitions in the fourth quarter of 2001. The growth in consumer loans was primarily in indirect automobile loans and home equity loans. Mobile home loans, which amounted to $161.5 million at December 31, 2001, continue to decline, reflecting our strategy to emphasize other types of consumer loans. Automobile lease receivables totaled $36.5 million at December 31, 2001 compared to $81.6 million at December 31, 2000. All of our auto leases were obtained as a result of acquiring other banks and will continue to run-off. See Tables 6 and 7 for additional information on the composition of the loan portfolio.

Deposits

        Average demand deposit accounts increased 12% in 2001 to $2.2 billion from $1.9 billion in 2000. Excluding the fourth quarter acquisitions of Andover and MetroWest, average demand deposits increased $177 million, which is consistent with our marketing focus on these accounts.

        Average interest-bearing deposits increased by $411.9 million during 2001 to $10.4 billion, including $284.1 million from Andover and MetroWest. Average retail certificates of deposit decreased $8.9 million during 2001 to $4.5 billion. The average rate paid on certificates of deposit decreased from 5.42% in 2000 to 5.02% in 2001. See Table 13 for the scheduled maturities of certificates of deposits of $100,000 or more. As part of our overall funding strategy, we may use deposits obtained through investment banking firms which obtain funds from their customers for deposit with us ("brokered deposits"). These brokered deposits (which include short-term certificates of deposit and money market accounts) averaged $152.0 million and $119.0 million in 2001 and 2000, respectively. The average rate paid on brokered deposits was 5.67% in 2001 compared to 6.40% in 2000.

        Other interest-bearing deposits (savings, NOW and money market accounts) increased 7% in 2001 to $5.7 billion from $5.3 billion in 2000, including deposits of $152.5 million from Andover and MetroWest. The average rate paid on these deposits decreased from 2.99% in 2000 to 2.26% in 2001.

        Included within the deposit categories above are government banking deposits which averaged $1.2 billion in 2001 and $934 million in 2000. Government banking deposits includes deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

        Our primary sources of funding, other than deposits, are FHLB advances and securities sold under repurchase agreements. From time to time we also borrow funds under the U.S. Treasury's Note Option Treasury, Tax and Loan program and by overnight borrowing from other banks as needed. Average borrowed funds for 2001 were $4.4 billion, compared with $5.1 billion in 2000. The decrease in borrowed funds was a result of the early extinguishment of $174.6 million of FHLB borrowings in addition to increased average deposit levels and a reduction in the securities portfolio. We prepaid selected FHLB borrowings which had relatively high rates in order to improve our interest rate position and net interest margin in future periods.

        Average FHLB borrowings were $2.7 billion in 2001 compared to $3.9 billion in 2000, a decrease of $1.2 billion. Collateral for FHLB borrowings consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 5.30% during 2001 as compared to 6.36% during 2000. The 106 basis point decrease was due to the Federal Reserve Board rate cuts during 2001. At December 31, 2001 and 2000, FHLB borrowings amounted to $2.6 billion and $3.3 billion, respectively. Our additional borrowing capacity with the FHLB at December 31, 2001 was approximately $1.6 billion. See Note 13 to the Consolidated Financial Statements.

        At December 31, 2001 and 2000, securities sold under repurchase agreements amounted to $1.6 billion and $986.6 million, respectively, and were collaterallized by mortgage-backed securities and U.S. Government obligations. See Note 12 to the Consolidated Financial Statements.

        On June 22, 2001, one of our banking subsidiaries, First Massachusetts Bank, NA, issued $200 million of 7.625% subordinated notes due 2011. The proceeds were used to reduce other short-term indebtedness. The notes qualify as Tier 2 capital.

        During 2001, we also had a $40 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.75%. The average balance outstanding under this line of credit during 2001 was $3.1 million. In January 2002, we renewed the line of credit and increased the amount covered thereby to $80 million at the rate of LIBOR plus 0.625%.

ASSET QUALITY

General

        We monitor our asset quality with lending and credit policies which require the regular review of our loan portfolio. We maintain an internal rating system which provides a mechanism to regularly monitor the credit quality of our loan portfolio.

        Our total loan portfolio increased in 2001 due primarily to the acquisitions of Andover and MetroWest in the fourth quarter of 2001.

        Our residential loan portfolio accounted for 21% of the total loan portfolio at December 31, 2001 and 2000. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80% at origination, unless they are protected by mortgage insurance. At December 31, 2001, 0.32% of our residential loans were nonperforming, as compared to 0.44% at December 31, 2000, as nonperforming residential real estate loans decreased by $1.6 million while the total residential loan portfolio increased by $378.4 million, mostly due to the acquisitions of Andover and MetroWest.

        Our commercial real estate loan portfolio accounted for 32% of the total loan portfolio at December 31, 2001 and 27% at December 31, 2000. The portfolio increased $1.1 billion in 2001 compared to 2000. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (food stores). These loans generally are secured by properties located in the New England states and New York, particularly Maine, Massachusetts, New Hampshire and Vermont. At December 31, 2001, 0.42% of our commercial real estate loans were nonperforming, as compared to 0.43% at December 31, 2000.

        Our commercial business loan and lease portfolio accounted for 19% of the total loan portfolio at December 31, 2001 compared to 21% at December 31, 2000. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. We do not emphasize the purchase of participations in syndicated commercial loans. At December 31, 2001, we had $180 million of participations in syndicated commercial loans and commitments to purchase an additional $172 million of such participations. At December 31, 2001, 1.64% of our commercial business loans were nonperforming, as compared to 1.41% at December 31, 2000.

        Consumer loans and leases accounted for 28% of our total loan portfolio at December 31, 2001 compared to 31% at December 31, 2000. At December 31, 2001, our diversified consumer loan portfolio included $1.3 billion of automobile and other vehicle loans and leases, $1.3 billion of home equity loans, $162 million of mobile home loans, $149 million of education loans and $153 million of loans to finance certain medical/dental procedures (vision, dental and orthodontia fee plan loans). The increase in consumer loans over the prior year was due primarily to growth in fee plan and home equity loans. At December 31, 2001, 0.27% of our consumer loans were nonperforming, as compared to 0.19% at December 31, 2000.

Nonperforming Assets

        Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets were 0.39% at December 31, 2001 and 0.37% at December 31, 2000. Total nonperforming assets as a percentage of total loans and other nonperforming assets was 0.64% and 0.62% at December 31, 2001 and 2000, respectively. See Table 11 for a summary of nonperforming assets for the last five years.

        We continue to focus on asset quality issues and to allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. The collection, workout and asset management functions focus on the reduction of nonperforming assets. Despite the ongoing focus on asset quality and reductions of nonperforming asset levels, there can be no assurance that adverse changes in the real estate markets and economic conditions in our primary market areas will not result in higher nonperforming asset levels in the future and negatively impact our operations through higher provisions for loan losses, net loan charge-offs, decreased accrual of interest income and increased noninterest expenses as a result of the allocation of resources to the collection and workout of nonperforming assets.

        Residential real estate loans are generally placed on nonaccrual when reaching 120 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. At December 31, 2001, we had $6.2 million of accruing loans which were 90 days or more delinquent, as compared to $6.0 million and $12.1 million of such loans at December 31, 2000 and 1999, respectively.

        We also may place on nonaccrual and therefore nonperforming status loans currently less than 90 days past due or performing in accordance with their terms but which in our judgment are likely to present future principal and/or interest repayment problems and which thus ultimately would be classified as nonperforming.

Net Charge-offs

        Net charge-offs were $36.9 million during 2001, as compared to $25.3 million in 2000. Net charge-offs represented 0.33% and 0.24% of average loans and leases outstanding in 2001 and 2000, respectively. Net charge-offs in 2001 increased over 2000 primarily due to higher gross charge-offs on commercial business loans and leases primarily resulting from the impact of a slowing economy on the shared national credits portfolio and the Andover lease portfolio. See Table 8 for more information concerning charge-offs and recoveries during each of the past five years.

Potential Problem Loans

        Commercial real estate mortgages and commercial business loans and leases are evaluated by us under a ten point risk rating system. The loan ratings are meant to serve as guidelines in assessing the risk level of a particular loan. At December 31, 2001, we had classified a total of $216.9 million of commercial real estate mortgages and commercial business loans and leases as substandard or lower on our risk-rating system. Included in this amount at December 31, 2001 are $57.5 million of nonperforming commercial business and commercial real estate loans. In our opinion, the remaining $159.4 million of commercial real estate mortgages and commercial business loans and leases classified as substandard at December 31, 2001 evidence one or more weaknesses or potential weakness and, depending on the regional economy and other factors, may become nonperforming assets in future periods. These loans are net of previously established specific reserves which have resulted in charge-offs, but not general reserves which have been established based on our internal rating of such loans and evaluation of the adequacy of our allowance for loan and lease losses.

RISK MANAGEMENT

        The primary goal of our risk management program is to determine how certain existing or emerging issues facing us or the financial services industry affect the nature and extent of the risks faced by us. Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk. Our Board of Directors (the "Board") and management believe that there are seven applicable "risk categories," consisting of credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective. In addition, an aggregate level of risk is assigned as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the Board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, measurement, control and monitoring.

        The Board has established the overall strategic direction. It approves our overall risk policies and oversees our overall risk management process. The Board has delegated authority to two Board Committees, consisting of Audit and Board Risk Management, and has charged each Committee with overseeing key risks. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines, which identifies and monitors key operational risks. The Operational Risk Committee reports to the Board Risk Committee on a regular basis.

ASSET-LIABILITY MANAGEMENT

        The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by the Board and monitored periodically by a committee of the Board. The Board delegates responsibility for asset-liability management to the Asset Liability Management Committee ("ALCO"), which is comprised of members of senior management who set strategic directives that guide the day-to-day asset-liability management of our activities. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members.

Market Risk

        Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. We have no trading operations and thus are only exposed to non-trading market risk.

        Interest-rate risk, including mortgage prepayment risk, is the most significant non-credit risk to which we are exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue. This risk arises directly from our core banking activities—lending, deposit gathering and loan servicing. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of capitalized mortgage servicing rights and premiums paid on securities, (v) the amount of unrealized gains and losses on securities available for sale and (vi) the fair value of our saleable assets and derivatives and the resultant ability to realize gains.

        The primary objective of interest-rate risk management is to control our exposure to interest-rate risk both within limits approved by the Board and guidelines established by the ALCO. These limits and guidelines reflect our tolerance for interest-rate risk over both short-term and long-term horizons. We attempt to control interest-rate risk by identifying, quantifying and, where appropriate, hedging its exposure.

        We quantify and measure interest-rate exposure using a model to dynamically simulate net interest income under various interest rate scenarios over a 12-month period. Simulated scenarios include deliberately extreme interest rate "shocks" and more gradual interest rate "ramps." Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers. The most material assumption relates to the prepayment of mortgage assets (including mortgage loans, mortgage-backed securities and mortgage servicing rights). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

        To mitigate these uncertainties, we give careful attention to our assumptions. For example, many of our interest-bearing deposit products (e.g. interest checking, savings and money market deposits) have no contractual maturity and based on historical experience have only a limited sensitivity to movements in market rates. Because we believe we have some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions regarding rate changes are built into the model. In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans or from a vendor supported loan prepayment model that is periodically tested using observed loan prepayment behavior.

        We manage the interest-rate risk inherent in our core banking operations primarily using on-balance sheet instruments, which sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed funds. When appropriate, we will utilize interest rate instruments such as interest-rate swaps, interest rate floors and interest rate corridor agreements, among other instruments. As of December 31, 2001, there were no such agreements in effect.

        We manage the interest-rate risk inherent in our mortgage banking operations by entering into forward sales contracts and, to a lesser extent, by using purchased mortgage-backed security options. An increase in market interest rates between the time we commit to terms on a loan and the time we ultimately sell the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) we record on the sale. We attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover all closed loans and a certain percentage of loan commitments on rate-locked loans. Purchased mortgage-backed security options are used to hedge a percentage of rate-locked loans.

        The average balances during 2001 of residential mortgage loans held for sale and related average hedge positions are summarized below (in millions):

Average Balance 2001
Residential mortgage loans held for sale	$110.2
Rate-locked loan commitments	88.2
Forward sales contracts	143.6
Purchased mortgage-backed security/treasury options	24.2

        Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. Our gradual 2% rising rate scenario was within compliance guidelines at December 31, 2001. However, the gradual 2% falling rate scenario was slightly outside guidelines. Given the slight exception to the guidelines, historically low rates and the steep yield curve, which is thought to imply that further significant rate reductions are unlikely, we have not taken immediate corrective action to bring the falling rate exposure within guidelines. Rather, we continue to focus on strategies that prove beneficial to income should rates rise or the yield curve flatten without worsening exposure to falling rates.

        The following table sets forth the estimated effects on our net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

	200 Basis Point Rate Increase		100 Basis Point Rate Increase		100 Basis Point Rate Decrease		200 Basis Point Rate Decrease
December 31, 2001	2.73%		1.71%		(2.45%	)	(5.37%	)
December 31, 2000	(3.18%	)	(1.46%	)	0.51%		0.70%

        The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. Assuming a downward shift in rates, savings, money market and NOW accounts have implied interest rate floors and it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the simulated increase in interest income would be more than the simulated increase in interest expense because our fixed-cost liabilities exceed our fixed-rate earning assets. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results.

        In connection with the Andover and MetroWest acquisitions, we recorded $8.8 million of mortgage servicing rights at market value at the date of acquisition. These mortgage servicing rights are expected to be sold in 2002. New mortgage servicing rights from originations are sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to changes in the value of mortgage servicing rights is not expected to be material.

        The most significant factors affecting market risk exposure of our net interest income during 2001 were (i) the change in levels of rates resulting from eleven rate cuts by the Federal Reserve Board, (ii) the shape of the U.S. Government securities and interest rate swap yield curve, (iii) changes in the composition and prepayment speeds of mortgage assets, (iv) changes in the wholesale borrowings portfolio structure, (v) reduction of deposit interest expense and (vi) extension of the assumed lives of core non-maturity deposits.

        Our earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

        On a parent-only basis, our commitments and debt service requirements at December 31, 2001 consisted primarily of junior subordinated debentures (including accrued interest) issued to two subsidiaries, $103 million to Peoples Heritage Capital Trust I and $31 million to Banknorth Capital Trust I, in connection with the issuance of 9.06% Capital Securities due 2027 and 10.52% Capital Securities due 2027, respectively. See Notes 15 and 21 to the Consolidated Financial Statements. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, and borrowings from public and private sources. See "Financial Condition—Other Funding Sources" above. For information on restrictions on the payment of dividends by our banking subsidiary, see Note 16 to the Consolidated Financial Statements.

Banking Subsidiaries

        For banking subsidiaries, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commercial commitments. See "Contractual Obligations and Commitments" below. Liquidity risk is the danger that a bank cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

        In addition to traditional retail deposits, Banknorth, NA has various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits.

        We continually monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of fed funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

        As of December 31, 2001, our banking subsidiaries (which were consolidated into one entity subsequent to year-end) had in the aggregate $2.7 billion of "immediately accessible liquidity," defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represented 19% of deposits, as compared to a policy minimum of 10% of deposits.

        Also as of December 31, 2001, our banking subsidiaries had in the aggregate "potentially volatile funds" of $1.5 billion. These are funds that might flow out of the banks over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

        As of December 31, 2001, the ratio of "immediately accessible liquidity" to "potentially volatile funds" was 178%, compared to a policy minimum of 100%.

        In addition to the liquidity sources discussed above, we believe that our residential and consumer loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales or securitizations. We believe we also have significant untapped access to the national brokered deposit market. These sources are contemplated as secondary liquidity in our contingent funding plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. For additional information regarding off-balance sheet risks and commitments, see Note 17 to the Consolidated Financial Statements.

        On February 11, 2002, we filed a shelf registration statement with the SEC which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows subsidiary trusts to sell capital securities.

        On February 22, 2002, our subsidiary, Banknorth Capital Trust II, issued $200 million of 8% trust preferred securities ("Securities") to the public under the shelf registration. The proceeds from the offering will be used for general corporate purposes, including working capital, capital expenditures, investments in or advances to subisidiaries, repayment of maturing obligations, replacement of outstanding indebtedness and repurchase of outstanding stock. The Securities will pay interest quarterly, are mandatorily redeemable on April 1, 2032 and may be redeemed by the Trust at par any time on or after April 1, 2007.

CAPITAL

        At December 31, 2001 and 2000, our shareholders' equity totaled $1.8 billion and $1.3 billion, respectively, or 8.49% and 7.30% of total assets, respectively. In addition, through subsidiary trusts, we had outstanding at such dates $93.8 million and $98.8 million of capital securities which mature in 2027 and qualify as Tier 1 Capital and are included in total liabilities on the balance sheet. See Note 15 to the Consolidated Financial Statements. The changes in shareholders' equity included net income for the year ended December 31, 2001 of $238.8 million and a $74.8 million net unrealized gain on securities available for sale, which were partially offset by $151.5 million of stock repurchases (7,335,800 shares) and $72.3 million in dividends to shareholders. In addition, we issued shares of our common stock (and options thereon) with a market value of $340 million to acquire Andover in the fourth quarter of 2001.

        On January 23, 2001, our board of directors authorized the repurchase of up to 8 million shares, or approximately 6%, of our issued and outstanding common stock. In October 2001, our board of directors approved an increase in the share repurchase program of 5 million shares, bringing the total repurchase program to 13 million shares. A total of 5.7 million shares remained under this authorization at December 31, 2001. In February 2002, our board of directors increased this amount by authorizing the repurchase of another 8 million shares.

        Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios. Our Tier 1 Capital, as defined by the Federal Reserve Board, was $1.4 billion or 7.14% of average assets at December 31, 2001, compared to $1.3 billion or 7.02% of average assets at December 31, 2000. We also are required to maintain capital ratios based on the level of our assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 16 to the Consolidated Financial Statements.

        Banking subsidiaries also are subject to federal regulatory capital requirements. At December 31, 2001, each of our depository institution subsidiaries was deemed to be "well capitalized" under OCC regulations and all of our banking subsidiaries were in compliance with applicable regulatory capital requirements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        We have entered into numerous contractual obligations and commitments. The following tables summarize our contractual cash obligations and other commitments at December 31, 2001.

Contractual Cash Obligations		Payments Due—By Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
(Dollars in thousands)
Long-term debt	$2,940,120	$879,502	$1,121,665	$552,203	$386,750
Operating lease obligations	133,004	18,310	29,855	22,977	61,862
Other long-term obligations	580,970	186,835	243,145	100,990	50,000

Total contractual cash obligations	$3,654,094	$1,084,647	$1,394,665	$676,170	$498,612

Other Commitments		Amount of Commitment Expiration—Per Period
	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
(Dollars in thousands)
Lines of credit	$3,058,570	$476,226	$160,544	$74,820	$2,346,980
Standby letter of credit	215,192	113,156	48,210	41,574	12,252
Other commitments	1,179,288	784,513	186,643	57,142	150,990
Forward commitments to sell loans	172,504	172,504	—	—	—

Total commitments	$4,625,554	$1,546,399	$395,397	$173,536	$2,510,222

        We also have entered into a commitment to occupy 140,000 square feet of office space in the Portland, Maine area. We expect to occupy this space in the first quarter of 2003 when the building is completed and retrofitted. The lease has a fifteen-year term and the base rent is $2.1 million per year.

IMPACT OF NEW ACCOUNTING STANDARDS

        In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 provides additional implementation guidance and supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." It is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002 with no material impact on our financial condition or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. We expect that the provisions of SFAS No. 143 will not have a material impact on our financial condition or results of operations.

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

        We adopted SFAS No. 141 as of July 1, 2001. Also as of July 1, 2001, we adopted the required transition provisions of SFAS No. 142 related to amortization of goodwill and other acquired intangible assets for which the acquisition date was after June 30, 2001. The remaining provisions of SFAS No. 142 were adopted on January 1, 2002. Accordingly, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 were not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until December 31, 2001. We have not completed our calculations under the impairment testing provisions of SFAS 142; however, based on evaluation results to date, impairment losses, if any, are not expected to be material.

        The approximate effect of not amortizing goodwill recorded in connection with the Andover and MetroWest acquisitions for the months of November and December 2001 was to reduce noninterest expense by $3.2 million, pre-tax. The estimated amortization expense for goodwill and intangible assets for 2002 is expected to decline to $13.6 million from $22.1 million in 2001 as a direct result of discontinuing all goodwill amortization, subject to the results of the required testing for goodwill impairment. The FASB has also agreed to reconsider the amortization provisions of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which specifies that unidentified intangibles from acquisitions in which the fair value of the liabilities assumed exceeds the fair value of the tangible and intangible assets acquired are to be amortized over a period not to exceed the remaining life of the long term interest-bearing assets acquired or in the absence of significant assets, the estimated life of the existing customer deposit base acquired. This unidentified intangible asset is often referred to as "SFAS 72 Goodwill". As of December 31, 2001, we had $34.7 million of "SFAS 72 Goodwill" remaining with scheduled amortization of $7.0 million in 2002, $3.2 million in 2003 and approximately $2.5 million annually from 2004 through 2013. For additional information, see Note 8 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

        Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of federal securities laws. See "Forward Looking Statements" at the beginning of this report.

Financial Tables

Table 1—Three-Year Average Balance Sheets

        The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the table and the following discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Information is based on average daily balances during the indicated periods.

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
Loans and leases(1)	$11,246,007	$896,127	7.97%	$10,485,289	$898,447	8.57%	$9,908,177	$829,883	8.38%
Investment securities	5,924,001	372,788	6.29%	6,405,415	434,225	6.78%	6,259,436	395,616	6.32%
Federal funds sold and other short-term investments	34,620	1,168	3.37%	63,901	3,677	5.75%	147,620	7,154	4.85%

Total earning assets	17,204,628	1,270,083	7.38%	16,954,605	1,336,349	7.88%	16,315,233	1,232,653	7.56%

Noninterest earning assets	1,341,081			1,388,621			1,292,111

Total assets	$18,545,709			$18,343,226			$17,607,344

Interest-bearing deposits:
Certificates of deposit	$4,512,284	226,437	5.02%	$4,521,217	244,985	5.42%	$4,617,521	231,755	5.02%
Brokered deposits	151,980	8,618	5.67%	118,791	7,604	6.40%	179,760	9,653	5.37%
Other interest-bearing deposits	5,696,979	128,919	2.26%	5,309,325	158,661	2.99%	5,179,164	132,118	2.55%

Total interest-bearing deposits	10,361,243	363,974	3.51%	9,949,333	411,250	4.13%	9,976,445	373,526	3.74%
Borrowed funds	4,406,017	219,851	4.99%	5,104,043	315,413	6.18%	4,512,022	239,598	5.31%

Total interest-bearing liabilities	14,767,260	583,825	3.96%	15,053,376	726,663	4.83%	14,488,467	613,124	4.23%

Non-interest bearing deposits	2,168,387			1,942,148			1,807,658
Other liabilities	160,709			125,324			111,723
Shareholders' equity	1,449,353			1,222,378			1,199,496

Total liabilities and shareholders' equity	$18,545,709			$18,343,226			$17,607,344

Net earning assets	$2,437,368			$1,901,229			$1,826,766

Net interest income (fully-taxable equivalent)		686,258			609,686			619,529
Less: fully-taxable equivalent adjustments		(6,294)			(6,062)			(5,134)

Net interest income		$679,964			$603,624			$614,395

Net interest rate spread (fully-taxable equivalent)			3.42%			3.05%			3.33%
Net interest margin (fully-taxable equivalent)			3.99%			3.60%			3.80%

(1)
Loans and leases include portfolio loans and leases, loans held for sale and nonperforming loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

Table 2—Changes in Net Interest Income

        The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in rate/volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2001 vs 2000 Increase (Decrease) Due to				Year Ended December 31, 2000 vs 1999 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total	Rate	Volume	Rate/ Volume	Total
(In thousands)
Interest-earning assets:
Loans and leases(1)	$(62,912)	$65,194	$(4,602)	$(2,320)	$18,826	$48,362	$1,376	$68,564
Investment securities	(31,387)	(32,640)	2,590	(61,437)	28,793	9,226	590	38,609
Federal funds sold and other short-term investments	(1,521)	(1,684)	696	(2,509)	1,329	(4,060)	(746)	(3,477)

Total earning assets	(95,820)	30,870	(1,316)	(66,266)	48,948	53,528	1,220	103,696

Interest-bearing liabilities:
Deposits:
Certificates of deposit	(18,085)	(484)	21	(18,548)	18,470	(4,834)	(406)	13,230
Brokered deposits	(867)	2,124	(243)	1,014	1,852	(3,274)	(627)	(2,049)
Other interest-bearing deposits	(38,758)	11,591	(2,575)	(29,742)	22,788	3,319	436	26,543

Total interest-bearing deposits	(57,710)	13,231	(2,797)	(47,276)	43,110	(4,789)	(597)	37,724
Borrowed funds	(60,738)	(43,138)	8,314	(95,562)	39,255	31,436	5,124	75,815

Total interest-bearing liabilities	(118,448)	(29,907)	5,517	(142,838)	82,365	26,647	4,527	113,539

Net interest income (fully taxable equivalent)	$22,628	$60,777	$(6,833)	$76,572	$(33,417)	$26,881	$(3,307)	$(9,843)

(1)
Loans and leases include portfolio loans and leases, loans held for sale and nonperforming loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

Table 3—Mortgage Banking Services Income

        The following table sets forth certain information relating to our mortgage banking activities at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2001	2000	1999
(In thousands)
Residential mortgages serviced for investors	$964,027	$1,618,610	$4,540,948

Residential mortgage sales income	$9,122	$2,811	$8,617
Residential mortgage servicing income, net	1,364	8,414	8,322
Change in impairment reserve for mortgage servicing rights	—	2,895	4,800
Valuation adjustment—interest rate floor	(62)	(197)	(3,950)
Gain on sale of mortgage servicing rights	706	8,040	2,634

Mortgage banking services income	$11,130	$21,963	$20,423

Table 4—Securities Available for Sale and Held to Maturity

        The following table sets forth our investment securities at the dates indicated.

	December 31,
	2001	2000	1999
(Dollars in thousands)
Securities available for sale:
U.S. Government and federal agencies	$531,256	$544,392	$709,497
Tax-exempt bonds and notes	112,845	83,133	56,903
Other bonds and notes	560,090	426,199	455,435
Mortgage-backed securities	3,577,405	3,591,923	4,264,364
Collateralized mortgage obligations	681,366	575,091	723,290

Total debt securities	5,462,962	5,220,738	6,209,489

Federal Home Loan Bank stock	264,943	242,632	261,391
Federal Reserve Bank stock	23,159	13,312	5,062
Other equity securities	4,183	1,488	33,360

Total equity securities	292,285	257,432	299,813

Net unrealized gain (loss)	61,991	(53,059)	(193,271)

Fair value of securities available for sale	$5,817,238	$5,425,111	$6,316,031

Securities held to maturity:
U.S. Government and federal agencies	$—	$—	$2,797
Tax-exempt bonds and notes	—	—	7,753
Other bonds and notes	—	—	1,480
Mortgage-backed securities	—	—	3,789
Collateralized mortgage obligations	339,623	455,547	541,332

Amortized cost of securities held to maturity	$339,623	$455,547	$557,151

Fair value of securities held to maturity	$340,737	$457,110	$535,605

Excess of fair value over recorded value	$1,114	$1,563	($21,546)

Fair value as a % of amortized cost	100.3%	100.3%	96.1%

Table 5—Maturities of Securities

        The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of our debt securities at December 31, 2001.

	Amortized Cost Maturing in
	Less Than 1 Year		1 to 5 Years		More than 5 to 10 Years		More than 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)
Available for Sale:
U.S. Government and federal agencies	$47,040	2.83%	$332,616	4.80%	$151,600	6.16%	$—	—	$531,256	5.02%
Tax-exempt bonds and notes	84,877	4.70%	10,503	4.53%	7,486	4.52%	9,979	5.52%	112,845	4.74%
Other bonds and notes	30,036	3.79%	202,293	6.18%	77,719	6.91%	250,042	6.96%	560,090	6.50%
Mortgage-backed securities	1,549	3.56%	29,181	5.75%	408,230	6.00%	3,138,445	6.07%	3,577,405	6.06%
Collateralized mortgage obligations	107	6.37%	9,799	6.27%	73,528	6.08%	597,932	6.29%	681,366	6.27%

Total	$163,609	3.99%	$584,392	5.34%	$718,563	6.12%	$3,996,398	6.16%	$5,462,962	6.00%

Held to Maturity:
Collateralized mortgage obligations	—	—	—	—	—	—	$339,623	7.63%	$339,623	7.63%

Table 6—Composition of Loan and Lease Portfolio

        The following table sets forth the composition of our loan and lease portfolio at the dates indicated.

	December 31,
	2001		2000		1999		1998		1997
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
(Dollars in thousands)
Residential real estate loans	$2,627,125	20.66%	$2,248,714	20.73%	$2,270,417	23.04%	$3,088,864	31.13%	$3,798,423	37.94%
Commercial real estate loans:
Permanent first mortgage loans	3,509,311	27.60%	2,663,775	24.56%	2,493,492	25.30%	2,078,725	20.94%	2,022,896	20.20%
Construction and development loans	584,728	4.60%	291,388	2.69%	202,825	2.06%	204,372	2.06%	169,053	1.69%

Total	4,094,039	32.20%	2,955,163	27.25%	2,696,317	27.36%	2,283,097	23.00%	2,191,949	21.89%

Commercial business loans and leases	2,462,653	19.37%	2,308,904	21.29%	1,924,201	19.53%	1,836,412	18.50%	1,569,429	15.67%
Consumer loans and leases	3,531,513	27.77%	3,332,881	30.73%	2,963,721	30.07%	2,716,764	27.37%	2,452,917	24.50%

Total loans and leases	$12,715,330	100.00%	$10,845,662	100.00%	$9,854,656	100.00%	$9,925,137	100.00%	$10,012,718	100.00%

Table 7—Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2001

        The following table sets forth the scheduled contractual amortization of our construction and development loans and commercial business loans and leases at December 31, 2001, as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Real Estate Construction and Development Loans	Commercial Business Loans and Leases	Total
(In thousands)
Amounts due:
Within one year	$222,761	$1,134,657	$1,357,418
After one year through five years	205,692	941,175	1,146,867
Beyond five years	156,275	386,821	543,096

Total	$584,728	$2,462,653	$3,047,381

Interest rate terms on amounts due after one year:
Fixed	$108,741	$706,874	$815,615
Adjustable	253,226	621,122	874,348

Table 8—Five Year Table of Activity in the Allowance for Loan and Lease Losses

        The following sets forth information concerning the activity in our allowance for loan and lease losses during the periods indicated.

	Year Ended December 31,
	2001	2000	1999	1998	1997
(Dollars in thousands)
Average loans and leases outstanding (excluding loans held for sale)	$11,173,723	$10,449,753	$9,616,914	$10,183,379	$9,116,220

Allowance at the beginning of period	$153,550	$155,048	$155,098	$150,615	$142,682
Additions due to acquisitions	31,277	—	—	2,200	7,361
Charge-offs:
Real estate loans	2,893	5,394	8,698	10,233	6,991
Commercial business loans and leases	20,899	7,790	5,125	7,718	9,052
Consumer loans and leases	21,860	21,508	22,211	20,459	19,169

Total loans and leases charged off	45,652	34,692	36,034	38,410	35,212

Recoveries:
Real estate loans	463	2,478	3,153	6,912	9,676
Commercial business loans and leases	4,800	2,334	3,188	4,040	5,126
Consumer loans and leases	3,510	4,563	6,068	5,966	5,219

Total loans and leases recovered	8,773	9,375	12,409	16,918	20,021

Net charge-offs	36,879	25,317	23,625	21,492	15,191
Provision for loan and lease losses	41,889	23,819	23,575	23,775	15,763

Allowance at the end of the period	$189,837	$153,550	$155,048	$155,098	$150,615

Ratio of net charge-offs to average loans and leases outstanding	0.33%	0.24%	0.25%	0.21%	0.17%
Ratio of allowance to total portfolio loans and leases at end of period	1.49%	1.42%	1.57%	1.56%	1.50%
Ratio of allowance to nonperforming loans and leases at end of period	252.29%	249.13%	266.74%	206.71%	179.85%

Table 9—Allocation of the Allowance for Loan and Lease Losses—Five Year Schedule

        The allowance for loan and lease losses is available for offsetting credit losses in connection with any loan, but is internally allocated to various loan categories as part of our process for evaluating the adequacy of the allowance for loan and lease losses. The following table sets forth information concerning the allocation of our allowance for loan and lease losses by loan categories at the dates indicated.

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(Dollars in thousands)
Real estate loans	$103,271	52.86%	$81,026	47.98%	$79,147	50.40%	$77,516	54.13%	$79,958	59.83%
Commercial business loans and leases	58,090	19.37%	50,486	21.29%	49,316	19.53%	46,753	18.50%	36,161	15.67%
Consumer loans and leases	28,476	27.77%	22,038	30.73%	26,585	30.07%	30,829	27.37%	27,254	24.50%
Unallocated allowance	—	—	—	—	—	—	—	—	7,242	—

	$189,837	100.00%	$153,550	100.00%	$155,048	100.00%	$155,098	100.00%	$150,615	100.00%

        The unallocated component in the preceding table relate to reserves acquired in connection with the acquisition of CFX. These reserves were allocated during 1998 in accordance with our analysis of the CFX loan portfolio.

Table 10—Net Charge-offs as a Percent of Average Loans and Leases Outstanding

        The following table sets forth net charge-offs to average loans and leases outstanding by type of loan during the periods indicated.

	Net Charge-offs to Average Loans and Leases Outstanding
	2001	2000	1999
Real estate loans	0.04%	0.06%	0.10%
Commercial business loans and leases	0.69%	0.26%	0.11%
Consumer loans and leases	0.54%	0.54%	0.58%
Total	0.33%	0.24%	0.25%

Table 11—Five Year Schedule of Nonperforming Assets

        The following table sets forth information regarding our nonperforming assets at the dates indicated.

	December 31,
	2001	2000	1999	1998	1997
(Dollars in thousands)
Nonaccrual loans and leases
Residential real estate loans	$8,311	$9,894	$17,283	$15,503	$24,344
Commercial real estate loans	17,124	12,155	16,754	22,481	23,769
Commercial business loans and leases	40,341	32,583	17,027	18,736	22,305
Consumer loans and leases	9,470	6,329	5,951	11,455	9,743

Total nonaccrual loans and leases	75,246	60,961	57,015	68,175	80,161
Troubled debt restructurings	—	673	1,112	6,857	3,584

Total nonperforming loans and leases	75,246	61,634	58,127	75,032	83,745

Other nonperforming assets:
Other real estate owned, net of related reserves	1,861	4,074	8,154	10,354	10,508
Repossessions, net of related reserves	2,016	1,424	2,911	3,635	3,872
Securities available for sale	2,104	—	—	—	—

Total	5,981	5,498	11,065	13,989	14,380

Total nonperforming assets	$81,227	$67,132	$69,192	$89,021	$98,125

Accruing loans and leases 90 days or more overdue	$6,227	$5,973	$12,131	$24,450	$11,048

Total nonperforming loans and leases as a percentage of total loans and leases	0.59%	0.57%	0.59%	0.76%	0.84%
Total nonperforming assets as a percentage of total assets	0.39%	0.37%	0.37%	0.54%	0.64%
Total nonperforming assets as a percentage of total loans and leases and other nonperforming assets	0.64%	0.62%	0.70%	0.90%	0.98%

Table 12—Change in Deposit Balances by Category of Deposits

        The following table presents the changes in the balances of deposits outstanding at the dates indicated.

	December 31,			2001-2000 Change
	2001	2000	1999	Amount	Percent
(Dollars in thousands)
Demand deposits	$2,603,339	$2,114,600	$1,821,764	$488,739	23.11%
Money market access/NOW accounts	5,129,626	3,975,318	3,698,934	1,154,308	29.04%
Savings accounts	1,604,556	1,386,286	1,567,776	218,270	15.74%
Certificates of deposit	4,811,357	4,461,983	4,448,229	349,374	7.83%
Brokered deposits	72,171	169,069	173,798	(96,898)	(57.31%)

Total deposits	$14,221,049	$12,107,256	$11,710,501	$2,113,793	17.46%

Table 13—Maturity of Certificates of Deposit of $100,000 or more at December 31, 2001

        The following table sets forth the scheduled maturity of certificates of deposit of $100,000 or more at December 31, 2001.

	Balance	Percent
(Dollars in thousands)
3 months or less	$400,280	35%
Over 3 to 6 months	282,588	25%
Over 6 to 12 months	261,598	23%
More than 12 months	189,233	17%

	$1,133,699	100%

Table 14—Business Segment Reporting

        The following table presents selected operating data for our business segments for the year ended December 31, 2001.

	Community Banking	Insurance Brokerage	Investment Planning	Trust and Investment Management	Total
(Dollars in thousands)
Net interest income (expense)	$681,878	$(630)	$22	$(1,306)	$679,964
Provision for loan and lease losses	41,889	—	—	—	41,889

Net interest income (expense) after provision for loan and lease losses	639,989	(630)	22	(1,306)	638,075

Noninterest income	157,301	40,004	8,286	34,914	240,505

Salaries and benefits	218,317	23,408	5,831	13,761	261,317
Occupancy and equipment	74,721	3,162	608	2,002	80,493
Data processing/affiliate charges	34,428	625	692	2,925	38,670
Special charges	7,614	—	—	—	7,614
Other	91,099	4,450	733	2,936	99,218

Total noninterest expense	426,179	31,645	7,864	21,624	487,312

Income before taxes and amortization of intangibles	371,111	7,729	444	11,984	391,268
Amortization of intangibles	16,654	2,379	—	3,051	22,084

Pre-tax income	$354,457	$5,350	$444	$8,933	$369,184

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Liability Management" in Item 7 hereof is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANKNORTH GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
(In thousands, except number of shares and per share data)
Assets
Cash and due from banks	$650,588	$515,934
Federal funds sold and other short-term investments	270,623	29,058
Securities available for sale, at market value	5,817,238	5,425,111
Securities held to maturity, market value $340,737 in 2001 and $457,110 in 2000	339,623	455,547
Loans held for sale, market value $117,674 in 2001 and $51,823 in 2000	117,674	51,131
Loans and leases	12,715,330	10,845,662
Less: Allowance for loan and lease losses	189,837	153,550

Net loans and leases	12,525,493	10,692,112

Premises and equipment	237,440	201,192
Goodwill and other intangibles	466,633	185,520
Mortgage servicing rights	8,484	23,225
Bank owned life insurance	321,113	306,411
Other assets	321,677	348,569

Total assets	$21,076,586	$18,233,810

Liabilities and Shareholders' Equity
Deposits:
Savings accounts	$1,604,556	$1,386,286
Money market access and NOW accounts	5,129,626	3,975,318
Certificates of deposit (including certificates of $100 or more of $1,133,699 in 2001 and $1,169,717 in 2000)	4,811,357	4,461,983
Brokered deposits	72,171	169,069
Demand deposits	2,603,339	2,114,600

Total deposits	14,221,049	12,107,256

Federal funds purchased and securities sold under repurchase agreements	1,620,555	1,138,629
Borrowings from the Federal Home Loan Bank	2,644,105	3,348,242
Other borrowings	43,972	73,744
Subordinated long-term debt	200,000	—
Company obligated, mandatorily redeemable securities of subsidiary trusts holding solely parent junior subordinated debentures	93,756	98,775
Other liabilities	464,034	136,307

Total liabilities	19,287,471	16,902,953

Shareholders' equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01; 400,000,000 and 200,000,000 shares authorized, 165,123,674 issued in 2001 and 149,584,159 issued in 2000	1,651	1,496
Paid-in capital	958,764	617,234
Retained earnings	1,056,678	897,214
Unearned compensation	(1,017)	(1,354)
Treasury stock at cost (13,903,074 shares in 2001 and 8,339,556 shares in 2000)	(267,529)	(149,246)
Accumulated other comprehensive income	40,568	(34,487)

Total shareholders' equity	1,789,115	1,330,857

Total liabilites and shareholders' equity	$21,076,586	$18,233,810

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2001	2000	1999
(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and leases	$892,197	$894,449	$826,565
Interest and dividends on securities	371,592	435,838	400,954

Total interest and dividend income	1,263,789	1,330,287	1,227,519

Interest expense:
Interest on deposits	363,974	411,250	373,526
Interest on borrowed funds	219,851	315,413	239,598

Total interest expense	583,825	726,663	613,124

Net interest income	679,964	603,624	614,395
Provision for loan and lease losses	41,889	23,819	23,575

Net interest income after provision for loan and lease losses	638,075	579,805	590,820

Noninterest income:
Deposit services	72,634	67,053	56,201
Mortgage banking services	11,130	21,963	20,423
Trust and investment management services	34,060	35,436	34,060
Investment planning services	8,286	6,998	5,318
Insurance brokerage commissions	39,360	25,748	20,289
Bank owned life insurance	18,392	17,701	15,522
Merchant and electronic banking income, net	32,411	29,318	26,122
Loan fee income	14,501	8,316	6,984
Net securities gains (losses)	1,329	439	655
Losses on securities restructuring	—	(15,895)	—
Other noninterest income	8,402	14,111	6,221

	240,505	211,188	191,795

Noninterest expenses:
Salaries and employee benefits	261,317	230,184	231,500
Data processing	38,670	37,607	38,806
Occupancy	45,921	39,198	39,326
Equipment	34,572	31,740	30,205
Amortization of goodwill and other intangibles	22,084	21,016	20,642
Special charges	7,614	43,007	28,002
Other noninterest expenses	99,218	99,714	99,827

	509,396	502,466	488,308

Income before income tax expense	369,184	288,527	294,307
Applicable income tax expense	126,202	96,793	97,349

Net income before extraordinary item and cumulative effect of change in accounting principle	242,982	191,734	196,958
Extraordinary item—early extinguishment of debt, net of tax	(3,897)	—	—
Cumlative effect of change in accounting priciple, net of tax	(290)	—	—

Net income	$238,795	$191,734	$196,958

Basic earnings per share:
Net income before extraordinary item and cumulative effect of accounting change	$1.73	$1.33	$1.35
Extraordinary item—early extinguishment of debt, net of tax	(0.03)	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net income	$1.70	$1.33	$1.35

Diluted earnings per share:
Net income before extraordinary item and cumulative effect of accounting change	$1.71	$1.32	$1.34
Extraordinary item—early extinguishment of debt, net of tax	(0.03)	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net income	$1.68	$1.32	$1.34

Weighted average shares outstanding:
Basic	140,473	144,270	145,758
Diluted	141,802	145,194	147,428

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Par Value	Paid-in Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)
Balances at December 31, 1998	$1,496	$618,624	$669,357	$(3,756)	$(65,189)	$1,858	$1,222,390
Net income	—	—	196,958	—	—	—	196,958
Unrealized losses on securities, net of reclassification adjustment(1)	—	—	—	—	—	(127,252)	(127,252)

Comprehensive income							69,706

Premium on repurchase of trust preferred securities	—	(1,801)	—	—	—	—	(1,801)
Treasury stock issued for employee benefit plans	—	(4)	(13,396)	—	31,752	—	18,352
Treasury stock purchased	—	—	—	—	(53,745)	—	(53,745)
Issuance of restricted stock	—	176	(313)	(655)	1,344	—	552
Amortization of employee restricted stock	—	(813)	—	929	—	—	116
Decrease in unearned compensation—ESOP	—	1,341	—	731	—	—	2,072
Cash dividends paid	—	—	(65,368)	—	—	—	(65,368)

Balances at December 31, 1999	1,496	617,523	787,238	(2,751)	(85,838)	(125,394)	1,192,274
Net income	—	—	191,734	—	—	—	191,734
Unrealized gains on securities, net of reclassification adjustment(1)	—	—	—	—	—	90,657	90,657
Minimum pension liability	—	—	—	—	—	250	250

Comprehensive income							282,641

Cancellation of treasury shares at acquisition	(1)	(2,206)	—	—	2,207	—	—
Treasury stock issued for employee benefit plans	—	—	(10,790)	—	30,486	—	19,696
Treasury stock purchased	—	—	—	—	(96,585)	—	(96,585)
Issuance and distribution of restricted stock	—	(119)	(195)	—	484	—	170
Amortization of employee restricted stock	—	(390)	—	992	—	—	602
Common stock issued for acquisitions	1	1,324	—	—	—	—	1,325
Decrease in unearned compensation—ESOP	—	1,122	—	405	—	—	1,527
Payment of fractional shares	—	(20)	—	—	—	—	(20)
Cash dividends paid	—	—	(70,773)	—	—	—	(70,773)

Balances at December 31, 2000	1,496	617,234	897,214	(1,354)	(149,246)	(34,487)	1,330,857
Net income	—	—	238,795	—	—	—	238,795
Unrealized gains on securities, net of reclassification adjustment(1)	—	—	—	—	—	74,781	74,781
Unrealized gains on cash flow hedges, net of reclassification adjustment(1)	—	—	—	—	—	274	274

Comprehensive income							313,850

Premium on repurchase of trust preferred securities	—	(71)	—	—	—	—	(71)
Treasury stock issued for employee benefit plans	—	297	(6,811)	—	32,662	—	26,148
Treasury stock purchased	—	—	—	—	(151,546)	—	(151,546)
Issuance and distribution of restricted stock	—	(161)	(243)	—	601	—	197
Common stock issued for acquisitions	155	339,804	—	—	—	—	339,959
Decrease in unearned compensation—ESOP	—	1,668	—	337	—	—	2,005
Payment of fractional shares	—	(7)	—	—	—	—	(7)
Cash dividends paid	—	—	(72,277)	—	—	—	(72,277)

Balances at December 31, 2001	$1,651	$958,764	$1,056,678	($1,017)	($267,529)	$40,568	$1,789,115

(1)
Disclosure of reclassification amount (all amounts net of tax):
	December 31,
	2001	2000	1999
Unrealized holding gains (losses) arising during the period on available for sale securities, net of tax	$75,645	$80,611	($126,842)
Less: reclassification adjustment for net gains (losses) included in net income	864	(10,046)	410

	74,781	90,657	(127,252)

Unrealized holding losses arising during the period on cash flow hedges, net of tax	(887)	—	—
Less: reclassification adjustment for losses included in net income	(1,161)	—	—

	274	—	—

Net unrealized gains (losses)	$75,055	$90,657	($127,252)

See accompanying notes to Consolidated Financial Statements

BANKNORTH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
(In thousands)
Cash flows from operating activities:
Net income	$238,795	$191,734	$196,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	41,889	23,819	23,575
Provision for depreciation	30,248	20,466	26,975
Amortization of goodwill and other intangibles	22,084	21,016	20,642
Net decrease (increase) in deferred tax assets	6,940	(3,445)	(920)
ESOP and restricted stock expense	2,005	1,527	2,072
Amortization of employee restricted stock	—	602	116
Issuance of restricted stock units	197	170	552
Net (gains) losses realized from sales of securities and consumer loans	(1,325)	10,726	(655)
Net (gains) losses realized from sales of loans held for sale	(11,066)	915	415
Earnings from bank owned life insurance	(18,392)	(17,701)	(15,522)
Net decrease (increase) in mortgage servicing rights	23,451	29,499	(7,285)
Proceeds from sales of loans held for sale	911,347	308,191	1,118,166
Residential loans originated and purchased for sale	(966,824)	(277,919)	(640,149)
Net decrease (increase) in interest and dividends receivable and other assets	21,924	(26,003)	(11,300)
Net (decrease) increase in other liabilities	(22,278)	(10,396)	13,957

Net cash provided by operating activities	278,995	273,201	727,597

Cash flows from investing activities:
Proceeds from maturities and principal repayments of securities held to maturity	115,924	98,510	96,226
Purchase of securities held to maturity	—	—	—
Proceeds from sales of securities available for sale	717,514	278,984	44,330
Proceeds from maturities and principal repayments of securities available for sale	1,799,022	971,099	1,754,826
Purchases of securities available for sale	(1,905,296)	(231,383)	(3,958,537)
Net (increase) decrease in loans and leases	(22,466)	(1,045,822)	(586,876)
Proceeds from sales of loans	39,303	34,234	—
Net additions to premises and equipment	(41,759)	(32,235)	(24,006)
Purchase of bank owned life insurance	—	—	(165,400)
Proceeds from policy coverage on bank owned life insurance	3,690	1,213	1,389
Payment for acquisitions, net of cash acquired	14,877	(22,274)	—

Net cash provided (used) by investing activities	720,809	52,326	(2,838,048)

Cash flows from financing activities:
Net increase (decrease) in deposits	113,271	396,755	(305,711)
Net increase (decrease) in securities sold under repurchase agreements	583,929	(316,195)	502,340
Proceeds from Federal Home Loan Bank borrowings	5,737,151	12,799,452	5,003,333
Payments on Federal Home Loan Bank borrowings	(6,921,371)	(13,449,029)	(3,038,162)
Proceeds from repurchase of securities of subsidiary trusts	(5,090)	—	(33,026)
Net (decrease) increase in other borrowings	(29,772)	6,441	20,238
Issuance of subordinated debt	197,982	—	—
Issuance of common stock	26,141	21,001	18,353
Purchase of treasury stock	(151,546)	(96,585)	(53,745)
Cash dividends paid to shareholders	(72,277)	(70,773)	(65,368)

Net cash (used) provided by financing activities	(521,582)	(708,933)	2,048,252

Increase(decrease) in cash and cash equivalents	478,222	(383,406)	(62,199)
Cash and cash equivalents at beginning of period	392,989	776,395	838,594

Cash and cash equivalents at end of period	$871,211	$392,989	$776,395

        In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$3,025,847	$13,534	$—
Less liabilities assumed	2,521,054	12,263	—

For the years ended December 31, 2001, 2000 and 1999, interest of $596,315, $712,843 and $599,981 and income taxes of $121,592, $92,970 and $77,436 were paid, respectively. During 2000 and 1999, $3,094 and $245,233 of investment securities were transferred to securities available for sale.

During
1999, $632,735 of portfolio loans were transferred to investments held to maturity.

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts expressed in thousands, except per share data)

1. Summary of Significant Accounting Policies

        The accounting and reporting policies of Banknorth Group, Inc. (the "Company") and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The Company's principal business activities are retail and commercial banking as well as trust and investment management, investment planning and insurance brokerage services, and are conducted through the Company's direct and indirect subsidiaries located in Maine, New Hampshire, Massachusetts, Connecticut, Vermont and New York. The Company and its subsidiaries are subject to regulation of, and periodic examination by, the Office of the Comptroller of Currency and the Federal Reserve Board, among other agencies. The following is a description of the more significant accounting policies.

Financial Statement Presentation.

        The Consolidated Financial Statements include the accounts of Banknorth Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

        Assets held in a fiduciary capacity are not assets of the Company and, accordingly, are not included in the Consolidated Balance Sheets.

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, deferred tax assets, capitalized costs of software developed for internal use, valuation of mortgage servicing rights and long-lived assets, including goodwill and intangible assets.

Cash and Cash Equivalents.

        The Company is required to comply with various laws and regulations of the Federal Reserve Board which require that the Company maintain certain amounts of cash on deposit and is restricted from investing those amounts.

        For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with maturities less than 90 days minus federal funds purchased. Generally, federal funds are sold or purchased for one-day periods.

Securities.

        Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost.

        Investments not classified as "held to maturity" are classified as "available for sale." Securities available for sale consist of debt and equity securities that are available for sale in order to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors.

These assets are specifically identified and are carried at market value. Changes in market value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders' equity and comprehensive income. When a decline in market value of a security is considered other than temporary, generally six months or longer, the cost basis of the individual security is written down to market value as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income as a writedown.

        Premiums and discounts are amortized and accreted over the term of the securities on a level yield method adjusted for prepayments. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method.

Loans and Leases.

        Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan costs or fees. Residential real estate loans are generally placed on nonaccrual when reaching 120 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Commercial real estate loans and commercial business loans are classified as impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

        Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield using methods that approximate the level yield method over the estimated lives of the related loans.

        Consumer lease financing loans are carried at the amount of minimum lease payments plus residual values, less unearned income which is amortized into interest income using the interest method.

Allowance for Loan and Lease Losses.

        The allowance for loan and lease losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and reduced by charge-offs on loans and leases.

        Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience, portfolio migration data and other asset quality factors. The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated "substandard" or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time, transition matrix and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months. Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Bank Owned Life Insurance.

        Bank owned life insurance ("BOLI") represents life insurance on the lives of certain employees. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes. The cash value is included in assets. The Company reviews the financial strength of the insurance carrier prior to the purchase of BOLI and annually thereafter and BOLI with any individual carrier is limited to 10% of capital plus reserves.

Premises and Equipment.

        Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of related assets.

        Internally developed software costs, such as those related to software licenses, programming, testing, configuration and integration, are capitalized and included in furniture, fixtures and equipment. Included in the capitalized costs are those costs related to both Company personnel and third party consultants involved in the development and installation. Once placed in service, the capitalized asset is amortized on a straight-line basis over its estimated useful life, not to exceed seven years.

Goodwill and Other Intangibles.

        Historically, goodwill has been amortized on a straight-line basis over various periods not exceeding twenty years; core deposit intangibles are amortized on a level-yield basis over the estimated life of the associated deposits but not longer that 10 years. Goodwill and other intangible assets are reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. New accounting rules were recently issued for goodwill and intangibles resulting from business combinations consummated after June 30, 2001. See Note 2—New Accounting Pronouncements.

Impairment of Long-Lived Assets.

        The Company reviews long-lived assets, including premises and equipment, goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Mortgage Banking and Loans Held for Sale.

        Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and carried at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Forward commitments to sell residential real estate mortgages are contracts that the Company enters into for the purpose of reducing the market risk associated with originating loans for sale should interest rates change. Forward commitments are recorded at fair value and are included with loans held for sale.

        Gains and losses on sales of mortgage loans are determined using the specific identification method and recorded as mortgage sales income, a component of mortgage banking services income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Since the fourth quarter of 2000, the Company has generally sold residential loans and the related servicing rights on a flow basis.

        Mortgage servicing rights are amortized on an accelerated method over the estimated weighted average life of the loans. Amortization is recorded as a charge against mortgage service fee income, a component of mortgage banking services income. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the realizability of the carrying values of mortgage servicing rights, the Company assesses the estimated life of its servicing portfolio based on data which is disaggregated to reflect note rate, type and term on the underlying loans.

        Mortgage servicing fees received from investors for servicing their loan portfolios are recorded as mortgage servicing fee income when received. Loan servicing costs are charged to noninterest expenses when incurred.

Derivative Financial Instruments.

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 sets accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. The Company recognized an after-tax loss of $290 thousand from the cumulative effect of adoption of this accounting standard.

        Starting January 1, 2001, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative is entered into, the Company designates whether the derivative is part of a hedging relationship (cash flow or fair value hedge). The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.

        Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction affects earnings, generally within 60 to 90 days. The Company discontinues hedge accounting when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedge item, because it is unlikely that the forecasted transaction will occur, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When a cash flow hedge is discontinued, the remaining gain is deferred and amortized into earnings based upon the life of the forecasted transaction and losses are recognized immediately.

        From time to time the Company may use certain hedging strategies which include the use of derivative financial instruments. The primary objective of the Company's hedging strategies is to reduce net interest rate exposure arising from the Company's asset and liability structure and mortgage banking activities. The Company uses forward delivery contracts to reduce interest rate risk on closed residential mortgage loans held for sale and rate-locked loans expected to be closed and held for sale. The Company also purchases Treasury and mortgage-backed security options to modify its forward mortgage commitments. Changes in fair value of the options are included in the calculation of the carrying value of loans held for sale.

        The Company has previously used interest rate contracts (swaps, floors and corridors) to modify the repricing or maturity characteristics of specified interest bearing assets or liabilities. There were no interest rate contracts outstanding as of December 31, 2001. The Company has previously used interest rate floors tied to the CMT index to mitigate the prepayment risk associated with mortgage servicing rights. There were no such interest rate floors outstanding as of December 31, 2001.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

        In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaced SFAS No. 125. SFAS No. 140, which has subsequently been amended by FASB Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 related to Isolation of Transferred Financial Assets", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement, as amended, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect that the provisions of SFAS No. 140 will have a material impact on its financial condition or results of operations.

Pension, 401(k), and Other Employee Benefit Plans.

        The Company and its subsidiaries have non-contributory defined benefit pension plans which cover most employees. The benefits are based on years of service and the employee's career average earnings. The Company has historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

        The Company maintains Section 401(k) savings plans for substantially all employees of the Company and its subsidiaries. Under the plans, the Company makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee's annual salary. The plans allow for supplementary profit sharing contributions by the Company, at its discretion, for the benefit of participating employees.

        The Company previously sponsored a Profit Sharing Employee Stock Ownership Plan (the "ESOP") which was designed to invest primarily in Company common stock. The ESOP was merged into the 401(k) Plan effective January 1, 2001. Employees are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. The Company previously sponsored a leveraged employee stock ownership plan which was merged with and into the ESOP. The Company is required to make annual contributions to the ESOP equal to the ESOP's debt service and the unallocated shares are pledged as collateral for the debt. As the debt is repaid, shares are released from collateral and allocated to eligible employees. The Company accounts for this ESOP in accordance with AICPA SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as long-term debt and the shares pledged as collateral are reported as unearned compensation on the balance sheet. As shares are released from collateral, the Company records compensation expense equal to the current market price of the shares, and the shares are treated as outstanding for purposes of calculating earnings per share.

Stock Compensation Plans.

        SFAS No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. See Note 18—Stock Based Compensation Plans.

Investments in Limited Partnerships.

        The Company has investments in both tax advantaged and small business investment limited partnerships. The tax advantaged limited partnerships are primarily involved in approved low income housing investment tax credit projects in the Company's market area while the small business investment limited partnerships are primarily providing seed money to small businesses also in the Company's market area. These investments are included in other assets. Investments in the tax advantaged limited partnerships are amortized over the same period the tax benefits are expected to be received. The investments in small business investment limited partnerships, for which the Company has the ability to exercise significant influence (generally, a 3% or greater ownership interest), are reviewed and adjusted quarterly based on the equity method. If the Company does not exercise significant influence, the Company's investment is accounted for under the cost method and the carrying value is periodically evaluated. Other than fixed capital or loan commitments agreed to in advance, the partnerships have no recourse to the Company.

Income Taxes.

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income.

        Tax credits generated from limited partnerships are reflected in earnings when realized for federal income tax purposes.

Earnings Per Share.

        Earnings per share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if the potential common shares (i.e. stock options) were converted into common stock using the treasury stock method.

Segment Reporting.

        An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company's primary business is community banking, which provides over 90% of its revenues and profits. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

2. New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies recognition criteria that acquired identifiable intangible assets must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead are to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 (discussed below) after its adoption.

        The Company adopted SFAS No. 141 as of July 1, 2001. Also as of July 1, 2001, the Company adopted the required transition provisions of SFAS No. 142 related to amortization of goodwill and other acquired intangible assets for which the acquisition date was after June 30, 2001. The remaining provisions of SFAS No. 142 were adopted on January 1, 2002. Accordingly, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until December 31, 2001.

        Upon full adoption of SFAS No. 142, the Company must evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform with the criteria in SFAS No. 141 for recognition of identifiable intangible assets separate from goodwill. The Company must also reassess the useful lives and residual values of all identifiable intangible assets acquired and make any necessary amortization period adjustments by March 31, 2002. Goodwill impairment must be measured for each reporting unit in a two-step process. First, the carrying amount of the net assets (including goodwill) must be compared to the fair value of a reporting unit (as defined) by June 30, 2002. Second, if the carrying value of a reporting unit is greater than its fair value, the Company must determine by December 31, 2002 the amount of impairment based on the fair value of a reporting unit compared to the fair values assigned to all of the recognized and unrecognized assets and liabilities of that unit. Impairment loss must be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        On December 31, 2001, the Company had goodwill in the amount of $409.3 million, core deposit intangibles of $21.3 million and other intangibles of $36.0 million, all of which will be subject to the transition provisions of SFAS No. 142. The Company has not completed its calculations under the impairment testing provisions of SFAS 142; however, based on evaluation results to date, impairment losses, if any, are not expected to be material.

        SFAS No. 142 does not materially change the provisions of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which specifies that intangibles from acquisitions in which the fair value of the liabilities assumed exceeds the fair value of the tangible and intangible assets acquired are to be amortized over a period not to exceed the remaining life of the long term interest bearing assets acquired. This unidentified intangible asset is often referred to as "SFAS 72 Goodwill". As of December 31, 2001 the Company had $34.7 million of "SFAS 72 Goodwill" remaining, which is classified as "Other Intangibles" and has scheduled amortization of $7.0 million in 2002, $3.2 million in 2003 and approximately $2.5 million annually from 2004 through 2013. (See also Note 8—Goodwill and Other Intangibles).

        The approximate effect of not amortizing goodwill recorded in connection with the Andover and MetroWest acquisitions for the months of November and December 2001 was to reduce noninterest expense by $3.2 million, pre-tax. The estimated amortization expense for goodwill and intangible assets for 2002 is expected to decline to $13.6 million from $22.1 million in 2001 as a direct result of discontinuing all goodwill amortization, subject to the results of the required testing for goodwill impairment. The FASB has also agreed to reconsider the amortization provisions for "SFAS 72 Goodwill".

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No.143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not expect that the provisions of SFAS No. 143 will have a material impact on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extend that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact on its financial condition or results of operations.

3. Acquisitions

        On October 31, 2001, the Company completed the acquisitions of Andover Bancorp, Inc. ("Andover"), a multi-bank holding company headquartered in Andover, Massachusetts, and MetroWest Bank ("MetroWest"), a Massachusetts-chartered savings bank headquartered in Framingham, Massachusetts. The acquisitions were accounted for as purchases in accordance with SFAS No. 141, "Business Combinations." The results of Andover and MetroWest operations have been included in the consolidated financial statements since October 31, 2001.

        A total of 16.5 million shares of Company common stock (including 1.0 million shares issuable upon exercise of Banknorth stock options issued in exchange for Andover stock options) were issued in connection with the acquisition of Andover. The total purchase price of Andover Bancorp, including the value of options, was $340.0 million. The value of the common stock issued was determined based on the average market price of the Company common stock over the five-day period before and the five-day period after the terms of the acquisition were announced.

        MetroWest shares and vested stock options were purchased for $11.50 per share for a total cost of $164.8 million.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for Andover and MetroWest at the date of acquisition. The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at October 31, 2001 will be recorded in 2002, although such adjustments are not expected to be material.

October 31, 2001
Assets:
Investments	$574,257
Loans held for sale	12,195
Loans and leases, net	1,879,910
Premises and equipment	24,738
Mortgage servicing rights	8,804
Goodwill and other intangibles	303,020
Other assets	222,923

Total assets acquired	3,025,847

Deposits	2,000,522
Borrowings	480,083
Other Liabilities	40,449

Total liabilities assumed	2,521,054

Net assets acquired	$504,793

        The goodwill and other intangibles included goodwill of $286.2 million and core deposit intangibles of $16.8 million with an average useful life of 10 years. It is estimated that none of the goodwill will be deductible for income tax purposes.

        The following table summarizes on a proforma basis the results of operations of the Company assuming that the acquisitions of Andover and MetroWest had been completed as of the beginning of the periods presented. The proforma data gives effect to actual operating results prior to the acquisitions and the amortization of the purchase accounting adjustments which affected net interest income and noninterest expense. Special charges related to the Andover/Metro West merger recorded by Andover and Metro West totaling $19.0 million ($12.8 million after-tax) and by Banknorth totaling $3.8 million ($2.5 million after-tax) have been excluded from the 2001 proforma results. The special charges recorded by Andover and Metro West served to increase the goodwill recorded in connection with the transaction. In addition, an assumed interest charge related to the funding of the cash purchase of Metro West was deducted from the operating results in both 2001 and 2000. No effect has been given to cost reductions or operating synergies in this presentation. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Year Ended December 31,
	2001 Proforma Combined	2000 Proforma Combined
Net interest income	$751,573	$685,381
Provision for loan and lease losses	49,277	26,319

Net interest income after provision for loan and lease losses	702,296	659,062
Noninterest income	251,179	218,511
Noninterest expense	552,960	563,759

Income before income taxes	400,515	313,814
Income tax expense	140,180	103,838

Net income before extraordinary item and cumulative effect of change in accounting principle	260,335	209,976
Extraordinary item, net of tax	(3,897)	—
Cumulative effect of change in accounting principle, net of tax	(290)	—

Net income	$256,148	$209,976

Earnings per share:
Basic	$1.67	$1.31
Diluted	$1.65	$1.30
Weighted average shares outstanding:
Basic	153,423	159,810
Diluted	154,944	160,958

        During the third quarter of 2000, the Company completed the acquisition of two insurance agencies based in Massachusetts and Connecticut for a combination of cash and stock. These acquisitions were accounted for under the purchase method and, as a result, the acquired assets and liabilities assumed were added to those of the Company at their respective fair values and the excess of the purchase price paid over the fair value of net assets acquired, which aggregated $22.7 million, was recorded as goodwill and is being amortized to expense over 20 years. In addition, under this method of accounting the results of operations of the acquired agencies are included in the Company's results of operations only from their respective dates of acquisition.

        On May 10, 2000, the Company completed the acquisition of Banknorth Group, Inc. ("Banknorth"). Banknorth was headquartered in Burlington, Vermont and had 100 offices located throughout Vermont, Massachusetts, New Hampshire and upstate New York. Approximately 42.9 million shares of Company common stock were issued in connection with this acquisition, which was accounted for as a pooling-of-interests. As of December 31, 1999, Banknorth had total assets of $4.6 billion and total shareholders' equity of $341 million.

        On January 1, 1999, the Company completed the acquisition of SIS Bancorp, Inc. ("SIS"). Approximately 16.3 million shares of Company common stock were issued in connection with this acquisition, which was accounted for as a pooling-of-interests. SIS had total assets of $2.0 billion and shareholders' equity of $139 million at December 31, 1998.

        The Company incurred various merger related and restructuring charges in connection with the foregoing acquisitions and certain other matters (collectively, "special charges"). On a pre-tax basis special charges amounted to $7.6 million, $43.0 million and $28.0 million in 2001, 2000 and 1999, respectively. For additional information, see Note 11 "Special Charges."

4. Securities Available for Sale and Held to Maturity

        A summary of the amortized cost and market values of securities available for sale and held to maturity follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available for Sale
December 31, 2001:
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$531,256	$6,592	$(364)	$537,484
Tax-exempt bonds and notes	112,845	1,443	(115)	114,173
Other bonds and notes	560,090	8,461	(10,628)	557,923
Mortgage-backed securities	3,577,405	50,935	(1,321)	3,627,019
Collateralized mortgage obligations	681,366	7,788	(1,313)	687,841

Total debt securities	5,462,962	75,219	(13,741)	5,524,440
Federal Home Loan Bank stock	264,943	—	—	264,943
Federal Reserve Bank stock	23,159	—	—	23,159
Other equity securities	4,183	569	(56)	4,696

Total equity securities	292,285	569	(56)	292,798

Total securities available for sale	$5,755,247	$75,788	$(13,797)	$5,817,238

December 31, 2000:
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$544,392	$2,872	$(7,873)	$539,391
Tax-exempt bonds and notes	83,133	760	(659)	83,234
Other bonds and notes	426,199	2,260	(17,191)	411,268
Mortgage-backed securities	3,591,923	10,940	(33,544)	3,569,319
Collateralized mortgage obligations	575,091	207	(10,820)	564,478

Total debt securities	5,220,738	17,039	(70,087)	5,167,690
Federal Home Loan Bank stock	242,632	—	(11)	242,621
Federal Reserve Bank stock	13,312	—	—	13,312
Other equity securities	1,488	—	—	1,488

Total equity securities	257,432	—	(11)	257,421

Total securities available for sale	$5,478,170	$17,039	$(70,098)	$5,425,111

Held to Maturity:
December 31, 2001:
Collateralized mortgage obligations	$339,623	$1,114	$—	$340,737

Total securities held to maturity	$339,623	$1,114	$—	$340,737

December 31, 2000:
Collateralized mortgage obligations	$455,547	$1,563	$—	$457,110

Total securities held to maturity	$455,547	$1,563	$—	$457,110

        The amortized cost and market values of debt securities at December 31, 2001 by contractual maturities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2001, the Company had $402.0 million of securities available for sale with call provisions.

			Held to Maturity
	Available for Sale
			Amortized Cost
	Amortized Cost	Market Value		Market Value
December 31, 2001:
Due in one year or less	$163,609	$164,498	$—	$—
Due after one year through five years	584,392	589,572	—	—
Due after five years through ten years	718,563	730,363	—	—
Due after ten years	3,996,398	4,040,007	339,623	340,737

Total debt securities	$5,462,962	$5,524,440	$339,623	$340,737

        A summary of realized gains and losses on securities available for sale for 2001, 2000 and 1999 follows:

	Gross Realized
	Gains	Losses
2001	$4,291	$2,962
2000	443	15,899
1999	885	361

        Included in realized losses for 2001 was a $2.1 million other than temporary impairment loss on a trust preferred security.

5. Loans and Leases

        The Company's lending activities are conducted principally in New England and upstate New York. The principal categories of loans in the Company's portfolio are residential real estate loans, which are secured by single-family (one to four units) residences; commercial real estate loans, which are secured by multi-family (five or more units) residential and commercial real estate; commercial business loans and leases; and consumer loans and leases. A summary of loans and leases follows:

	December 31,
	2001	2000
Residential real estate loans	$2,627,125	$2,248,714
Commercial real estate loans:
Permanent first mortgage loans	3,509,311	2,663,775
Construction and development loans	584,728	291,388

	4,094,039	2,955,163
Commercial business loans and leases	2,462,653	2,308,904
Consumer loans and leases	3,531,513	3,332,881

Total loans and leases	$12,715,330	$10,845,662

        Loans and leases include net deferred charges of $7.5 million at December 31, 2001 and $4.3 million at December 31, 2000. Deferred charges included deferred loan origination costs, net of deferred loan origination fees, and unearned income on leases.

Non-performing Loans and Leases

        The following table sets forth information regarding nonperforming loans and leases and accruing loans and leases 90 days or more overdue at the dates indicated:

	December 31,
	2001	2000
Nonaccrual loans and leases
Residential real estate loans	$8,311	$9,894
Commercial real estate loans	17,124	12,155
Commercial business loans and leases	40,341	32,583
Consumer loans and leases	9,470	6,329

Nonaccrual loans and leases	75,246	60,961
Troubled debt restructurings	—	673

Total nonperforming loans and leases	$75,246	$61,634

Accruing loans and leases which are 90 days or more overdue	$6,227	$5,973

        The ability and willingness of borrowers to repay loans is generally dependent on current economic conditions and real estate values within the borrowers' geographic areas.

        Interest income that would have been recognized for 2001 and 2000 if nonperforming loans at December 31, 2001 and 2000 had been performing in accordance with their original terms approximated $3.1 million in 2001 and $5.6 million in 2000.

        Impaired loans are commercial and commercial real estate loans which the Company believes probably will not result in the collection of all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. All commercial and commercial real estate nonaccrual loans are impaired, but not all such impaired loans are on nonaccrual. Accrual of interest on commercial and commercial real estate loans is generally discontinued when collectibility of principal or interest is uncertain or on which payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility. The amount of reserves for impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

        At December 31, 2001 and 2000, total impaired loans were $57.5 million and $46.5 million, of which $53.6 million and $29.7 million had related allowances of $14.7 million and $7.8 million, respectively. During the years ended December 31, 2001 and 2000, the income recognized related to impaired loans was $2.6 million and $373 thousand, respectively, and the average balance of outstanding impaired loans was $54.2 million and $39.4 million, respectively. The Company generally applies cash received on impaired loans to the principal balance of the loan.

6. Allowance for Loan and Lease Losses

        A summary of changes in the allowance for loan and lease losses follows:

	Year Ended December 31,
	2001	2000	1999
Balance at beginning of period	$153,550	$155,048	$155,098
Allowance on acquired loans	31,277	—	—
Provisions charged to operations	41,889	23,819	23,575
Loans and leases charged off	(45,652)	(34,692)	(36,034)
Recoveries	8,773	9,375	12,409

Balance at end of period	$189,837	$153,550	$155,048

7. Premises and Equipment

        A summary of premises and equipment follows:

	December 31,
	2001	2000
Land	$22,075	$20,458
Buildings and leasehold improvements	230,273	196,014
Furniture, fixtures and equipment	343,030	203,764

	595,378	420,236
Accumulated depreciation and amortization	(357,938)	(219,044)

Net book value	$237,440	$201,192

        Included in furniture, fixtures and equipment above are internally developed software systems (comprised of software and dedicated hardware) consisting of $16.7 million of software systems in use and $8.1 million of software systems in development. Internally developed software systems had a remaining net book value of $21.3 million at December 31, 2001.

8. Goodwill and Other Intangibles

        The changes in the carrying amount of goodwill and other intangibles for the years ended December 31, 2000 and 2001 are as follows:

	Goodwill	Core Deposit Intangibles	Other Intangibles	Total
Balance, December 31, 1999	$122,590	$13,058	$48,733	$184,381
Recorded during the year	22,653	—	—	22,653
Amortization expense	(10,368)	(3,616)	(7,032)	(21,016)
Reduction due to sale of branches	—	(498)	—	(498)

Balance, December 31, 2000	134,875	8,944	41,701	185,520
Recorded during the year	285,526	16,846	1,350	303,722
Amortization expense	(11,061)	(3,944)	(7,079)	(22,084)
Reduction due to sale of branch	—	(525)	—	(525)

Balance, December 31, 2001	$409,340	$21,321	$35,972	$466,633

Estimated Amortization Expense:
2002	—	$6,033	$7,455	$13,488
2003	—	2,691	3,690	6,380
2004	—	2,063	2,861	4,924
2005	—	1,548	2,486	4,034
2006	—	1,548	2,486	4,034

        In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations after June 30, 2001 has not been amortized. Of the $285.5 million of goodwill recorded during 2001, $284.8 million arose from business combinations completed after June 30, 2001. All goodwill recognized prior to June 30, 2001 continued to be amortized through December 31, 2001. As of January 1, 2002, amortization of goodwill will be discontinued, and all goodwill will be tested for impairment at least annually.

        SFAS No. 142 did not materially change the provisions of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which specifies that intangibles from acquisitions in which the fair value of the liabilities assumed exceeds the fair value of the tangible and intangible assets acquired are to be amortized over a period not to exceed the remaining life of the long term interest bearing assets acquired. As of December 31, 2001 the Company had $34.7 million of "SFAS 72 Goodwill" remaining; this is included in the table above under the heading "Other Intangibles".

9. Mortgage Servicing Rights

        An analysis of mortgage servicing rights for the years ended December 31, 2001, 2000 and 1999 follows:

	Mortgage Servicing Rights	Valuation Allowance	Total	Balance of Loans Serviced for Others
Balance as of December 31, 1998	$57,025	$(11,586)	$45,439	$5,178,281

Mortgage servicing rights capitalized	16,149	—	16,149
Amortization charged against mortgage servicing fee income	(12,498)	—	(12,498)
Reduction of impairment reserve (credit to mortgage servicing fee income)	—	5,300	5,300
Mortgage servicing rights sold	(1,666)	—	(1,666)

Balance as of December 31, 1999	59,010	(6,286)	52,724	$4,540,948

Mortgage servicing rights capitalized	3,977	—	3,977
Amortization charged against mortgage servicing fee income	(8,306)	—	(8,306)
Reduction of impairment reserve (credit to mortgage servicing fee income)	—	2,895	2,895
Mortgage servicing rights sold	(28,065)	—	(28,065)

Balance as of December 31, 2000	26,616	(3,391)	23,225	$1,618,610

Mortgage servicing rights capitalized	559	—	559
Mortgage servicing rights acquired through purchase acquisitions	8,804	—	8,804
Amortization charged against mortgage servicing fee income	(1,140)	—	(1,140)
Mortgage servicing rights sold	(26,355)	3,391	(22,964)

Balance as of December 31, 2001	$8,484	$—	$8,484	$964,027

        In the fourth quarter of 2000, the Company reached an agreement to sell the servicing rights on substantially all residential mortgage loans which it services for others. The sale was completed by

March 31, 2001. The Company sold the servicing rights on $1.8 billion of loans serviced for others in the fourth quarter of 2000 and $1.6 billion of loans serviced for others in the first quarter of 2001. The Company continues to sell mortgage servicing rights on new loan originations on a flow basis. The mortgage servicing rights acquired as a result of the acquisitions of Andover and MetroWest in October 2001 are expected to be sold in 2002.

10. Income Taxes

        The current and deferred components of income tax expense follow:

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$125,570	$95,015	$90,930
State	7,572	5,223	7,339
Deferred
Federal	(6,620)	(4,733)	(572)
State	(320)	1,288	(348)

	$126,202	$96,793	$97,349

        The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense:

	Year Ended December 31,
	2001	2000	1999
Computed federal tax expense	$129,214	$100,984	$103,007
State income tax, net of federal benefits	4,714	4,232	4,544
Benefit of tax-exempt income	(4,319)	(4,553)	(3,211)
Nondeductible merger expenses	—	3,043	1,740
Amortization of goodwill and other intangibles	3,271	3,369	3,519
Low income/rehabilitation credits	(1,530)	(4,362)	(4,913)
Increase in cash surrender value of life insurance	(6,437)	(6,195)	(5,433)
Other, net	1,289	275	(1,904)

Recorded income tax expense	$126,202	$96,793	$97,349

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, which are included in other assets and other liabilities, respectively, at December 31, 2001 and 2000 follow:

	December 31,
	2001	2000
Deferred tax assets
Allowance for loan and lease losses	$69,092	$55,053
Reserve for mobile home dealers	408	574
Difference of tax and book basis of other real estate owned	133	133
Interest accrued and payments received on non-performing loans for tax purposes	757	809
Compensation and employee benefits	14,603	12,955
Book reserves not yet realized for tax purposes	4,497	1,499
Unrealized depreciation on securities	—	18,659
Intangible asset	4,778	5,163
Other	358	6

Total gross deferred tax assets	94,626	94,851

Deferred tax liabilities
Leases	12,935	12,838
Premises and equipment	19,313	12,466
Partnership investments	6,046	7,333
Loans	17,123	7,825
Mortgage servicing rights	—	4,779
Deferred Income	3,595	3,287
Tax bad debt reserve	3,375	5,996
Unrealized appreciation on securities	22,810	—
Unrealized appreciation on hedging	148	—
Other	1,825	1,182

Total gross deferred tax liabilities	87,170	55,706

Net deferred tax asset	$7,456	$39,145

11. Special Charges

        Special charges include merger-related, restructuring and other special charges which are non-routine in nature and classified on a separate line on the income statement.

Andover/MetroWest Merger

        In 2001, $3.8 million of merger related charges were charged to expense in connection with the Andover and MetroWest mergers (which were accounted for under the purchase method). In addition, $13.5 million was accrued upon consummation of the transactions (for transaction costs, employee severance costs, contract termination fees and asset impairments) and served to increase goodwill. Included in the initial accrual was $10.4 million for employee severance costs covering approximately 224 employees. The balance of the accrual for the Andover/MetroWest mergers as of December 31, 2001 is expected to be largely paid out after systems conversion in early 2002.

Banknorth Merger

        In 2000, $35.2 million of merger-related charges was charged to expense for the Banknorth merger (which was accounted for as a pooling-of-interests). A total of $13.1 million was accrued for employee severance covering severance payments, benefits and outplacement services for approximately 100 employees. In 2001, additional positions within the former Banknorth company were eliminated and additional severance payments totaling $2.3 million were made. As of December 31, 2001, all severance payments related to the Banknorth merger had been paid. Also in 2001, the Company closed on the sale of a branch resulting in a gain of $2.9 million; this sale was a regulatory-mandated sale related to the merger approval and the gain is included as a reduction of the special charges related to the Banknorth merger.

Charter Consolidation

        In 2001, the Company incurred $1.0 million of costs related to consolidating the charters of its eight national bank subsidiaries to a single national bank charter. The Company expects to have additional expenses related to charter consolidation in 2002.

Branch Closings

        The Company accrued $2.0 million and $1.4 million related to the closing of branches in 2001 and 2000, respectively. These accruals covered lease termination fees, asset impairments and branch decommissioning expenses. As of December 31, 2001, $0.3 million remained in the accrual primarily for monthly rental payments on non-cancelable operating leases for closed branches.

Other Special Charges

        In 2001 and 2000, the Company recorded write-downs of $0.9 million and $3.7 million, respectively, on the residual values assigned to auto leases which were acquired in previous mergers. The Company ceased making auto leases in 1997. In 2000, the Company incurred a $3.1 million charge in connection with the termination of a contract with a sales and marketing organization that helped sign-up new merchants in merchant card processing.

        The following table summarizes special charges recorded in 2001 and 2000 by type of expense.

	2001	2000
Andover/MetroWest Charges
Severance costs	$1,710	$—
Data processing/systems integration	680	—
Other costs	1,383	—

	3,773	—

Banknorth Merger Charges
Severance costs	2,329	13,050
Data processing/systems integration	—	4,667
Asset write-downs/facility costs	—	12,336
Gain on regulatory-mandated branch sales	(2,906)	—
Other costs	595	5,176

	18	35,229

Charter Consolidation Costs
Branch signage	42	—
Customer notices	244	—
Forms and documents	385	—
Other costs	303	—

	974	—

Branch closings
Severance costs	48	68
Asset write-downs/lease terminations	1,585	1,063
Branch decommissioning costs	755	—
Other costs	—	256
Reversal of prior accruals	(431)	—

	1,957	1,387

Other Special Charges
Write-down of auto lease residuals	892	3,700
Contract termination— merchant processing	—	3,091
Reversal of accrual remaining from CFX/SIS mergers	—	(400)

	892	6,391

Total Special Charges	$7,614	$43,007

        The following table presents activity in the accrual account for special charges for the years ended December 31, 2001 and 2000, respectively.

	Andover/ MetroWest Mergers	Banknorth Merger	Charter Consolidation	Branch Closings	Other	Total
Balance, December 31, 1999	$—	$—	$—	$—	$1,628	$1,628
Special charges	—	35,229	—	1,387	6,391	43,007
Cash payments	—	(33,664)	—	(464)	(4,319)	(38,447)
Gain on curtailment of benefit plans	—	8,500	—	—	—	8,500
Non-cash write-downs and other adjustments	—	(5,697)	—	(753)	(4,953)	(11,403)

Balance, December 31, 2000	—	4,368	—	170	(1,253)	3,285
Amount accrued at acquisition	13,465	—	—	—	—	13,465
Special charges	3,773	18	974	1,957	892	7,614
Cash payments	(6,031)	(2,158)	(974)	(753)	—	(9,916)
Non-cash write-downs and other adjustments	—	(645)	—	(1,078)	(892)	(2,615)

Balance, December 31, 2001	$11,207	$1,583	$—	$296	($1,253)	$11,833

12. Federal Funds Purchased and Securities Sold Under Repurchase Agreements

        A summary of federal funds purchased and securities sold under repurchase agreements follows:

	December 31,
	2001	2000
Federal funds purchased	$50,000	$152,003
Securities sold under repurchase agreements	1,570,555	986,626

	$1,620,555	$1,138,629

        A summary of securities sold under short term repurchase agreements follows:

	At or for the Year Ended December 31,
	2001	2000	1999
Balance outstanding at end of period	$1,570,555	$986,626	$1,302,821
Market value of collateral at end of period	1,675,503	1,194,365	1,536,101
Amortized cost of collateral at end of period	1,650,065	1,194,606	1,579,486
Average balance outstanding during the year	1,239,402	995,193	768,500
Maximum outstanding at any month end during the year	1,570,555	1,261,442	1,302,821
Average interest rate during the year	3.81%	5.24%	4.34%
Average interest rate at end of year	3.18%	4.99%	4.58%

        Securities sold under repurchase agreements have a weighted average remaining maturity of 1.4 years and are collateralized by mortgage-backed securities and U.S. Government obligations.

13. Borrowings from the Federal Home Loan Bank

        A summary of the borrowings from the Federal Home Loan Bank follows:

December 31, 2001			December 31, 2000
Maturity Dates	Principal Amounts	Interest Rates	Maturity Dates	Principal Amounts	Interest Rates
2002	$878,859	3.99-7.79%	2001	$2,423,001	4.95-6.63%
2003	364,967	3.03-6.52%	2002	210,118	6.63-7.79%
2004	755,412	1.76-6.45%	2003	171,246	4.98-6.43%
2005	309,779	3.08-7.15%	2004	239,163	5.28-7.72%
2006	242,094	4.38-6.39%	2005	161,466	6.14-7.15%
2007-2021	92,994	3.23-8.14%	2006-2020	143,248	3.60-8.14%

	$2,644,105			$3,348,242

        At December 31, 2001 callable borrowings of $1.0 billion are shown in their respective periods assuming that the callable debt is redeemed at the initial call date while all other borrowings are shown in the periods corresponding to their scheduled maturity date.

        Short and long-term borrowings from the Federal Home Loan Bank, which consist of both fixed and adjustable rate borrowings, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets. During the fourth quarter of 2001, the Company prepaid $174.6 million of FHLB borrowings and incurred a prepayment penalty of $6.0 million ($3.9 million net of tax) which was recorded as an extraordinary item. The FHLB borrowings which were prepaid had a weighted average cost of 5.62% and a weighted average maturity of 2 years.

14. Subordinated Long-term Debt

        In June 2001, the Company's wholly-owned subsidiary, First Massachussetts Bank, NA, issued $200 million of 7.625% subordinated notes due in 2011. The Company incurred $2.0 million of debt issuance costs, which is being amortized over the ten year term. Interest is payable semi-annually in June and December. The notes qualify as Tier 2 capital.

15. Trust Preferred Securities

        The Company has two subsidiary business trusts—Peoples Heritage Capital Trust I and Banknorth Capital Trust I—of which the Company owns all of the common securities. These trusts have no independent assets or operations and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the Company and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. See Note 21 for the aggregate amount of junior subordinated debentures currently outstanding. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities. The effect of various contractual obligations of the Company undertaken in connection with the issuance of trust preferred securities is that the Company fully and unconditionally guarantees each trust's obligations under the trust securities. For information concerning the ability of the Company to obtain funds from banking subsidiaries, see Note 16. The trust preferred securities may be prepaid at par at the option of the trusts, in whole or in part, on or after their respective prepayment dates.

        At December 31, 2001, excluding trust preferred securities repurchased by the Company, Peoples Heritage Capital Trust I had $63.8 million of 9.06% trust preferred securities outstanding and Banknorth Capital Trust I had $30.0 million of 10.52% trust preferred securities outstanding. The Company repurchased in the open market $5.0 million in 2001 and $31.2 million in 1999 of trust preferred securities originally issued by Peoples Heritage Capital Trust I in 1997.

        The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

16. Shareholders' Equity

        In late 2001, the Company issued 16.5 million shares in connection with the acquisition of Andover (including 1.0 million shares issuable upon exercise of Banknorth stock options issued in exchange for Andover stock options). In January 2001, the Company's Board of Directors authorized the repurchase of up to 8 million shares, or approximately 6% of the outstanding Company common stock. In October 2001, the Board authorized the repurchase of an additional 5 million shares, bringing the total repurchase program to 13 million shares. As of December 31, 2001, the Company had repurchased 7.3 million shares at a total cost of $151.5 million. A total of 5.7 million shares remained under this authorization at December 31, 2001.

Regulatory Capital Requirements.

        Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. Certain of these standards relate capital to level of risk by assigning different weightings to assets and certain off-balance sheet activity. The Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

	Actual		Capital Requirements		Excess
As of December 31, 2001
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$1,763,236	12.23%	$1,153,369	8.00%	$609,867	4.23%
Tier 1 capital (to risk weighted assets)	1,382,903	9.59%	576,685	4.00%	806,218	5.59%
Tier 1 leverage capital ratio (to average assets)	1,382,903	7.14%	775,163	4.00%	607,740	3.14%
As of December 31, 2000
Total capital (to risk weighted assets)	$1,428,814	11.81%	$967,752	8.00%	$461,062	3.81%
Tier 1 capital (to risk weighted assets)	1,277,574	10.56%	483,876	4.00%	793,698	6.56%
Tier 1 leverage capital ratio (to average assets)	1,277,574	7.02%	727,852	4.00%	549,722	3.02%

        At December 31, 2001 and 2000, the Company and each of its depository subsidiaries were "well-capitalized", as defined, and in compliance with all applicable regulatory capital requirements.

Dividend Limitations.

        Dividends paid by subsidiaries are the primary source of funds available to the Company for payment of dividends to its shareholders. The Company's banking subsidiaries are subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the banking subsidiaries to the Company.

Stockholder Rights Plan.

        In 1989, the Company's Board of Directors adopted a Stockholder Rights Plan declaring a dividend of one preferred Stock Purchase Right for each outstanding share of Company common stock. The rights will remain attached to the Common Stock and are not exercisable except under limited circumstances relating to the acquisition of, the right to acquire beneficial ownership of, or tender offer for 20% or more of the outstanding shares of Company common stock. The rights have no voting or dividend privileges and, until they become exercisable, have no dilutive effect on the earnings of the Company. On July 27, 1999, the Board of Directors amended and restated the Stockholder Rights Plan to, among other things, extend the expiration date of the rights to September 25, 2009. On July 25, 2000, the Company again amended and restated the Stockholder Rights Plan to reflect its acquisition of Banknorth.

Earnings per share

        The following table presents a computation of earnings per share as of the dates indicated.

	Year Ended December 31,
	2001	2000	1999
Net income	$238,795	$191,734	$196,958

Weighted average shares outstanding
Basic	140,473	144,270	145,758
Dilutive effect of stock options	1,329	924	1,670

Diluted	141,802	145,194	147,428

Net income per share:
Basic	$1.70	$1.33	$1.35
Diluted	1.68	1.32	1.34

        Weighted average shares outstanding exclude 283 thousand, 378 thousand, and 473 thousand shares of unallocated ESOP shares at December 31, 2001, 2000 and 1999, respectively.

17. Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

        The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans, standby letters of credit, recourse arrangements on serviced loans and forward commitments to sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and recourse arrangements is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward commitments to sell loans through credit approvals, limits and monitoring procedures.

17. Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks (Continued)

        Financial instruments with off-balance sheet risk at December 31, 2001 and 2000 follow:

	Contract or Notional Amount at December 31,
	2001	2000
Financial instruments with notional or contract amounts which represent credit risk:
Commitments to originate loans, unused lines, standby letters of credit and unadvanced portions of construction loans	$4,398,307	$3,388,399
Commitments to invest in real estate limited partnerships	21,520	27,866
Commitments to invest in small business investments limited partnerships	15,997	6,712
Loans serviced with recourse	17,226	155,179
Loans sold with credit enhancements	—	28
Financial instruments with notional or contract amounts which exceed the amount of credit risk:
Forward commitments to sell loans	172,504	92,363
Interest rate floors:
—notional amount	—	145,000
—fair value	—	10

        Commitments to originate loans, unused lines of credit and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

        Forward commitments to sell residential mortgage loans are contracts which the Company enters into for the purpose of reducing the market risk associated with originating loans for sale. Risks may arise from the possible inability of the Company to originate loans to fulfill the contracts, in which case the Company would normally purchase loans from correspondent banks or in the open market to deliver against the contract.

        At December 31, 2001, the Company had $39.9 million of investments in tax advantaged limited partnerships primarily involved in approved low-income housing investment tax credit projects in the Company's market area and commitments to invest up to an additional $21.5 million in such partnerships. At December 31, 2001, the Company had $13.3 million invested in small business limited partnerships which primarily provide seed money to businesses in the Company's market area and commitments to invest up to an additional $16.0 million in such partnerships. Investments in both of the foregoing categories of assets are included under other assets.

Legal Proceedings.

        The Company and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinions of counsel, any such liability will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company and its subsidiaries.

Lease Obligations.

        The Company leases certain properties used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $19.9 million, $18.1 million and $16.5 million for the years ended 2001, 2000 and 1999, respectively.

        The following table sets forth the approximate future minimum lease payments over the remaining terms of the leases as of December 31, 2001.

2002	$18,310
2003	15,649
2004	14,206
2005	12,029
2006	10,948
2007 and after	61,862

$133,004

        The Company has also committed to occupy 140,000 square feet of office space in the greater Portland area. The Company is expected to occupy this space in the first quarter of 2003 when the building is completed and retrofitted. The lease has a fifteen year term and the base rent is $2.1 million per year.

18. Stock-Based Compensation Plans

Stock Option Plans.

        In 1995, the Company adopted a stock option plan for non-employee directors, which was amended and restated in 2000 to authorize the issuance of up to an additional 530,000 shares. The maximum number of shares which may be issued under the amended plan is 1,060,000 shares, of which 82,600 shares had been issued upon exercise of the stock options granted pursuant to this plan through December 31, 2001. Options to purchase 109,750 shares were granted in 2001 at an exercise price of $19.80 per share, options to purchase 100,000 shares were granted in 2000 at an exercise price of $14.13 per share and options to purchase 114,000 shares were granted in 1999 at an exercise price of $18.06 per share. At December 31, 2001, there were 563,500 shares available for future options under the plan.

        The Company has adopted various stock option plans for key employees. These plans include a stock option plan adopted in 1996 (the "1996 Option Plan"). The 1996 Option Plan, as amended, authorizes grants of options and other stock awards covering up to 13,000,000 shares of Common Stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of the grant and expire 10 years from the date of the grant. At December 31, 2001, there were 5,610,868 additional shares available for grant under the 1996 Option Plan.

        The per share weighted-average fair value of all stock options granted by the Company during 2001, 2000 and 1999 was $6.10, $5.23 and $5.72 on the date of the grants using the Black Scholes option-pricing model with the following average assumptions:

	2001	2000	1999
Expected dividend yield	2.48%	3.24%	2.74%
Risk-free interest rate	4.50	6.14	5.53
Expected life	5.00 years	5.00 years	5.00 years
Volatility	33.91%	38.27%	35.90%

        The Company applies APB Opinion No. 25 in accounting for its stock option plans and, due to the exercise price of options granted being equal to the then fair market value of the underlying stock, no cost has been recognized for its stock options in the financial statements. Had the Company determined cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated as follows:

	Year ended December 31,
	2001	2000	1999
Net Income
As reported	$238,795	$191,734	$196,958
Pro forma	$233,710	$188,146	$191,396
Basic Earnings per share
As reported	$1.70	$1.33	$1.35
Pro forma	$1.66	$1.30	$1.31
Diluted Earnings per share
As reported:	$1.68	$1.32	$1.34
Pro forma	$1.65	$1.30	$1.30

        Activity for all stock option plans during the three-year period ended December 31, 2001 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1998	8,005,383	$11.83
Granted	1,680,656	17.83
Exercised	1,713,368	8.26
Forfeited	281,540	16.72

Balance at December 31, 1999	7,691,131	$13.72
Granted	1,632,212	16.17
Exercised	1,530,041	8.60
Forfeited	597,363	18.66

Balance at December 31, 2000	7,195,939	$15.00
Granted	3,193,168	20.81
Granted for purchase acquisitions	1,018,863	10.01
Exercised	1,589,917	11.46
Forfeited	162,822	18.76

Balance at December 31, 2001	9,655,231	$16.90

        The range of per share exercise prices for outstanding and exercisable stock options at December 31, 2001 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/2001	Weighted Average Exercise Price
up to $5.00	157,091	1.6 years	$4.11	152,091	$4.25
$5.01 – $10.00	781,327	3.4	7.42	781,327	7.42
$10.01 – $15.00	1,186,824	4.7	11.83	1,185,074	11.83
$15.01 – $20.00	4,301,721	7.4	17.39	3,583,418	17.55
Over $20.00	3,228,268	9.5	21.04	251,700	23.13

	9,655,231			5,953,610

401(k) Plan and Employee Stock Ownership Plans (ESOP).

        The Company and its subsidiaries have contributory 401(k) Plans covering substantially all permanent employees. The Company matches employee contributions based on a predetermined formula and may make additional discretionary contributions.

        Effective January 1, 2001, the Company merged the Profit Sharing Employee Stock Ownership Plan (the "ESOP"), which was designed to invest primarily in Company common stock, into the 401(k)

Plan. The Company previously sponsored a leveraged employee stock ownership plan which was merged with and into the ESOP. The Company is required to make annual contributions to the ESOP equal to the ESOP's debt service and the unallocated shares are pledged as collateral for the debt. As the debt is repaid, shares are released from collateral and allocated to eligible employees. The total expense for these plans in 2001, 2000 and 1999 was $5.2 million, $5.0 million and $5.0 million, respectively.

Employee Stock Purchase Plan.

        The Company has an Employee Stock Purchase Plan that is available to employees with one year of service. The maximum number of shares which may be issued under the Employee Stock Purchase Plan is 1,352,000 shares. Employees have the right to authorize payroll deductions up to 10% of their salary. As of December 31, 2001, 1,246,049 shares had been purchased under this plan.

Restricted Stock Plan.

        In 1990, the Company adopted a Restricted Stock Plan under which up to $10,000 of the annual fee payable to each non-employee Director of the Company and participating subsidiaries is payable solely in shares of Company common stock. Shares issued under this plan totaled 6,358, 12,066 and 7,376 in 2001, 2000 and 1999, respectively.

19. Retirement and Other Benefit Plans

Pension Plan.

        The Company has a noncontributory defined benefit plan covering most permanent employees who have completed more than 1,000 hours of service per year. Benefits are based on career average earnings and length of service. The Company has historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

        The Company has adopted supplemental retirement plans for certain key officers. These plans were designed to offset the impact of changes in the pension plans which limit the benefits for highly-paid employees under qualified pension plans. The Company also has entered into deferred compensation agreements with certain key officers. The cost of these agreements is accrued but not funded. The Company holds corporate-owned life insurance policies on the lives of certain executives. The death benefits are payable to the Company and will assist in the funding of the deferred compensation liability. The Company will recover the costs of premium payments from the cash value of these policies.

Post Retirement Benefits Other Than Pensions.

        The Company and its subsidiaries sponsor post-retirement benefit programs which provide medical coverage and life insurance benefits to a closed group of employees and directors who meet minimum age and service requirements.

19. Retirement and Other Benefit Plans (Continued)

        The Company and its subsidiaries recognize costs related to post retirement benefits under the accrual method, which recognizes costs over the employee's period of active employment. The impact of adopting SFAS No. 106 is being amortized over a twenty year period beginning January 1, 1993.

        The following tables set forth the funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 2001 and 2000 for the pension plans and other post retirement benefit plans:

	Pension Plans		Other Post- Retirement Benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$119,866	$119,209	$11,954	$12,104
Service cost	5,063	5,636	87	312
Interest cost	9,273	9,296	883	1,019
Assumption changes	8,651	—	441	—
Actuarial (gain) loss	(1,777)	900	20	1,349
Acquisitions	5,467	—	370	—
Benefits paid	(7,721)	(9,300)	(1,339)	(1,230)
Curtailment gain	—	(5,875)	—	(1,600)

Benefit obligation at end of year	$138,822	$119,866	$12,416	$11,954

Change in plan assets
Fair value of plan assets at beginning of year	$121,019	$131,589	$—	$—
Actual return on plan assets	(6,893)	(3,315)	—	—
Employer contribution	27,252	2,046	1,339	1,230
Benefits paid	(7,721)	(9,301)	(1,339)	(1,230)
Acquisitions	7,314	—	—	—

Fair value of plan assets at end of year	$140,971	$121,019	$—	$—

Funded status	$2,149	$1,153	($12,416)	($11,954)
Unrecognized net actuarial (gain) loss	12,193	(12,679)	1,608	1,216
Unrecognized prior service cost	1,130	1,236	1,354	1,493
Unrecognized net transition obligation	(1,062)	(1,378)	4,471	4,864

Prepaid (accrued) benefit cost	$14,410	($11,668)	($4,983)	($4,381)

Weighted-average assumptions as of December 31
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.00%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

	Year Ended December 31,			Year Ended December 31,
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost
Service cost	$5,063	$5,636	$7,537	$87	$312	$336
Interest cost	9,273	9,296	8,945	883	1,019	852
Expected return on plan assets	(10,670)	(11,018)	(10,464)	—	—	—
Net amortization and deferral	(644)	(1,842)	(207)	534	571	545

Net periodic benefit cost	$3,022	$2,072	$5,811	$1,504	$1,902	$1,733

        Curtailment gains of $7.5 million and $8.0 million in 2000 and 1999, respectively, were recorded as a reduction of special charges relating to acquisitions.

20. Fair Value of Financial Instruments

        The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company's fair values should not be compared to those of other banks.

        Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company. For certain assets and liabilities, the information required under SFAS No. 107 is supplemented with additional information relevant to an understanding of the fair value. Also, fair values are presented for certain assets that are not financial instruments under the definition in SFAS No. 107.

        The following describes the methods and assumptions used by the Company in estimating the fair values of financial instruments and certain non-financial instruments:

        Cash and cash equivalents, including cash and due from banks, short-term investments and federal funds sold. For these cash and cash equivalents, which have maturities of 90 days or less, the carrying amounts reported in the balance sheet approximate fair values.

        Securities and loans held for sale.    Fair values are based on quoted bid market prices, where available. Where quoted market prices for an instrument are not available, fair values are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instrument being valued. Fair values are calculated based on the value of one unit without regard to premiums or discounts that might result from selling all of the Company's holdings of a particular security in one transaction.

        Loans and leases.    The fair values of commercial, commercial real estate, residential real estate, and certain consumer loans and leases are estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar quality.

        For certain adjustable/variable-rate loans, including home equity lines of credit the carrying value approximates fair value.

        For nonperforming loans and certain loans where the credit quality of the borrower has deteriorated significantly, fair values are estimated by discounting cash flows at a rate commensurate with the risk associated with those cash flows.

        Mortgage Servicing Rights.    The fair value of the Company's mortgage servicing rights at December 31, 2001 was based on the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions at that date. The fair value of the Company's mortgage servicing rights at December 31, 2000 was largely based on the terms of a contract to sell substantially all remaining mortgage servicing rights during the first quarter of 2001.

        Deposits.    The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on the deposit products of similar maturities.

        The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding ("deposit base intangibles")

        Borrowings, including federal funds purchased, securities sold under repurchase agreements, borrowings from the Federal Home Loan Bank and other borrowings. The fair value of the Company's long-term borrowings is estimated by discounting cash flows based on current rates available to the Company for similar types of borrowing arrangements. For short-term borrowings that mature or reprice in 90 days or less, carrying value approximates fair value.

Off-balance sheet instruments:

        Commitments to originate loans and commitments to extend credit and standby letters of credit. In the course of originating loans and extending credit and standby letters of credit, the Company will charge fees in exchange for its lending commitment. While these commitment fees have value, the Company has not estimated their value due to the short-term nature of the underlying commitments. Residential mortgage loan commitments with rate-lock agreements were valued based on investor yield requirements at the respective dates and are included in the recorded value of loans held for sale.

        Forward commitments to sell loans.    The fair value of the Company's forward commitments to sell loans reflects the value of origination fees and servicing rights recognizable upon sale of loans net of any cost to the Company if it fails to meet its sale obligation. Of the $172.5 million of forward sales commitments at December 31, 2001, the Company had $117.7 million in loans available to sell at that date as well as sufficient loan originations subsequent to December 31, 2001 to fulfill the commitments. Forward commitments to sell loans are valued based on investor yield requirements at the respective dates and are included in the recorded value of loans held for sale.

        Loans serviced with recourse.    Under certain of the Company's servicing arrangements with investors, the Company has recourse obligation to those serviced loan portfolios. In the event of foreclosure on a serviced loan, the Company is obligated to repay the investor to the extent of the investor's remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while the Company cannot project future losses, the fair value of this recourse obligation is deemed to be likewise insignificant.

        A summary of the carrying values and estimated fair values of the Company's significant financial instruments at December 31, 2001 and 2000 follows:

	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$921,211	$921,211	$544,992	$544,992
Securities available for sale	5,817,238	5,817,238	5,425,111	5,425,111
Securities held to maturity	339,623	340,737	455,547	457,110
Loans held for sale	117,674	117,674	51,131	51,823
Loans and leases, net	12,525,493	12,861,157	10,692,112	10,930,029
Mortgage servicing rights	8,484	8,603	23,225	24,926
Interest rate swaps, floor and corridor contracts	—	—	—	10
Liabilities:
Deposits (with no stated maturity)	9,408,702	9,408,702	7,540,655	7,540,655
Time deposits	4,812,347	4,842,734	4,566,601	4,584,201
Borrowings	4,602,388	4,651,406	4,659,390	4,666,620

21. Condensed Financial Information—Parent Company Only

	December 31,
	2001	2000
Balance Sheets
Assets:
Cash and due from banks	$12,356	$4,134
Interest bearing deposits with subsidiaries	18,355	67,894
Securities available for sale	39,311	34,038
Investment in subsidiaries	1,796,728	1,315,385
Goodwill and other intangibles	9,209	11,057
Amounts receivable from subsidiaries	23,701	3,832
Other assets	70,609	56,854

Total assets	$1,970,269	$1,493,194

Liabilities and shareholders' equity
Amounts payable to subsidiaries	$1,029	$6,949
Subordinated debentures supporting mandatory redeemable trust securities	134,021	134,021
Other liabilities	46,104	21,367
Shareholders' equity	1,789,115	1,330,857

Total liabilities and shareholders' equity	$1,970,269	$1,493,194

	Year Ended December 31,
	2001	2000	1999
Statements of Income
Operating income:
Dividends from subsidiaries	$175,793	$140,480	$203,983
Other operating income	4,989	7,909	6,931

Total operating income	180,782	148,389	210,914

Operating expenses:
Interest on borrowings	12,900	12,712	13,222
Amortization of goodwill and other intangibles	1,847	1,853	1,847
Special charges	4,277	7,758	14,710
Other operating expenses	224	336	6,595

Total operating expenses	19,248	22,659	36,374

Income before income taxes and equity in undistributed net income of subsidiaries	161,534	125,730	174,540
Income tax expense (benefit)	(4,485)	(2,319)	(10,733)

Income before equity in undistributed net income of subsidiaries	166,019	128,049	185,273
Equity in undistributed net income of subsidiaries	72,776	63,685	11,685

Net income	$238,795	$191,734	$196,958

	Year Ended December 31,
	2001	2000	1999
Statements of Cash Flows
Cash flows from operating activities:
Net income	$238,795	$191,734	$196,958
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Undistributed net income from subsidiaries	(72,776)	(63,685)	(11,685)
Amortization of goodwill and other intangibles	1,847	1,853	1,847
Decrease in unearned compensation	2,005	1,527	2,072
(Increase) decrease in amounts receivable from subsidiaries	(19,869)	57,705	(47,177)
(Increase) decrease in other assets	(13,705)	(15,525)	(11,661)
(Decrease) increase in amounts payable to subsidiaries	(5,920)	(21,771)	19,767
Increase (decrease) in other liabilities	24,931	(18,785)	17,466
Other, net	68	(42)	668

Net cash provided by operating activities	155,376	133,011	168,255

Cash flows from investing activities:
Net decrease (increase) in interest bearing deposits with subsidiaries	49,539	(2,009)	(37,961)
Sales of available for sale securities	—	—	1,432
Purchase of available for sale securities	(4,990)	—	(34,119)
Sales of held to maturity securities	—	2,854	—
Maturity of securities purchased under agreements to resell	—	12,250	—
Capital contribution from (to) subsidiary	—	—	11,890
Cash acquired in acquisition	6,328	—	—

Net cash provided (used) by investing activities	50,877	13,095	(58,758)

Cash flows from financing activities:
Proceeds from line of credit	35,000	—	—
Payment of line of credit	(35,000)	—	—
Payment of notes payable	(356)	(1,227)	(10,805)
Dividends paid to shareholders	(72,277)	(70,773)	(65,368)
Treasury stock acquired	(151,546)	(96,585)	(53,745)
Common stock issued	26,148	21,001	18,352

Net cash (used) provided by financing activities	(198,031)	(147,584)	(111,566)

Net increase (decrease) in cash due from banks	8,222	(1,478)	(2,069)
Cash and due from banks at beginning of year	4,134	5,612	7,681

Cash and due from banks at end of year	$12,356	$4,134	$5,612

Supplemental disclosure information:
Interest paid on borrowings	$12,900	$12,712	$13,210

22. Subsequent Events (unaudited)

        Effective January 1, 2002, the company completed the consolidation of eight of its banking subsidiaries and its subsidiary trust company into its Maine-based banking subsidiary, Peoples Heritage Bank, which was renamed Bankorth, NA in connection with these transactions.

        On February 11, 2002, the Company filed a shelf registration statement with the SEC which allows the Company to sell $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which also allows subsidiary trusts to sell capital securities.

        On February 22, 2002, a subsidiary of the Company, Banknorth Capital Trust II, issued $200 million of 8% trust preferred securities ("Securities") to the public under the shelf registration. The proceeds from the offering will be used for general corporate purposes, including working capital, capital expenditures, investments in or advances to existing or future indebtedness, repayment of maturing obligations, replacement of outstanding indebtedness and repurchase of outstanding stock. The Securities will pay interest quarterly, are mandatorily redeemable on April 1, 2032 and may be redeemed by the Trust at par any time on or after April 1, 2007.

        On February 26, 2002, the Company announced that it had entered into an agreement to acquire Massachusetts-based Ipswich Bancshares, Inc. ("Ipswich"). Ipswich had $321 million in assets and $15.1 million in shareholders' equity at December 31, 2001. Under terms of the agreement, each outstanding share of common stock of Ipswich will be converted into the right to receive $20.50 in cash or a number of whole shares of Company common stock determined by dividing $20.50 by the average closing prices of the Company common stock during a specified period preceding the merger, plus cash in lieu of any fractional share interest, subject to election and reallocation procedures which are intended to ensure that 51% of the outstanding shares of Ipswich common stock will be converted into the right to receive Company common stock and 49% of the outstanding Ipswich common stock will be converted into cash. The agreement has been approved by the Company and Ipswich Boards of Directors. The consummation of the merger is subject to the receipt of the approval of the shareholders of Ipswich and all required regulatory approvals and other customary closing conditions. The acquisition is expected to be completed in mid-2002.

        In addition, on February 26, 2002, the Company announced that the Board of Directors had authorized the repurchase of up to 8 million shares, or approximately 5% of its outstanding Company common stock, from time to time in the open market.

23. Selected Quarterly Data (unaudited)

	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$314,484	$306,125	$316,635	$326,545	$337,281	$336,559	$331,054	$325,393
Interest expense	126,008	136,323	150,917	170,578	185,668	188,192	180,236	172,567

Net interest income	188,476	169,802	165,718	155,967	151,613	148,367	150,818	152,826
Provision for loan and lease losses	13,378	12,061	9,311	7,138	6,651	6,250	5,849	5,068

Net interest income after provision for loan and lease losses	175,098	157,741	156,407	148,829	144,962	142,117	144,969	147,758
Noninterest income	63,599	60,551	57,597	58,756	64,067	56,067	56,782	50,168
Losses on securities restructuring	—	—	—	—	—	—	(15,895)	—
Special charges	2,007	—	—	5,608	(15)	414	37,271	5,337
Noninterest expenses	136,034	124,650	121,845	119,251	117,126	109,289	115,383	117,663

Income before income taxes	100,656	93,642	92,159	82,726	91,918	88,481	33,202	74,926
Income tax expense	35,152	31,440	32,266	27,343	29,554	27,890	14,323	25,026

Net income before extraordinary item and cumulative effect of change in accounting principle	65,504	62,202	59,893	55,383	62,364	60,591	18,879	49,900
Extraordinary item, net of tax	(3,897)	—	—	—	—	—	—	—

Net income before cumulative effect of change in accounting principle	61,607	62,202	59,893	55,383	62,364	60,591	18,879	49,900
Cumulative effect of change in accounting principle, net of tax	—	—	—	(290)	—	—	—	—

Net income	$61,607	$62,202	$59,893	$55,093	$62,364	$60,591	$18,879	$49,900

Basic earnings per share:
Net income before extraordinary item and cumulative effect of change in accounting principle	$0.45	$0.45	$0.44	$0.39	$0.43	$0.42	$0.13	$0.35
Extraordinary item, net of tax	(0.03)	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	—

Basic	$0.42	$0.45	$0.44	$0.39	$0.43	$0.42	$0.13	$0.35

Diluted earnings per share:
Net income before extraordinary item and cumulative effect of change in accounting principle	$0.44	$0.45	$0.43	$0.39	$0.43	$0.42	$0.13	$0.34
Extraordinary item, net of tax	(0.03)	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	—

	$0.41	$0.45	$0.43	$0.39	$0.43	$0.42	$0.13	$0.34

Operating earnings per share(1):
Basic	$0.46	$0.45	$0.44	$0.42	$0.43	$0.42	$0.40	$0.37
Diluted	$0.45	$0.45	$0.43	$0.42	$0.43	$0.42	$0.40	$0.37

(1)
Earnings before special charges, losses on securities restructuring, extraordinary item and cumulative effect of change in accounting principle.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Banknorth Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts January 11, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to "Election of Directors" on pages 2 through 7 and "Executive Officers who are not Directors" on pages 11 and 12 of the definitive Proxy Statement of the Company, dated March 22, 2002 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to "Compensation of Executive Officers and Transactions with Management" on pages 16 through 23 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" on pages 13 through 15 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to "Indebtedness of Management" and "Certain Transactions" on page 24 of the Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)    The following financial statements are incorporated by reference from Item 8 hereof:

  Consolidated balance sheets at December 31, 2001 and 2000

  Consolidated statements of income for each of the years in the three-year period ended December 31, 2001

  Consolidated statements of changes in shareholders' equity for each of the years in the three-year period ended December 31, 2001

  Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2001

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

        (a)(3)    The following exhibits are included as part of this Form 10-K. Where applicable, references to Banknorth include Peoples Heritage Financial Group, Inc., its name prior to May 10, 2000.

Exhibit No.	Exhibit	Location
3(a)(1)	Amended and Restated Articles of Incorporation of Banknorth	(1)
3(a)(2)	Amendments to the Articles of Incorporation of Banknorth	(2)
3(b)	Bylaws of Banknorth	(4)
4(a)	Specimen Common Stock certificate	(3)
4(b)	Stockholder Rights Agreement, dated as of September 12, 1989 and amended and restated as of July 27, 1999 and as of July 25, 2000, between Banknorth and American Stock Transfer & Trust Company, as Rights Agent	(8)
4(c)	Instruments defining the rights of security holders, including indentures	(6)
10(a)	Form of Severance Agreement between Banknorth and each executive officer of Banknorth identified in the Proxy Statement	(4)
10(b)	Form of First Amendment to Severance Agreement between Banknorth and each executive officer identified in the Proxy Statement	(7)
10(c)	Amended and Restated Supplemental Retirement Agreement among Banknorth, its subsidiaries and William J. Ryan
10(d)(1)	Supplemental Retirement Agreement among Banknorth, its subsidiaries and Peter J. Verrill	(9)
10(d)(2)	Amendment to the Supplemental Retirement Agreement among Banknorth, its subsidiaries and Peter J. Verrill	(4)

10(e)	Supplemental Retirement Agreement among Banknorth, its subsidiaries and John W. Fridlington	(10)
10(f)(1)	Form of Supplemental Retirement Agreement among Banknorth, its subsidiaries and each executive officer of Banknorth named in the Proxy Statement (other than Messrs. Ryan, Verrill and Fridlington)	(11)
10(f)(2)	Form of Amendment to Supplemental Retirement Agreement among Banknorth, its subsidiaries and each executive officer of Banknorth named in the Proxy Statement (other than Messrs. Ryan, Verrill and Fridlington)	(4)
10(g)	Amended and Restated 2000 Deferred Compensation Plan for Non-Employee Directors and Key Employees
10(h)	1986 Stock Option and Stock Appreciation Rights Plan, as amended	(12)
10(i)	Amended and Restated Employee Stock Purchase Plan	(5)
10(j)	Amended and Restated Restricted Stock Plan for Non- Employee Directors	(13)
10(k)	Amended and Restated 1995 Stock Option Plan for Non- Employee Directors
10(l)	Amended and Restated 401(k) Plan
10(m)	1996 Equity Incentive Plan, as amended	(14)
10(n)	Executive Incentive Plan	(5)
10(o)	Bank of New Hampshire Corporation Executive Excess Benefit Plan for Paul R. Shea	(15)
10(p)	Supplemental Executive Retirement Plan of Evergreen Bancorp, Inc. (which covers only Director Dougan)	(16)
21	Subsidiaries of Banknorth
23	Consent of KPMG LLP

(1)
Incorporated by reference to Exhibit A to the Agreement and Plan of Merger, dated as of October 27, 1997, between Banknorth and CFX Corporation, which agreement is included as Exhibit A to the Prospectus/Proxy Statement included in the Form S-4 Registration Statement (No. 333-23991) filed by Banknorth with the SEC on December 31, 1997.

(2)
Exhibits are incorporated by reference to (i) the proxy statement filed by Banknorth with the SEC on March 23, 1998, (ii) the proxy statement filed by Banknorth with the SEC on March 22, 2000 and (iii) the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000, which describes an amendment which changed the name of the registrant to "Banknorth Group, Inc."

(3)
Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000.

(4)
Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth for the year ended December 31, 2000.

(5)
Exhibit is incorporated by reference to the proxy statement filed by Banknorth with the SEC on March 22, 2002.

(6)
Banknorth has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of Banknorth and its subsidiaries on a consolidated basis. Banknorth hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(7)
Exhibit is incorporated by reference to Banknorth's Form 10-Q report for the three months ended June 30, 2001.

(8)
Exhibit is incorporated by reference to the Form 8-A/A report filed by Banknorth with the SEC on July 28, 2000.

(9)
Exhibit is incorporated by reference to Banknorth's Form 10-K report for the year ended December 31, 1990.

(10)
Exhibit is incorporated by reference to Banknorth's Form 10-K report for the year ended December 31, 1994.

(11)
Exhibit is incorporated by reference to Banknorth's Form 10-K report for the year ended December 31, 1997.

(12)
Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by Banknorth with the SEC on February 22, 1988. An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by Banknorth with the SEC on March 24, 1994.

(13)
Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth for the year ended December 31, 1996.

(14)
Exhibit is incorporated by reference to the proxy statement filed by Banknorth with the SEC on March 21, 2001.

(15)
Exhibit is incorporated by reference to the Form 10-K report filed by Bank of New Hampshire Corporation (File No. 0-9517) for the year ended December 31, 1994.

(16)
Exhibit is incorporated by reference to the Form 10-K report filed by Evergreen Bancorp, Inc. for the year ended December 31, 1996.

        Banknorth's management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(p).

  (b)
  Banknorth filed a Current Report on Form 8-K on November 1, 2001.

  (c)
  See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

  (d)
  There are no other financial statements and financial statement schedules which were excluded from this report which are required to be included herein.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Banknorth has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKNORTH GROUP, INC.
Date: March 5, 2002	By:	/s/ WILLIAM J. RYAN William J. Ryan Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

Gary G. Bahre	Director
/s/ P. KEVIN CONDRON P. Kevin Condron	Director	March 13, 2002
/s/ GEORGE W. DOUGAN George W. Dougan	Director	March 13, 2002
/s/ ALLEN M. GLICK Allen M. Glick	Director	March 11, 2002
/s/ LUTHER F. HACKETT Luther F. Hackett	Director	March 7, 2002
/s/ DANA S. LEVENSON Dana S. Levenson	Director	March 13, 2002
John M. Naughton	Director
/s/ MALCOLM W. PHILBROOK, JR. Malcolm W. Philbrook, Jr.	Director	March 13, 2002

/s/ ANGELO PIZZAGALI Angelo Pizzagali	Director	March 8, 2002
/s/ PAMELA P. PLUMB Pamela P. Plumb	Director	March 7, 2002
/s/ IRVING E. ROGERS, III Irving E. Rogers, III	Director	March 11, 2002
/s/ WILLIAM J. RYAN William J. Ryan	Chairman, President and Chief Executive Officer (principal executive officer)	March 5, 2002
/s/ CURTIS M. SCRIBNER Curtis M. Scribner	Director	March 7, 2002
Paul R. Shea	Director
/s/ JOHN E. VEASEY John E. Veasey	Director	March 11, 2002
/s/ PATRICK E. WELCH Patrick E. Welch	Director	March 13, 2002
/s/ PETER J. VERRILL Peter J. Verrill	Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)	March 13, 2002
/s/ STEVEN J. BOYLE Steven J. Boyle	Executive Vice President and Controller (principal accounting officer)	March 13, 2002

QuickLinks

BANKNORTH GROUP, INC. 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
Financial Tables
BANKNORTH GROUP, INC. CONSOLIDATED BALANCE SHEETS
BANKNORTH GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME
BANKNORTH GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BANKNORTH GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
BANKNORTH GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts expressed in thousands, except per share data)
INDEPENDENT AUDITORS' REPORT
SIGNATURES