Form 10-Q
period 2002-03-31
BANKNORTH GROUP INC/ME
filed 2002-05-15
CIK 829750

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16947

BANKNORTH GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maine	01-0437984

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Portland Square, Portland, Maine	04112

(Address of principal executive offices)	(Zip Code)

(207) 761-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes        No

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of April 30, 2002 is:

Common stock, par value $.01 per share	147,044,999

(Class)	(Outstanding)

INDEX

BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001

Assets	(Unaudited)
Cash and due from banks	$479,151	$650,588

Federal funds sold and other short term investments	20,061	270,623

Securities available for sale, at market value	5,979,155	5,817,238

Securities held to maturity (fair value of $314,110 and $340,737 at March 31, 2002 and December 31, 2001, respectively)	310,724	339,623

Loans held for sale	62,471	117,674

Loans and leases:

Residential real estate mortgages	2,561,552	2,627,125

Commercial real estate mortgages	4,134,095	4,094,039

Commercial business loans and leases	2,502,967	2,462,653

Consumer loans and leases	3,569,126	3,531,513

Total loans and leases	12,767,740	12,715,330

Less: Allowance for loan and lease losses	190,890	189,837

Net loans and leases	12,576,850	12,525,493

Premises and equipment, net	238,691	237,440

Goodwill	407,579	409,340

Identifiable intangible assets	53,958	57,293

Mortgage servicing rights	8,503	8,484

Bank-owned life insurance	364,779	321,113

Other assets	353,216	321,677

Total assets	$20,855,138	$21,076,586

Liabilities and Shareholders’ Equity

Deposits:

Savings accounts	$1,705,517	$1,604,556

Money market access and NOW accounts	5,170,005	5,129,626

Certificates of deposit	4,726,465	4,811,357

Brokered deposits	60,596	72,171

Demand deposits	2,468,844	2,603,339

Total deposits	14,131,427	14,221,049

Federal funds purchased and securities sold under repurchase agreements	1,576,127	1,620,555

Borrowings from the Federal Home Loan Bank	2,529,520	2,644,105

Other borrowings	8,739	43,972

Subordinated long-term debt	200,000	200,000

Company obligated, mandatorily redeemable securities of subsidiary trusts holding solely parent junior subordinated debentures	293,756	93,756

Other liabilities	418,680	464,034

Total liabilities	19,158,249	19,287,471

Shareholders’ Equity:

Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—

Common stock (par value $0.01 per share, 400,000,000 and 200,000,000 shares authorized, 165,122,722 shares issued in 2002 and 165,123,674 shares issued in 2001)	1,651	1,651

Paid-in capital	956,239	958,764

Retained earnings	1,103,748	1,056,678

Unearned compensation	(455)	(1,017)

Treasury stock, at cost (18,206,450 shares in 2002 and 13,903,074 shares in 2001)	(376,455)	(267,529)

Accumulated other comprehensive income	12,161	40,568

Total shareholders’ equity	1,696,889	1,789,115

Total liabilities and shareholders’ equity	$20,855,138	$21,076,586

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Interest and dividend income:
Interest and fees on loans and leases	$221,784	$228,824
Interest and dividends on securities	84,222	97,721

Total interest and dividend income	306,006	326,545

Interest expense:
Interest on deposits	64,841	104,239
Interest on borrowed funds	44,642	66,339

Total interest expense	109,483	170,578

Net interest income	196,523	155,967
Provision for loan and lease losses	11,828	7,138

Net interest income after provision for loan and lease losses	184,695	148,829

Noninterest income:
Deposit services	18,960	17,546
Mortgage banking services	1,676	3,234
Trust and investment management services	8,277	8,787
Investment planning services	2,718	1,698
Insurance brokerage commissions	10,155	9,968
Bank-owned life insurance	4,376	4,306
Merchant and electronic banking income, net	7,749	6,491
Loan fee income	5,433	2,703
Net securities gains	19	759
Other noninterest income	2,213	3,264

	61,576	58,756

Noninterest expenses:
Salaries and employee benefits	75,298	61,694
Data processing	10,582	8,961
Occupancy	12,498	11,812
Equipment	9,730	8,161
Amortization of goodwill	—	2,793
Amortization of identifiable intangible assets	3,335	2,631
Special charges	8,204	5,608
Other noninterest expenses	25,039	23,199

	144,686	124,859

Income before income tax expense	101,585	82,726
Applicable income tax expense	34,256	27,343

Net income before cumulative effect of change in accounting principle	67,329	55,383
Cumulative effect of change in accounting principle, net of tax	—	(290)

Net income	$67,329	$55,093

Basic earnings per share:
Net income before cumulative effect of accounting change	$0.45	$0.39
Cumulative effect of change in accounting principle, net of tax	—	—

Net income	$0.45	$0.39

Diluted earnings per share:
Net income before cumulative effect of accounting change	$0.45	$0.39
Cumulative effect of change in accounting principle, net of tax	—	—

Net income	$0.45	$0.39

Weighted average shares outstanding:
Basic	149,347	140,800
Diluted	151,116	142,007

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

						Accumulated
				Unearned		Other
	Common	Paid-in	Retained	Compen-	Treasury	Comprehensive
	Stock	Capital	Earnings	sation	Stock	Income (Loss)	Total

Balances at December 31, 2001	$1,651	$958,764	$1,056,678	($1,017)	($267,529)	$40,568	$1,789,115

Net income	—	—	67,329	—	—	—	67,329

Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	—	(28,393)	(28,393)

Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(14)	(14)

Comprehensive income							38,922

Treasury stock issued for employee benefit plans	—	(5,508)	—	—	23,118	—	17,610

Treasury stock purchased	—	—	—	—	(132,815)	—	(132,815)

Issuance and distribution of restricted stock	—	(421)	—	—	771	—	350

Decrease in unearned compensation-ESOP	—	3,421	—	562	—	—	3,983

Payment of fractional shares	—	(17)	—	—	—	—	(17)

Cash dividends	—	—	(20,259)	—	—	—	(20,259)

Balances at March 31, 2002	$1,651	$956,239	$1,103,748	($455)	($376,455)	$12,161	$1,696,889

Balances at December 31, 2000	$1,496	$617,234	$897,214	($1,354)	($149,246)	($34,487)	$1,330,857

Net income	—	—	55,093	—	—	—	55,093

Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	47,250	47,250

Unrealized loss on cash flow hedges						(341)	(341)

Comprehensive income							102,002

Treasury stock issued for employee benefit plans	—	297	(1,181)	—	5,257	—	4,373

Treasury stock purchased	—	—	—	—	(58,660)	—	(58,660)

Issuance and distribution of restricted stock	—	(29)	(33)	—	113	—	51

Decrease in unearned compensation-ESOP	—	387	—	84	—	—	471

Payment of fractional shares	—	(1)	—	—	—	—	(1)

Cash dividends	—	—	(18,230)	—	—	—	(18,230)

Balances at March 31, 2001	$1,496	$617,888	$932,863	($1,270)	($202,536)	$12,422	$1,360,863

         See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:

Net income	$67,329	$55,093

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	11,828	7,138

Depreciation	8,680	7,131

Amortization of goodwill and other intangibles	3,335	5,424

Provision for deferred tax expense	3,676	46

ESOP and restricted stock expense	3,983	471

Issuance of restricted stock units	350	51

Net (gains) realized from sales of securities and consumer loans	(19)	(1,527)

Net (gains) losses realized from sales of loans held for sale (a component of mortgage banking services)	(2,179)	1,271

Earnings from bank owned life insurance	(4,376)	(4,306)

Net (increase) decrease in mortgage servicing rights	(19)	22,734

Proceeds from sales of loans held for sale	216,023	136,151

Residential loans originated for sale	(158,641)	(198,976)

Net (increase) decrease in interest and dividends receivable and other assets	(10,617)	14,811

Net (decrease) increase in other liabilities	(45,354)	9,906

Net cash provided by operating activities	93,999	55,418

Cash flows from investing activities:

Proceeds from sales of securities available for sale	220,150	186,542

Proceeds from maturities and principal repayments of securities available for sale	617,563	428,384

Purchases of securities available for sale	(1,043,295)	(676,919)

Proceeds from maturities and principal repayments of securities held to maturity	28,899	23,209

Net (increase) decrease in loans and leases	(63,185)	41,697

Proceeds from sale of loans	—	39,303

Net additions to premises and equipment	(9,931)	(10,027)

Purchases of bank owned life insurance	(40,000)	—

Net cash (used) provided by investing activities	(289,799)	32,189

Cash flows from financing activities:

Net (decrease) increase in deposits	(89,622)	74,217

Net (decrease) in securities sold under repurchase agreements	(23,428)	(20,683)

Proceeds from Federal Home Loan Bank borrowings	3,280	3,260,065

Payments on Federal Home Loan Bank borrowings	(117,865)	(3,311,018)

Net (decrease) increase in other borrowings	(35,233)	127,831

Issuance of securities of subsidiaries trusts	193,150	—

Issuance of stock	17,593	4,372

Purchase of treasury stock	(132,815)	(58,660)

Dividends paid	(20,259)	(18,230)

Net cash (used) provided by financing activities	(205,199)	57,894

Increase (decrease) in cash and cash equivalents	(400,999)	145,501

Cash and cash equivalents at beginning of period	871,211	392,989

Cash and cash equivalents at end of period	$470,212	$538,490

For the three months ended March 31, 2002 and 2001, interest of $106,425 and $172,817 and income taxes of $1,055 and $7,478 were paid, respectively.

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(In thousands, except per share data)
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. Banknorth Group, Inc. (“Banknorth”) has not changed its accounting and reporting policies from those disclosed in its 2001 Annual Report, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as discussed in Note 2 and No. 144 , “Accounting for the Impairment or Disposal of Long-lived Assets” as discussed in Note 7.

Effective January 1, 2002, Banknorth completed the consolidation of eight of its banking subsidiaries and its subsidiary trust company into its Maine-based banking subsidiary, Peoples Heritage Bank NA, which was renamed Bankorth, NA in connection with these transactions.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

Note 2 – Goodwill and Other Intangible Assets

Banknorth adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the date of adoption, we had unamortized goodwill in the amount of $409.3 million, and unamortized identifiable intangible assets in the amount of $57.3 million, all of which were subject to the transition provisions of SFAS No. 141, “Business Combinations” and No. 142. Banknorth has not yet completed a transitional impairment test on goodwill assets, however based on evaluation results to date, impairment losses, if any, are not expected to be material. Banknorth does not currently have any other indefinite-lived intangible assets recorded in the consolidated balance sheet. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standard. The full impact of adopting SFAS No. 142 is expected to result in an increase in net income of approximately $10.2 million, or approximately $.07 per diluted share in 2002, as a result of no longer having to amortize goodwill. At March 31, 2002, Banknorth had $54.0 million in unamortized identifiable intangible assets consisting of core deposit intangibles, “SFAS 72” intangibles and other intangibles. Total amortization expense associated with these intangible assets in the first quarter of 2002 and 2001 was $3.3 million and $2.6 million, respectively. Assuming retroactive adoption of SFAS No. 142, net income for the quarter ended March 31, 2001 would have been $57.6 million and diluted earnings per share would have been $0.41 for the same period.

The changes in the carrying amount of goodwill and identifiable intangible assets for the three months ended March 31, 2002 follows:

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Balance, December 31, 2001	$409,340	$21,321	$35,972	$57,293

Recorded during the quarter	—	—	—	—

Amortization expense	—	(1,470)	(1,865)	(3,335)

Impairment recognized	—	—	—	—

Adjustment of purchase accounting estimates	(533)	—	—	—

Change in deferred taxes related to remaining book/tax basis differences of purchase accounting adjustments	(1,228)	—	—	—

Balance, March 31, 2002	$407,579	$19,851	$34,107	$53,958

Estimated Amortization Expense:

2002	—	$6,033	$7,455	$13,488

2003	—	2,691	3,690	6,380

2004	—	2,063	2,861	4,924

2005	—	1,548	2,486	4,034

2006	—	1,548	2,486	4,034

The components of identifiable intangible assets follows:

	March 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:

Core deposit intangibles	$42,270	$22,419	$19,851

“SFAS 72” intangibles	45,787	12,842	32,945

Other identifiable intangibles	1,350	188	1,162

Total	$89,407	$35,449	$53,958

The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the quarters ended March 31, 2002 and 2001.

	Three months ended
	March 31,

	2002	2001

Reported net income	$67,329	$55,093

Add back:

Goodwill amortization (1)	—	2,519

Adjusted net income	$67,329	$57,612

Basic earnings per share:

Reported net income	$0.45	$0.39

Add back:

Goodwill amortization (1)	—	0.02

Adjusted net income	$0.45	$0.41

Diluted earnings per share:

Reported net income	$0.45	$0.39

Add back:

Goodwill amortization (1)	—	0.02

Adjusted net income	$0.45	$0.41

(1) After-tax effect

Note 3 – Capital Trust Securities

On February 22, 2002, a subsidiary of Banknorth, Banknorth Capital Trust II, issued $200 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Banknorth. The proceeds from the offering to Banknorth, which were net of $6.8 million of issuance costs, will be used for general corporate purposes, including working capital, capital expenditures, investments in or advances to existing or future indebtedness, repayment of maturing obligations, replacement of outstanding indebtedness and repurchase of outstanding stock. The Securities pay interest quarterly, are mandatorily redeemable on April 1, 2032 and may be redeemed by the Trust at par any time on or after April 1, 2007.

Note 4 – Capital

On February 26, 2002, Banknorth announced that the Board of Directors had authorized it to repurchase up to 8 million shares, or approximately 5% of its outstanding common stock, from time to time in the open market. This is in addition to the 13 million share buyback program authorized in 2001, of which Banknorth had purchased 12.8 million shares through March 31, 2002 at an average price of $22.15.

Note 5 — Comprehensive Income

The components of comprehensive income for Banknorth are net income, unrealized gains (losses) on securities available for sale and unrealized gains (losses) on cash flow hedges, net of tax. The following is a reconciliation of comprehensive income for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,

	2002	2001

Net income	$67,329	$55,093

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on available for sale securities:

Unrealized holding gains (losses) arising during the period	(28,381)	47,743

Less: reclassification adjustment for gains included in net income	12	493

	(28,393)	47,250

Unrealized gains (losses) on cash flow hedges:

Unrealized holding losses arising during the period	(227)	(586)

Less: reclassification adjustment for losses included in net income	(213)	(245)

	(14)	(341)

Other comprehensive income (loss), net	(28,407)	46,909

Comprehensive income	$38,922	$102,002

Note 6 – Earnings Per Share

The computations of basic and diluted net income per share and weighted average shares outstanding follow:

	Three Months Ended
	March 31,

	2002	2001

Net income before cumulative effect of accounting change	$67,329	$55,383

Cumulative effect of change in accounting principle, net of tax	—	(290)

Net income	$67,329	$55,093

Weighted average basic common shares outstanding	149,347	140,800

Effect of dilutive stock options	1,769	1,207

Weighted average diluted common shares outstanding	151,116	142,007

Basic earnings per share:

Net income before cumulative effect of accounting change	$0.45	$0.39

Cumulative effect of change in accounting principle, net of tax	—	—

Net income	$0.45	$0.39

Diluted earnings per share:

Net income before cumulative effect of accounting change	$0.45	$0.39

Cumulative effect of change in accounting principle, net of tax	—	—

Net income	$0.45	$0.39

Note 7 — Adoption of New Accounting Standards

         In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 provides additional implementation guidance and supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” It is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 was adopted on January 1, 2002 with no material impact on our financial condition or results of operations.

Note 8 — Pending Acquisitions

         On April 11, 2002, Banknorth announced that it had entered into an agreement to acquire Connecticut-based Bancorp Connecticut, Inc. (“Bancorp”) for $28.00 per share in cash. At March 31, 2002, Bancorp had total assets of $676 million and shareholders’ equity of $58 million. Bancorp is the parent company of Southington Savings Bank. The definitive agreement has been approved by the Board of Directors of Banknorth and Bancorp. The consummation of the merger is subject to the receipt of the approval of the shareholders of Bancorp and all required regulatory approvals and other customary closing conditions. The acquisition is expected to be completed in the third quarter of 2002.

         On February 26, 2002, the Company announced that it had entered into an agreement to acquire Massachusetts-based Ipswich Bancshares, Inc. (“Ipswich”). Ipswich had $324 million in assets and $15.4 million in shareholders’ equity at March 31, 2002. Under terms of the agreement, each outstanding share of common stock of Ipswich will be converted into the right to receive $20.50 in cash or a number of whole shares of Banknorth common stock determined by dividing $20.50 by the average closing prices of Banknorth common stock during a specified period preceding the merger, plus cash in lieu of any fractional share interest, subject to election and allocation procedures which are intended to ensure that 51% of the outstanding shares of Ipswich common stock will be converted into the right to receive Banknorth common stock and 49% of the outstanding Ipswich common stock will be converted into cash. The agreement has been approved by Banknorth and Ipswich Boards of Directors. The consummation of the merger is subject to the receipt of the approval of the shareholders of Ipswich and all required regulatory approvals and other customary closing conditions. The acquisition is expected to be completed in mid-2002.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SUMMARY

We reported consolidated net income of $67.3 million, or $0.45 per diluted share, for the first quarter of 2002 as compared with $55.1 million, or $0.39 per diluted share, for the first quarter of 2001, an increase of 15% on a diluted per share basis. Results in each period were diminished by the effect of special charges, which consist of merger-related charges, charter consolidation costs, certain asset write-downs and branch closing costs. Special charges totaled $5.3 million (after-tax), or $.03 per diluted share, and $3.7 million (after-tax), or $.03 per diluted share for the three months ended March 31, 2002 and 2001, respectively.

Cash return on average equity (“Cash ROE”) and cash return on average assets (“ Cash ROA”) were 21.83% and 1.42%, respectively, for the quarter ended March 31, 2002. Cash ROE and Cash ROA were 20.77% and 1.35%, respectively, for the quarter ended March 31, 2001. The increases were primarily due to higher net income.

Results for the first quarter of 2002 improved over the first quarter of 2001 due to a 26% increase in net interest income, which was partially offset by expense growth of 16% and a 66% increase in the provision for loan and lease losses. Net interest income increased $40.6 million and the net interest margin increased by 46 basis points. This was due largely to the acquisition of Andover Bancorp and MetroWest Bank in the fourth quarter of 2001, as well as a decrease in the cost of funds due to a decline in short-term interest rates resulting from Federal Reserve Board rate cuts during 2001 and an improved asset-liability mix. The $4.7 million increase in the provision for loan and lease losses over the first quarter of 2001 was reflective of higher net charge-offs and higher loan levels. Noninterest income increased by $2.8 million, primarily due to a $2.7 million increase in loan fee income. Noninterest expenses for the first quarter of 2002 increased by $19.8 million, or 16%, over the first quarter of 2001 largely due to the acquisitions of Andover and MetroWest. This includes increases in salaries and employee benefits expense of $13.6 million, or 22%, data processing expense of $1.6 million, or 18%, and equipment expense of $1.6 million, or 19%, which were partially offset by a decrease of $2.8 million in goodwill amortization expense in accordance with new accounting rules which became effective January 1, 2002. The increase in noninterest expense during the first quarter of 2002 reflects our acquisitions of Andover Bancorp, Inc. and MetroWest Bank in the fourth quarter of 2001 and other increases in the ordinary course of business. The cash efficiency ratio was 54.77% in the first quarter of 2002 compared to 55.82% in the comparable period last year. For a description of the methodology we use to calculate the cash efficiency ratio, see Note 5 to Table 1. Selected quarterly data, ratios and per share data are provided in Table 1.

TABLE 1 — Selected Quarterly Data
(Dollars in thousands, except per share data)

	2002	2001	2001	2001	2001
	First	Fourth	Third	Second	First

Net interest income	$196,523	$188,476	$169,802	$165,718	$155,967

Provision for loan and lease losses	11,828	13,378	12,061	9,311	7,138

Net interest income after loan and lease loss provision	184,695	175,098	157,741	156,407	148,829

Noninterest income (1)	61,557	63,560	60,065	57,552	57,997

Net securities gains	19	39	486	45	759

Noninterest expenses (excluding special charges) (2)	136,482	136,034	124,650	121,845	119,251

Special charges (2)	8,204	2,007	—	—	5,608

Income before income taxes	101,585	100,656	93,642	92,159	82,726

Income tax expense	34,256	35,152	31,440	32,266	27,343

Net income before extraordinary item and cumulative effect of change in accounting principle	67,329	65,504	62,202	59,893	55,383

Extraordinary item-early extinguishment of debt, net of tax	—	(3,897)	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(290)

Net income	$67,329	$61,607	$62,202	$59,893	$55,093

Basic earnings per share:

Net income before extraordinary item and cumulative effect of change in accounting principle	$0.45	$0.45	$0.45	$0.44	$0.39

Extraordinary item-early extinguishment of debt, net of tax	—	(0.03)	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—

	$0.45	$0.42	$0.45	$0.44	$0.39

Diluted earnings per share:

Net income before extraordinary item and cumulative effect of change in accounting principle	$0.45	$0.44	$0.45	$0.43	$0.39

Extraordinary item-early extinguishment of debt, net of tax	—	(0.03)	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—

	$0.45	$0.41	$0.45	$0.43	$0.39

Cash return on average assets (4)	1.42%	1.35%	1.48%	1.44%	1.35%

Cash return on average equity (4)	21.83%	19.81%	21.57%	22.11%	20.77%

Net interest margin	4.24%	4.13%	4.09%	3.98%	3.78%

Noninterest income as a percent of total income (1)	23.85%	25.22%	26.13%	25.78%	27.11%

Cash efficiency ratio (5)	54.77%	52.44%	51.88%	52.16%	55.82%

Operating data (6):

Net income	$67,329	$61,607	$62,202	$59,893	$55,093

Add: Special charges, net of tax	5,342	1,294	—	—	3,651

Extraordinary item — early extinguishment of debt, net of tax	—	3,897	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	290

Operating income	$72,671	$66,798	$62,202	$59,893	$59,034

Operating ratios (6):

Return on average assets (excluding special items) (2) (3)	1.44%	1.33%	1.37%	1.32%	1.32%

Return on average equity (excluding special items) (2) (3)	16.69%	15.67%	17.63%	17.85%	17.78%

(1)	Excludes securities transactions.

(2)	Special charges consist of merger charges, charter consolidation costs, asset write-downs and branch closing costs. See Table 5. Special items consists of (i) special charges, (ii) extraordinary item for the early extinguishment of debt in the fourth quarter of 2001 and (iii) cumulative effect of change in accounting principle in the first quarter 2001.

(3)	Annualized.

(4)	Excludes the after-tax effect of amortization of intangible assets.

(5)	Represents noninterest expenses, excluding amortization of intangible assets, as a percentage of net interest income and noninterest income, excluding net securities gains and losses.

(6)	Operating data and ratios set forth above are not presented in accordance with accounting principles generally accepted in the United States of America or any other standardized requirements and, accordingly, there can be no assurance that it is comparable with similar financial data of other issuers. However, management believes that the data provides meaningful supplemental information regarding operating results.

RESULTS OF OPERATIONS

Net Interest Income

Fully-taxable equivalent net interest income for the first quarter of 2002 increased $40.4 million compared to the first quarter of 2001 while the net interest margin increased from 3.78% to 4.24% during the respective periods. These increases were primarily due to decreases in the rate paid on interest-bearing liabilities exceeding decreases in the rate received on interest-earning assets and, to a lesser extent, an increase in the average amount of loans outstanding. The rate decreases were reflective of the Federal Reserve rate cuts during 2001. Average loans as a percent of average earning assets was 68% and 65% for the quarters ended March 31, 2002 and 2001, respectively. Average loans and leases increased by $1.9 billion, or 17%, compared to the first quarter of 2001, mostly due to the acquisition of Andover and MetroWest in the fourth quarter of 2001.

Table 2 shows quarterly average balances, net interest income by category and rates for the first quarter of 2002 and for each of the quarters in 2001. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also “Asset-Liability Management” below.

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

TABLE 2 — Average Balances, Yields and Rates
(Dollars in thousands)

	2002 First Quarter			2001 Fourth Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):

Residential real estate mortgages	$2,675,415	$47,265	7.07%	$2,568,103	$47,262	7.36%

Commercial real estate mortgages	4,101,873	72,724	7.19	3,737,282	70,871	7.52

Commercial business loans and leases	2,464,378	38,661	6.36	2,379,623	40,275	6.72

Consumer loans and leases	3,539,213	63,952	7.33	3,508,370	68,384	7.73

Total loans and leases	12,780,879	222,602	7.04	12,193,378	226,792	7.39

Investment securities	5,943,057	84,296	5.68	6,127,076	88,950	5.80

Federal funds sold and other short-term investments	72,107	415	2.33	52,108	263	1.99

Total earning assets	18,796,043	307,313	6.59	18,372,562	316,005	6.85

Noninterest-earning assets	1,671,783			1,516,800

Total assets	$20,467,826			$19,889,362

Interest-bearing deposits:

Regular savings	$1,646,822	$3,964	0.98	$1,543,616	$4,070	1.05

NOW and money market accounts	5,099,310	18,895	1.50	4,826,227	22,820	1.88

Certificates of deposit	4,762,399	41,694	3.55	4,664,683	49,158	4.18

Brokered deposits	63,594	288	1.84	110,772	1,175	4.21

Total interest-bearing deposits	11,572,125	64,841	2.27	11,145,298	77,223	2.75

Borrowed funds	4,511,945	44,642	3.97	4,495,463	48,785	4.27

Total interest-bearing liabilities	16,084,070	109,483	2.75	15,640,761	126,008	3.19

Non-interest bearing deposits	2,446,539			2,387,677

Other liabilities	171,449			169,235

Shareholders’ equity	1,765,768			1,691,689

Total liabilities and shareholders’ equity	$20,467,826			$19,889,362

Net earning assets	$2,711,973			$2,731,801

Net interest income (fully-taxable equivalent)		197,830			189,997

Less: fully-taxable equivalent adjustments		(1,307)			(1,521)

Net interest income		$196,523			$188,476

Net interest rate spread (fully-taxable equivalent)			3.84%			3.66%

Net interest margin (fully-taxable equivalent)			4.24%			4.13%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

TABLE 2 — Average Balances, Yields and Rates
(Dollars in thousands)

	2001 Third Quarter			2001 Second Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):

Residential real estate mortgages	$2,102,988	$38,716	7.36%	$2,206,518	$40,866	7.41%

Commercial real estate mortgages	3,121,928	64,802	8.24	3,036,744	64,949	8.58

Commercial business loans and leases	2,360,191	44,482	7.48	2,322,572	46,509	8.03

Consumer loans and leases	3,359,036	69,027	8.15	3,342,216	70,166	8.42

Total loans and leases	10,944,143	217,027	7.88	10,908,050	222,490	8.18

Investment securities	5,815,678	90,657	6.23	5,931,974	95,241	6.42

Federal funds sold and other short-term investments	17,125	131	3.02	48,148	476	3.93

Total earning assets	16,776,946	307,815	7.30	16,888,172	318,207	7.55

Noninterest-earning assets	1,273,973			1,264,302

Total assets	$18,050,919			$18,152,474

Interest-bearing deposits:

Regular savings	$1,416,784	$4,391	1.23	$1,405,540	$4,898	1.40

NOW and money market accounts	4,166,281	26,114	2.49	4,059,390	28,525	2.82

Certificates of deposit	4,386,194	53,692	4.86	4,484,684	60,086	5.37

Brokered deposits	165,115	2,327	5.59	167,419	2,480	5.94

Total interest-bearing deposits	10,134,374	86,524	3.39	10,117,033	95,989	3.81

Borrowed funds	4,133,666	49,799	4.74	4,428,380	54,928	4.93

Total interest-bearing liabilities	14,268,040	136,323	3.78	14,545,413	150,917	4.15

Non-interest bearing deposits	2,212,517			2,101,326

Other liabilities	170,672			159,955

Shareholders’ equity	1,399,690			1,345,780

Total liabilities and shareholders’ equity	$18,050,919			$18,152,474

Net earning assets	$2,508,906			$2,342,759

Net interest income (fully-taxable equivalent)		171,492			167,290

Less: fully-taxable equivalent adjustments		(1,690)			(1,572)

Net interest income		$169,802			$165,718

Net interest rate spread (fully-taxable equivalent)			3.52%			3.40%

Net interest margin (fully-taxable equivalent)			4.09%			3.98%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

TABLE 2 — Average Balances, Yields and Rates
(Dollars in thousands)

	2001 First Quarter

			Yield/
	Average Balance	Interest	Rate (1)

Loans and leases (2):

Residential real estate mortgages	$2,285,219	$43,118	7.55%

Commercial real estate mortgages	2,964,053	64,658	8.85

Commercial business loans and leases	2,304,625	49,439	8.70

Consumer loans and leases	3,373,971	72,604	8.73

Total loans and leases	10,927,868	229,819	8.51

Investment securities	5,819,082	97,939	6.74

Federal funds sold and other short-term investments	20,946	296	5.68

Total earning assets	16,767,896	328,054	7.89

Noninterest-earning assets	1,307,350

Total assets	$18,075,246

Interest-bearing deposits:

Regular savings	$1,390,834	$5,561	1.62

NOW and money market accounts	3,969,403	32,539	3.32

Certificates of deposit	4,513,295	63,502	5.71

Brokered deposits	165,065	2,637	6.48

Total interest-bearing deposits	10,038,597	104,239	4.21

Borrowed funds	4,572,935	66,339	5.82

Total interest-bearing liabilities	14,611,532	170,578	4.72

Non-interest bearing deposits	1,966,919

Other liabilities	150,037

Shareholders’ equity	1,346,758

Total liabilities and shareholders’ equity	$18,075,246

Net earning assets	$2,156,364

Net interest income (fully-taxable equivalent)		157,476

Less: fully-taxable equivalent adjustments		(1,509)

Net interest income		$155,967

Net interest rate spread (fully-taxable equivalent)			3.17%

Net interest margin (fully-taxable equivalent)			3.78%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

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

TABLE 3 — Rate /Volume Analysis
(Dollars in thousands)

	Three Months Ended March 31, 2002 vs. 2001
	Increase (decrease) due to

			Rate and	Total
	Volume	Rate	Volume (1)	Change

Interest income:

Loans and leases	$38,883	($39,610)	($6,490)	($7,217)

Securities	2,060	(15,209)	(494)	(13,643)

Federal funds sold and other short-term investements	717	(173)	(425)	119

Total interest income	41,660	(54,992)	(7,409)	(20,741)

Interest expense:

Interest-bearing deposits Regular savings	1,023	(2,195)	(425)	(1,597)

NOW and money market accounts	9,250	(17,813)	(5,081)	(13,644)

Certificates of deposit	3,507	(24,038)	(1,277)	(21,808)

Brokered deposits	(1,621)	(1,889)	1,161	(2,349)

Total interest-bearing deposits	12,159	(45,935)	(5,622)	(39,398)

Borrowed funds	(875)	(20,860)	38	(21,697)

Total interest expense	11,284	(66,795)	(5,584)	(61,095)

Net interest income (fully taxable equivalent)	$30,376	$11,803	($1,825)	$40,354

(1)	Includes changes in interest income and expense not due solely to volume or rate changes.

Noninterest Income

First quarter noninterest income totaled $61.6 million, an increase of $2.8 million from the first quarter of 2001. This increase was primarily due to loan fee income which increased $2.7 million or 101% due primarily to an increase in loan prepayment penalties, deposit services income which increased $1.4 million or 8% due to higher volumes, and merchant and electronic banking income which increased $1.3 million or 19% due to higher volumes. These increases were partially offset by a $1.6 million decrease in mortgage banking services income (see Table 4 below). Noninterest income, excluding securities gains and losses, as a percent of total income was 24% and 27% for the quarters ended March 31, 2002 and 2001, respectively. The decline was attributable in large part to the acquisition of Andover and MetroWest which had a combined ratio of 8% of noninterest income, excluding securities gains and losses, as a percent of total income.

Deposit services income increased by $1.4 million or 8% during the three months ended March 31, 2002 as compared to the same period in the prior year. This increase was primarily attributable to volume-driven increases in checking account income, ATM income and overdraft fees as well as the acquisitions of Andover and MetroWest.

Mortgage banking services income was $1.7 million and $3.2 million for the quarters ended March 31, 2002 and 2001, respectively. Excluding a $1.1 million gain on the sale of portfolio loans and a $706 thousand gain on the sale of mortgage servicing rights in the quarter ended March 31, 2001, mortgage banking services income increased $208 thousand due to increased servicing income. The amount of loans serviced for others was $866.7 million and $294.9 million at March 31, 2002 and 2001, respectively. The increase in mortgage servicing rights was due to the servicing rights acquired in connection with the acquisition of Andover in the fourth quarter of 2001. See Table 4 for a summary of mortgage banking services income by quarter for 2002 and 2001.

Capitalized mortgage servicing rights amounted to $8.5 million at March 31, 2002 and at December 31, 2001. See Table 4 for an analysis of mortgage servicing rights.

TABLE 4 — Mortgage Banking Services
(In thousands)

	At or for the Three Months Ended

	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01

Residential mortgages serviced for investors	$866,689	$964,027	$285,400	$303,590	$294,898

Mortgage servicing rights:

Balance at beginning of period	$8,484	$440	$495	$491	$23,225

Mortgage servicing rights capitalized	349	177	—	—	382

Mortgage servicing rights acquired through purchase acquisitions	—	8,804	—	—	—

Amortization charged against mortgage servicing fee income	(330)	(589)	(55)	4	(500)

Mortgage servicing rights sold	—	(348)	—	—	(22,616)

Balance at end of period	$8,503	$8,484	$440	$495	$491

Mortgage banking services income:

Residential mortgage sales income	$1,068	$3,642	$1,734	$1,562	$2,184

Residential mortgage servicing income, net	608	358	448	214	344

Valuation adjustment interest rate floor	—	(62)	—	—	—

Gain on sale of capitalized mortgage servicing rights	—	—	—	—	706

Total	$1,676	$3,938	$2,182	$1,776	$3,234

Trust and investment management services income amounted to $8.3 million for the quarter ended March 31, 2002 compared to $8.8 million for the first quarter of 2001, a decrease of 6%. Assets under management decreased to $8.3 billion at March 31, 2002 from $8.6 billion at March 31, 2001 as a result of broad-based declines in the stock markets.

Investment planning services income increased $1.0 million, or 60%, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to higher sales of fixed annuities.

Insurance brokerage commissions income was $10.2 million for the first quarter of 2002 compared to $10.0 million for the same period in 2001, an increase of 2%.

Bank-owned life insurance (“BOLI”) income represents life insurance on the lives of certain employees of Banknorth and its subsidiaries. Most of the BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such companies AA- or better at March 31, 2002. We purchased $40 million of BOLI in the first quarter of 2002 to provide coverage on substantially all officers of Banknorth. The BOLI investment provides a means to finance increasing employee benefit costs. BOLI income was $4.4 million for the first quarter of 2002, compared to $4.3 million for the same period in 2001, an increase of 2%. For the first quarter of 2002, the average carrying value of BOLI was $324 million compared to $306 million for the first quarter of 2001. BOLI represented 21.28% of capital and reserves at March 31, 2002.

Merchant and electronic banking income was $7.7 million for the first quarter of 2002 compared to $6.5 million for the first quarter of 2001, an increase of 19%. This income represents fees and interchange income generated by the use of debit cards issued by us and charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions.

Loan fee income was $5.4 million for the first quarter of 2002 compared to $2.7 million for the first quarter of 2001, an increase of 101%. Loan fee income includes early payoff charges, letter of credit fees, late charges and other loan related fees. The $2.7 million increase in fee income in 2002 was primarily due to increased volumes and refinancing activities.

Net securities gains amounted to $19 thousand and $759 thousand during the quarters ended March 31, 2002 and 2001, respectively. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Other noninterest income decreased $1.1 million, or 32%, for the quarter ended March 31, 2002 compared to the same quarter last year. The decline was primarily due to lower returns on investments in venture capital limited partnerships.

Noninterest Expense

Noninterest expense was $144.7 million and $124.9 million for the quarters ended March 31, 2002 and 2001, respectively, representing an increase of $19.8 million, or 16%. The increase was primarily due to salaries and employee benefits expense ($13.6 million), special charges ($2.6 million) and other noninterest expense ($1.8 million.) The cash efficiency ratio was 54.77% and 55.82% for the quarters ended March 31, 2002 and 2001, respectively. For a description of the methodology we used to calculate the cash efficiency ratio, see Note 5 to Table 1.

Salaries and benefits expense of $75.3 million for the quarter ended March 31, 2002 increased $13.6 million, or 22%, from the same quarter of last year. The increase was primarily due to additional employees from two acquisitions in the fourth quarter of 2001 and increased incentive compensation. The total number of full-time equivalent employees was approximately 6,000 at March 31, 2002 compared to 5,000 at March 31, 2001.

Data processing expense of $10.6 million for the quarter ended March 31, 2002 increased $1.6 million, or 18%, from the same quarter a year ago due to continued investments in information technology and an increased volume of transactions.

Occupancy expense of $12.5 million during the three months ended March 31, 2002 increased $686 thousand, or 6%, from the same quarter in 2001 due to the cost of additional facilities from two acquisitions in the fourth quarter of 2001.

Equipment expense of $9.7 million during the three months ended March 31, 2002 increased $1.6 million, or 19%, from the first quarter of last year. This increase was primarily due to depreciation relating to new technology equipment and software.

Amortization of goodwill was $0 and $2.8 million for the quarters ended March 31, 2002 and 2001, respectively. In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective January 1, 2002. The amortization of other intangible assets (principally core deposit intangibles and “FAS 72” intangibles) increased by $0.7 million due largely to the amortization of core deposit intangibles recorded in connection with the two acquisitions consummated during the fourth quarter of 2001.

During the three months ended March 31, 2002 and 2001, special charges amounted to $8.2 million ($5.3 million after tax) and $5.6 million ($3.7 million after tax), respectively. The special charges recorded in the first quarter of 2002 include merger-related expenses for the two acquisitions effected in the fourth quarter of 2001 and costs related to consolidating the charters of its nine national bank subsidiaries to a single national bank charter effective January 1, 2002. The special charges recorded in the first quarter of 2001 included merger-related expenses and branch closing costs. The following table summarizes the detail of special charges for the three months ended March 31, 2002 and 2001.

TABLE — 5 Special Charges
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Andover/MetroWest Charges

Severance costs	$1,058	$0

Data processing/systems integration	2,716	—

Other costs	2,032	—

	5,806	—

Banknorth Merger Charges

Severance costs	—	2,329

	—	2,329

Charter Consolidation Costs

Branch signage	729	—

Customer notices	567	—

Forms and documents	384	—

Other costs	649	—

	2,329	—

Branch closings

Severance costs	—	47

Asset write-downs/lease terminations	—	1,585

Branch decommissioning costs	66	755

	66	2,387

Other Special Charges

Write-down of auto lease residuals	—	892

Other costs	3	—

	3	892

Total Special Charges	$8,204	$5,608

The following table summarizes activity in the Accrual Account for special charges from December 31, 2001 through March 31, 2002.

TABLE — 6 Special Charges - Activity in the Accrual Account
(In thousands)

		Banknorth
	Andover/	Group, Inc.
	MetroWest	(Vermont)	Charter	Branch
	Mergers	Merger	Consolidation	Closings	Other	Total

Balance, December 31, 2001	$11,207	$330	$0	$296	$0	$11,833

Special charges	5,806	—	2,329	66	3	8,204

Cash payments	(13,533)	(49)	(1,655)	(166)	(37)	(15,440)

Non-cash write-downs and other adjustments	(36)	—	(674)	—	—	(710)

Balance, March 31, 2002	$3,444	$281	$0	$196	($34)	$3,887

Other non-interest expenses increased by $1.8 million, or 8%, during the three months ended March 31, 2002 as compared to the comparable period in the prior year. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

TABLE 7 — Other Noninterest Expenses
(In thousands)

	2002	2001	2001	2001	2001
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Advertising and marketing	$3,977	$3,615	$2,582	$3,324	$2,387

Telephone	3,189	2,796	2,918	2,853	3,007

Office supplies	2,819	2,183	2,097	2,506	2,320

Postage and freight	2,609	2,400	2,039	2,448	2,478

Miscellaneous loan costs	1,167	2,041	1,902	1,699	1,737

Deposits and other assessments	799	963	825	837	835

Collection and carrying costs of non-performing assets	649	1,714	705	482	610

Other	9,830	12,696	9,679	10,715	9,825

Total	$25,039	$28,408	$22,747	$24,864	$23,199

Taxes

The effective tax rate was 34% and 33% for the quarters ended March 31, 2002 and 2001, respectively.

Cumulative Effect of Accounting Change

         On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which sets accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138, requires us to recognize all derivatives on the balance sheet at fair value. We recognized an after-tax loss of $290 thousand from the cumulative effect of adoption of SFAS No. 133. This was recorded as an unrealized loss on forward sale commitments which hedged residential mortgage loans held for sale at December 31, 2000.

Comprehensive Income

Comprehensive income amounted to $38.9 million and $102.0 million during the three months ended March 31, 2002 and 2001, respectively, which were different from our reported net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts (primarily forward sales commitments) that are accounted for as cash flow hedges. For additional information, see Note 5 to the Unaudited Consolidated Financial Statements included herein.

Our available for sale investment portfolio had unrealized gains (losses), net of applicable income tax effects, of $11.9 million, $40.3 million and $12.6 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. The decrease was reflective of prevailing market conditions. At March 31, 2002, the net unrealized gains of $18.3 million, before related tax effect, represented less than 1% of securities available for sale. We attempt to balance the interest rate risk of assets with liabilities (see “Interest Rate Risk and Asset Liability Management”). However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income.”

FINANCIAL CONDITION

Our consolidated total assets amounted to $20.9 billion and $21.1 billion at March 31, 2002 and December 31, 2001, respectively. The decrease was due mainly to lower cash and cash equivalents and was attributable to routine cash management activity. Shareholders’ equity totaled $1.7 billion and $1.8 billion at March 31, 2002 and December 31, 2001, respectively. The decrease was attributable to the repurchase of shares for treasury for a total of $132.8 million, a decrease in the unrealized gain on securities available for sale of $28.4 million and dividends to shareholders of $20.3 million, which were partially offset by net income of $67.3 million.

Securities and Other Earning Assets

The securities portfolio averaged $5.9 billion during the first quarter of 2002, as compared to $5.8 billion in the first quarter of 2001. The securities portfolio consisted primarily of mortgage-backed securities, most of which are seasoned 15-year federal agency securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale are rated AAA or equivalently rated. The average yield on securities was 5.68% for the quarter ended March 31, 2002 and 6.74% for the quarter ended March 31, 2001. With the exception of the securitized residential real estate loans held in a REMIC that are classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $11.9 million and $40.3 million at March 31, 2002 and at December 31, 2001, respectively. The decline was primarily due to higher prevailing long-term rates at March 31, 2002.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $12.8 billion during the first quarter of 2002, an increase of $1.9 billion, or 17%, from the first quarter of 2001. This increase was primarily attributable to the acquisition of $1.8 billion of loans and leases in connection with the acquisition of Andover and MetroWest in the fourth quarter of 2001. Average loans as a percent of average earning assets was 68% during the quarter ended March 31, 2002 compared to 65% during the quarter ended March 31, 2001.

Average residential real estate loans (which include mortgage loans held for sale) of $2.7 billion during the first quarter of 2002 increased $390 million from the first quarter of last year. Excluding the fourth quarter of 2001 acquisitions, average residential loans decreased $442 million. Increased refinancing activity and prepayments in a lower interest rate environment caused residential loans to decline. Mortgage loans held for sale amounted to $62.5 million and $112.7 million at March 31, 2002 and 2001, respectively, and $117.7 million at December 31, 2001. We are currently selling substantially all of the 30-year fixed-rate loans we originate and are putting into portfolio all new 15 year and 20 year fixed-rate loans and all adjustable-rate loans.

Average commercial real estate loans of $4.1 billion increased $1.1 billion, or 38%, from the first quarter of last year. Excluding the acquisitions in the fourth quarter of 2001, average commercial real estate loans increased $487 million. The majority of the increase was in the Massachusetts market. The average yield on commercial real estate loans during the first quarter of 2002 was 7.19%, as compared to 8.85% in the first quarter of 2001, a decrease of 166 basis points. This decrease reflected the Federal Reserve Board rate cuts in 2001.

Commercial business loans and leases averaged $2.5 billion during the first quarter of 2002, an increase of $160 million, or 7%, over the first quarter of 2001. Excluding the acquisitions in the fourth quarter of 2001, average commercial business loans and leases increased $27 million. The largest increases were in Maine and Massachusetts. The yield on commercial business loans and leases decreased to 6.36% in the first quarter of 2002 from 8.70% in the first quarter of 2001 due to repricing of variable-rate loans in response to the Federal Reserve Board rate cuts and to competition for new loans.

Average consumer loans and leases of $3.5 billion during the first quarter of 2002 increased $165 million, or 5%, from the first quarter of 2001, $15 million of which was due to the acquisitions in the fourth quarter of 2001. The increase was primarily in indirect automobile and home equity loans and lines of credit. The largest increases were in Maine and Massachusetts. The average yield on consumer loans and leases decreased to 7.33% in the first quarter of 2002 from 8.73% in the first quarter of 2001 which also reflected the Federal Reserve Board rate cuts in 2001.

Asset Quality

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. As shown in Table 8, nonperforming assets were $76.8 million at March 31, 2002, or 0.37% of total assets, compared to $81.2 million, or 0.39% of total assets, at December 31, 2001 and to $67.9 million, or 0.37% of total assets, at March 31, 2001. Total nonperforming loans as a percentage of total loans (excluding residential real estate loans held for sale) was 0.56%, 0.59% and 0.57% at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. We continue to focus on asset quality issues and allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. We maintain an internal rating system which provides a mechanism to regularly monitor the credit quality of our loan portfolio.

Residential real estate loans accounted for 20% of the total loan portfolio at March 31, 2002, as compared with 21% at December 31, 2001. Residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At March 31, 2002, 0.30% of the residential loans were nonperforming, as compared with 0.32% at December 31, 2001 and 0.49% at March 31, 2001.

Commercial real estate loans accounted for 32% of the total loan portfolio at March 31, 2002 and December 31, 2001. Commercial real estate loans consist primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (including food stores). These loans generally are secured by properties located in the New England states and New York, particularly Maine, Massachusetts, New Hampshire and Vermont. At March 31, 2002, 0.50% of the commercial real estate loans were nonperforming, as compared with 0.42% at December 31, 2001 and 0.45% at March 31, 2001.

Commercial business loans and leases accounted for 20% of the total loan portfolio at March 31, 2002 and 19% at December 31, 2001. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Our commercial business loans and leases are generally to small and medium size businesses located within our geographic market area. We generally do not emphasize the purchase of participations in syndicated commercial loans. At March 31, 2002, we had $148 million of participations in syndicated commercial loans and commitments to purchase an additional $193 million of such participations. At March 31, 2002, 1.38% of commercial business loans and leases were non-performing, as compared with 1.64% at December 31, 2001 and 1.40% at March 31, 2001.

Consumer loans and leases accounted for 28% of the total loan portfolio at March 31, 2002 and December 31, 2001. We have a diversified consumer loan and lease portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans, as well as loans to finance certain medical /dental procedures (vision, dental and orthodontia fee plan loans). At March 31, 2002 and December 31, 2001, 0.23% and 0.27%, respectively, of our consumer loans and leases were nonperforming, as compared with 0.17% at March 31, 2001.

At March 31, 2002, we had $5.4 million of accruing loans which were 90 days or more delinquent, as compared to $6.2 million of such loans at December 31, 2001 and $7.7 million at March 31, 2001.

TABLE 8 — Nonperforming Assets
(Dollars in thousands)

	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01

Nonaccrual loans and leases:

Residential real estate loans	$7,689	$8,311	$8,222	$9,590	$10,575

Commercial real estate loans	20,812	17,124	15,145	12,550	13,205

Commercial business loans and leases	34,481	40,341	34,220	39,208	32,233

Consumer loans and leases	8,183	9,470	6,380	5,795	5,611

Total nonaccrual loans and leases	71,165	75,246	63,967	67,143	61,624

Total troubled debt restructurings	—	—	—	—	—

Total nonperforming loans and leases	71,165	75,246	63,967	67,143	61,624

Other nonperforming assets:

Other real estate owned, net of related reserves	1,262	1,861	4,468	4,508	4,310

Repossessions, net of related reserves	2,251	2,016	2,428	1,618	1,935

Securities available for sale	2,104	2,104	—	—	—

Total other nonperforming assets	5,617	5,981	6,896	6,126	6,245

Total nonperforming assets	$76,782	$81,227	$70,863	$73,269	$67,869

Accruing loans and leases which are 90 days or more overdue	$5,430	$6,227	$6,055	$5,799	$7,664

Total nonperforming loans as a percentage of total loans and leases(1)	0.56%	0.59%	0.59%	0.62%	0.57%

Total nonperforming assets as a percentage of total assets	0.37%	0.39%	0.39%	0.40%	0.37%

Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.60%	0.64%	0.65%	0.67%	0.63%

(1)	Total loans and leases exclude residential real estate loans held for sale.

Provision/Allowance for Loan and Lease Losses

We provided $11.8 million and $7.1 million for loan and lease losses in the quarters ended March 31, 2002 and 2001, respectively. As shown in Table 9, net charge-offs for the first quarter of 2002 were $10.8 million, or 0.34% of average loans outstanding, compared to $7.1 million, or 0.26% of average loans outstanding, for the first quarter of 2001. The increase in the provision for loan and lease losses for the three months ended March 31, 2002 reflect higher levels of net charge-offs, nonperforming loans and classified loans during this period, as compared to the first quarter of 2001 as well as the uncertain economic climate. At March 31, 2002, the allowance for loan and lease losses amounted to $190.9 million, or 1.50% of total portfolio loans and leases, as compared to $153.6 million, or 1.43%, at March 31, 2001. The ratio of the allowance for loan and lease losses to nonperforming loans was 268% at March 31, 2002 and 249% at March 31, 2001.

Provisions are made to the allowance for loan and lease losses in order to maintain the allowance at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan and lease portfolio. Management considers the allowance appropriate and adequate to cover probable losses inherent in the loan and lease portfolio based on the current economic environment.

Provisions for loan and lease losses are attributable to management’s ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other factors, consideration of the character and size of the loan and lease portfolio, such as internal risk ratings and credit concentrations, trends in nonperforming loans, delinquency trends and charge-off experience, portfolio migration data, the volume of new loan originations and other asset quality factors. Although management utilizes its judgment in providing for probable losses, there can be no assurance that we will not have to change our provisions for loan and lease losses in future periods. Changing economic and business conditions in our market areas, particularly northern New England, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large movements in market-based interest rates or other reasons could affect our future provisions for loan and lease losses.

TABLE 9 — Allowance for Loan and Lease Losses
(Dollars in thousands)

	2002 First	2001 Fourth	2001 Third	2001 Second	2001 First
	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance at beginning of period	$189,837	$158,532	$155,303	$153,621	$153,550

Additions due to acquisitions	—	31,277	—	—	—

Charge-offs:

Real estate mortgages	501	644	735	724	790

Commercial business loans and leases	5,374	8,186	4,074	4,864	3,774

Consumer loans and leases	7,042	7,253	5,439	4,706	4,463

Total loans and leases charged off	12,917	16,083	10,248	10,294	9,027

Recoveries:

Real estate mortgages	50	(87)	62	349	138

Commercial business loans and leases	1,101	1,908	476	1,524	890

Consumer loans and leases	991	911	878	792	932

Total loans and leases recovered	2,142	2,732	1,416	2,665	1,960

Net charge-offs	10,775	13,351	8,832	7,629	7,067

Provision for loan and lease losses	11,828	13,379	12,061	9,311	7,138

Allowance at end of period	$190,890	$189,837	$158,532	$155,303	$153,621

Average loans and leases outstanding during the period (1)	$12,723,083	$11,173,723	$10,869,870	$10,816,524	$10,880,534

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.34%	0.44%	0.32%	0.28%	0.26%

Ratio of allowance to total loans and leases at end of period (1)	1.50%	1.49%	1.45%	1.43%	1.43%

Ratio of allowance to nonperforming loans and leases at end of period	268%	252%	248%	231%	249%

Ratio of net charge-offs as a percent of average outstanding loans and leases, annualized (1):

Real estate mortgages	0.027%	0.046%	0.052%	0.029%	0.051%

Commercial business loans and leases	0.688%	1.047%	0.605%	0.577%	0.508%

Consumer loans and leases	0.678%	0.717%	0.539%	0.470%	0.424%

(1)	Excludes residential real estate loans held for sale.

Consumer loan charge-offs as a percent of average loans and leases outstanding have increased over the past several quarters. The increased charge-offs rate was primarily due to higher charge-offs on loans to finance medical/dental procedures and indirect auto loans. On fee plan loans we have tightened underwriting criteria.

Deposits

Total deposits averaged $14.0 billion during the first quarter of 2002, an increase of $2.0 billion from the first quarter of 2001. Excluding deposits acquired from the acquisitions of Andover and MetroWest in the fourth quarter of 2001, total deposits increased $12.4 million. The ratio of loans to deposits was 90% and 89% at March 31, 2002 and December 31, 2001, respectively.

Average non-interest bearing deposits of $2.4 billion during the first quarter of 2002 increased $479.6 million, or 24%, from the first quarter of 2001, including $294.0 million from Andover and MetroWest. The increase in non-interest bearing deposits reflect strong growth in commercial, government and personal accounts.

Average interest-bearing deposits of $11.6 billion during the first quarter of 2002 increased $1.5 billion from the first quarter of 2001, including $1.7 billion from Andover and MetroWest. The net decrease in interest-bearing deposits exclusive of acquisitions reflected the run-off of higher-cost certificates of deposit to alternative investments. The average rates paid on NOW and money market accounts decreased 182 basis points from 3.32% in the first quarter of 2001 to 1.50% in the first quarter of 2002 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 194 basis points from 4.21% in the first quarter of 2001 to 2.27% in the first quarter of 2002, reflecting the decline in prevailing interest rates during 2001.

Included within the deposit categories above are government banking deposits, which averaged $1.3 billion in the first quarter of 2002 and $1.1 billion in the first quarter of 2001. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

Our primary sources of funding, other than deposits, are advances from Federal Home Loan Banks (“FHLB”) and securities sold under repurchase agreements. We also borrow funds under the U.S. Treasury’s Note Option Treasury, Tax and Loan program and by overnight borrowings from other banks as needed. Average borrowed funds for the first quarter of 2002 were $4.5 billion, a decrease of $61 million from the first quarter of 2001. Borrowing levels declined as a result of the early extinguishment of $174.6 million of FHLB borrowings in the fourth quarter of 2001 in addition to increased average deposit levels.

Average FHLB borrowings for the first quarter of 2002 were $2.5 billion, which decreased $523 million or 17% from the first quarter of 2001. Collateral for FHLB borrowings consists primarily of first mortgage loans secured by 1 — 4 family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.43% during the quarter ended March 31, 2002 as compared to 5.99% for the comparable period last year. The 156 basis point decrease was due to the Federal Reserve Board rate cuts during 2001 and prepayment of $174.6 million of FHLB borrowings with a weighted average cost of 5.62%. At March 31, 2002, FHLB borrowings amounted to $2.5 billion and our additional borrowing capacity from the FHLB was $1.9 billion.

Average balances for securities sold under repurchase agreements were $1.5 billion and $1.1 billion for the quarters ended March 31, 2002 and 2001, respectively, an increase of $332.6 million. These borrowings had a weighted average rate of 2.23% and 5.08% for the quarters ended March 31, 2002 and 2001, respectively, and are secured by mortgage-backed securities and U.S. Government obligations.

In June 2001, Banknorth, NA issued $200 million of 7.625% subordinated notes due in 2011. The notes are still outstanding and qualify as Tier 2 capital of Banknorth , NA.

In January 2002, we renewed an existing line of credit in the amount of $80 million at the rate of LIBOR plus 0.625%. The average outstanding balance on this line for the quarter ended March 31, 2002 was $8.6 million.

In February 2002, Banknorth Capital Trust II issued $200 million of 8% trust preferred securities ("Securities"). These Securities pay interest quarterly and are mandatorily redeemable on April 1, 2032. The Securities qualify as Tier 1 Capital.

CONTRACTUAL OBLIGATIONS

We have entered into numerous contractual obligations and commitments. The following tables summarize our contractual cash obligations and other commitments at March 31, 2002.

Contractual Cash Obligations
(In thousands)

		Payments Due - By Period

		Less than	1 - 3	4 -5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt	$3,007,514	$107,083	$1,004,800	$764,849	$1,130,782

Operating lease obligations	133,004	18,310	29,855	22,977	61,862

Other long-term obligations	736,579	65,195	471,384	100,000	100,000

Total contractual cash obligations	$3,877,097	$190,588	$1,506,039	$887,826	$1,292,644

Other Commitments
(In thousands)

		Amount of Commitment Expiration - Per Period

	Total
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years

Lines of credit	$3,177,607	$517,899	$146,372	$51,831	$2,461,505

Standby letters of credit	216,038	130,783	52,011	20,590	12,654

Other commitments	1,264,748	751,646	175,278	55,555	282,269

Forward commitments to sell loans	102,200	102,200	—	—	—

Total commitments	$4,760,593	$1,502,528	$373,661	$127,976	$2,756,428

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues facing us or the financial services industry affect the nature and extent of the risks faced by us. Based on a periodic self-evaluation, we determine key issues and develops plans and/or objectives to address risk. The Board of Directors (the “Board”) and management believe that there are seven applicable “risk categories,” consisting of credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective. In addition, an aggregate level of risk is assigned as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the Board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, measurement, control and monitoring.

The Board has established the overall strategic direction. It approves the overall risk policies and oversees the overall risk management process. The Board has delegated authority to two Board Committees, consisting of Audit and Board Risk Management, and has charged each Committee with overseeing key risks. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines, which identifies and monitors key operational risks. The Operational Risk Committee reports to the Board Risk Management Committee on a regular basis.

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by the Board and monitored periodically by a committee of the Board. The Board delegates responsibility for asset-liability management to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management who set strategic directives that guide the day-to-day asset-liability management of our activities. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and Regional presidents.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. We have no trading operations and thus are only exposed to non-trading market risk.

Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue. This risk arises directly from our core banking activities – lending, deposit gathering and loan servicing. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of capitalized mortgage servicing rights and premiums paid on securities, (v) the amount of unrealized gains and losses on securities available for sale and (vi) the fair value of our saleable assets and derivatives and the resultant ability to realize gains.

The primary objective of interest-rate risk management is to control our exposure to interest-rate risk both within limits approved by the Board and guidelines established by the ALCO. These limits and guidelines reflect our tolerance for interest-rate risk over both short-term and long-term horizons. We attempt to control interest-rate risk by identifying, quantifying and, where appropriate, hedging our exposure.

We quantify and measure interest-rate exposure using a model to dynamically simulate net interest income under various interest rate scenarios over a 12-month period. Simulated scenarios include deliberately extreme interest rate “shocks” and more gradual interest rate “ramps.” Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans, mortgage-backed securities and mortgage servicing rights). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

To cope with these uncertainties, we give careful attention to our assumptions. For example, many of our interest-bearing deposit products (e.g. interest checking, savings and money market deposits) have no contractual maturity and based on historical experience have only a limited sensitivity to movements in market rates. Because we believe we have some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions regarding rate changes are built into the model. In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans or from a vendor supported loan prepayment model that is periodically tested using observed loan prepayment behavior.

We manage the interest-rate risk inherent in our core banking operations primarily using on-balance sheet instruments, which sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed funds. When appropriate, we utilize interest rate instruments such as interest-rate swaps, interest rate floors and interest rate corridor agreements, among other instruments. As of March 31, 2002, there were no such agreements in effect.

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

The average balances during the first quarter of 2002 of residential mortgage loans held for sale and related average hedge positions are summarized below (in millions):

Average Balance
(In millions)
Residential mortgage loans held for sale	$78.6

Rate-locked loan commitments	58.6

Forward sales contracts	117.2

Purchased mortgage-backed security/treasury options	13.3

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than

5%. Our gradual 2% rising rate scenario was within compliance guidelines at March 31, 2002. However, the gradual 2% falling rate scenario was slightly outside guidelines. Given the slight exception to the guidelines, historically low rates and the steep yield curve, which is thought to imply that further significant rate reductions are unlikely, we have not taken immediate corrective action to bring the falling rate exposure within guidelines. Rather, we continue to focus on strategies that prove beneficial to income should rates rise or the yield curve flatten without worsening exposure to falling rates.

The following table sets forth the estimated effects on our net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Decrease	Rate Increase	Rate Increase

March 31, 2002	(5.77%)	(2.34%)	1.72%	2.59%

December 31, 2001	(5.37)%	(2.45)%	1.71%	2.73%

         The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. Assuming a downward shift in rates, savings, money market and NOW accounts have implied interest rate floors and it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the simulated increase in interest income would be more than the simulated increase in interest expense because total adjustable earning assets will reprice more quickly than will total adjustable cost liabilities. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results.

The most significant factors affecting market risk exposure of net interest income during the three months ended March 31, 2002 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the composition and prepayment speeds of mortgage assets, (iii) reduction of deposit interest expense, (iv) changes in the wholesale borrowings portfolio structure, and (v) the $200 million issuance of trust preferred securities. Since December 2001, the yield curve rose most significantly in the 2-year term (approximately 40 basis points) and in the long term (approximately 20 basis points). As a result, projected mortgage and loan prepayments were slightly slower in the first quarter of 2002 than in the fourth quarter of 2001. Effective duration estimates for total loans remained slightly longer, however, total investments available for sale estimates increased 0.25%. The $200 million issuance of callable trust preferred securities, which has a long effective duration, increased asset sensitivity and offset the slightly higher asset durations. Effective duration estimates of borrowings increased from 1.85 years as of December 31, 2001 to 2.40 years as of March 31, 2002 as a result of repositioning term funding and the Andover and Metrowest acquisitions. The table reflects the impact of these changes. There was little net change in the estimated sensitivity of our net interest income to changes in interest rates during the first quarter of 2002 as a result of these factors. We remain asset sensitive and project net interest income to increase if short and long interest rates move symmetrically higher.

In connection with the Andover and MetroWest acquisitions in the fourth quarter of 2001, we recorded $8.8 million of mortgage servicing rights at market value at the date of acquisition. These mortgage servicing rights are expected to be sold in 2002. New mortgage servicing rights from originations are sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to changes in the value of mortgage servicing rights is not expected to be material.

Our earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at March 31, 2002, our debt service requirements consisted primarily of junior subordinated debentures issued to three subsidiaries: $103 million to Peoples Heritage Capital Trust I, $31 million to Banknorth Capital Trust I and $200 million to Banknorth Capital Trust II, in connection with the issuance of 9.06% Capital Securities due 2027, 10.52% Capital Securities due 2027 and 8% Capital Securities due 2032, respectively. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from Banknorth’s securities portfolio and borrowings, including draws on a $80 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. The average balance outstanding on this line during the three months ended March 31, 2002 was $8.6 million.

Banking Subsidiary

For our banking subsidiary Banknorth, NA, liquidity represents the ability to fund asset growth and accommodate deposit withdrawals and meet other funding requirements. Liquidity risk is the danger that Banknorth, NA cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank’s ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional retail deposits, Banknorth NA has various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits.

We continually monitor and forecast our liquidity position. There are several interdependent methods which we use for this purpose, including daily review of fed funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

As of March 31, 2002, Banknorth, NA had in the aggregate $3.0 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 21% of deposits, as compared to a current policy minimum of 10% of deposits.

Also as of March 31, 2002, Banknorth, NA had in the aggregate “potentially volatile funds” of $1.5 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of March 31, 2002, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 193%, versus a policy minimum of 100%.

In addition to the liquidity sources discussed above, we believe that our residential and consumer loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales or securitizations. We believe we also have significant untapped access to the national brokered deposit market. These sources are contemplated as secondary liquidity in our contingent funding plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements.

CAPITAL

At March 31, 2002, shareholders’ equity amounted to $1.7 billion, or 8.14% of total assets. In addition, through subsidiary trusts, we had outstanding at such date $293.8 million of capital securities, of which $93.8 million mature in 2027 and $200 million mature in 2032, which qualify as Tier 1 Capital. We also have $200 million of 7.625% subordinated notes due in 2011 which qualify as Tier 2 capital.

We paid a $0.135 per share dividend on our common stock during the first quarter of 2002. During the first quarter of 2002, we repurchased 5.5 million shares at an average price of $24.14 as part of the 13 million share repurchase program authorized in 2001. In February 2002, the Board authorized an additional 8 million shares to be repurchased in the open market. As of March 31, 2002, a total of 8.2 million shares were available for repurchase under these authorizations.

Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios, set forth in Table 9. As indicated in such table, our regulatory capital currently substantially exceeds all applicable requirements.

TABLE 9 — Regulatory Capital Requirements
(Dollars in thousands)

			For Capital Adequacy
	Actual		Purposes		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2002:

Total capital (to risk weighted assets)	$1,904,361	13.18%	1,156,084	8.00%	$748,277	5.18%

Tier 1 capital (to risk weighted assets)	1,523,596	10.54%	578,042	4.00%	945,554	6.54%

Tier 1 leverage capital ratio (to average assets)	1,523,596	7.63%	799,082	4.00%	724,514	3.63%

As of December 31, 2001:

Total capital (to risk weighted assets)	$1,763,236	12.23%	1,153,369	8.00%	609,867	4.23%

Tier 1 capital (to risk weighted assets)	1,382,903	9.59%	576,685	4.00%	806,218	5.59%

Tier 1 leverage capital (to average assets)	1,382,903	7.14%	775,163	4.00%	607,740	3.14%

Net risk weighted assets were $14.5 billion and $14.4 billion at March 31, 2002 and December 31, 2001, respectively.

Banknorth NA is also subject to federal regulatory capital requirements. At March 31, 2002, Banknorth NA was deemed to be “well capitalized” under the regulations of the applicable federal banking agency and in compliance with applicable capital requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the recission of Statement No. 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. We have not yet adopted this standard. In the fourth quarter of 2001, under the provisions of SFAS No. 4, we recorded an extraordinary item from the early extinguishment of debt of $3.9 million after-tax, or $.03 per diluted share. Upon adoption of SFAS No. 145, this will no longer qualify for extraordinary treatment and must be reclassified.

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 provides additional implementation guidance and supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.” It is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this standard did not materially affect our financial condition, results of operations, earnings per share or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting Banknorth’s operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties.

We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis – Asset-Liability Management” is incorporated herein by reference.

Part II — Other Information

Item 1. Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to our financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds — not applicable.

Item 3. Defaults Upon Senior Securities — not applicable.

Item 4. Submission of Matters to a Vote of Security Holders — not applicable.

Item 5. Other Information — not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Not applicable.

        (b) We filed a Current Report on Form 8-K or 8-K/A on January 22, 2002, February 22,2002, February 28, 2002, April 11, 2002 and April 12, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKNORTH GROUP, INC. GROUP, INC.

Date: May 15, 2002	By:	/s/ William J. Ryan

William J. Ryan Chairman, President and Chief Executive Officer

Date: May 15, 2002	By:	/s/ Peter J. Verrill

Peter J. Verrill Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: May 15, 2002	By:	/s/ Stephen J. Boyle

Stephen J. Boyle Executive Vice President and Controller (principal accounting officer)