Form 10-Q
period 2002-06-30
BANKNORTH GROUP INC/ME
filed 2002-08-13
CIK 829750

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes    No

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of July 31, 2002 is:

Common stock, par value $.01 per share	148,282,259

(Class)	(Outstanding)

Available on the Web @ www.banknorth.com

INDEX

BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001

Assets	(Unaudited)
Cash and due from banks	$512,703	$650,588

Federal funds sold and other short term investments	133,853	270,623

Securities available for sale, at market value	6,031,881	5,817,238

Securities held to maturity (fair value of $286,750 and $340,737 at June 30, 2002 and December 31, 2001, respectively)	281,668	339,623

Loans held for sale	52,061	117,674

Loans and leases:

Residential real estate mortgages	2,510,233	2,627,125

Commercial real estate mortgages	4,316,080	4,094,039

Commercial business loans and leases	2,677,760	2,462,653

Consumer loans and leases	3,549,053	3,531,513

Total loans and leases	13,053,126	12,715,330

Less: Allowance for loan and lease losses	193,444	189,837

Net loans and leases	12,859,682	12,525,493

Premises and equipment, net	238,006	237,440

Goodwill	409,051	409,340

Identifiable intangible assets	48,849	57,293

Mortgage servicing rights	7,578	8,484

Bank-owned life insurance	369,774	321,113

Other assets	315,532	321,677

Total assets	$21,260,638	$21,076,586

Liabilities and Shareholders’ Equity

Deposits:

Savings accounts	$1,724,735	$1,604,556

Money market access and NOW accounts	5,386,871	5,129,626

Certificates of deposit	4,579,648	4,811,357

Brokered deposits	41,585	72,171

Demand deposits	2,670,739	2,603,339

Total deposits	14,403,578	14,221,049

Federal funds purchased and securities sold under repurchase agreements	1,842,195	1,620,555

Borrowings from the Federal Home Loan Bank	2,467,378	2,644,105

Other borrowings	71,558	43,972

Subordinated long-term debt	200,000	200,000

Company obligated, mandatorily redeemable securities of subsidiary trusts holding solely parent junior subordinated debentures	293,756	93,756

Other liabilities	166,735	464,034

Total liabilities	19,445,200	19,287,471

Shareholders’ Equity:

Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—

Common stock (par value $0.01 per share, 400,000,000 shares authorized, 165,120,567 shares issued in 2002 and 165,123,674 shares issued in 2001)	1,651	1,651

Paid-in capital	955,215	958,764

Retained earnings	1,157,457	1,056,678

Unearned compensation	(371)	(1,017)

Treasury stock, at cost (18,025,230 shares in 2002 and 13,903,074 shares in 2001)	(374,417)	(267,529)

Accumulated other comprehensive income	75,903	40,568

Total shareholders’ equity	1,815,438	1,789,115

Total liabilities and shareholders’ equity	$21,260,638	$21,076,586

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest and dividend income:

Interest and fees on loans and leases	$218,981	$221,507	$440,764	$450,330

Interest and dividends on securities	90,406	95,128	174,629	192,849

Total interest and dividend income	309,387	316,635	615,393	643,179

Interest expense:

Interest on deposits	61,466	95,989	126,307	200,227

Interest on borrowed funds	48,448	54,946	93,127	121,304

Total interest expense	109,914	150,935	219,434	321,531

Net interest income	199,473	165,700	395,959	321,648

Provision for loan and lease losses	10,829	9,311	22,657	16,450

Net interest income after provision for loan and lease losses	188,644	156,389	373,302	305,198

Noninterest income:

Deposit services	19,936	18,401	38,896	35,947

Mortgage banking services	489	1,776	2,165	5,010

Trust and investment management services	8,519	8,703	16,796	17,490

Investment planning services	2,964	1,760	5,681	3,458

Insurance brokerage commissions	10,060	9,241	20,215	19,209

Bank-owned life insurance	4,994	4,891	9,371	9,198

Merchant and electronic banking income, net	9,661	7,971	17,410	14,462

Loan fee income	5,086	2,981	10,519	5,685

Net securities gains	350	45	369	803

Other noninterest income	927	1,828	3,140	5,092

	62,986	57,597	124,562	116,354

Noninterest expenses:

Salaries and employee benefits	75,747	62,856	151,044	124,550

Data processing	9,843	8,917	20,425	17,878

Occupancy	12,785	11,070	25,284	22,882

Equipment	9,908	8,746	19,638	16,907

Amortization of goodwill	—	2,761	—	5,554

Amortization of identifiable intangible assets	2,894	2,631	6,230	5,262

Special charges	1,061	—	9,265	5,608

Other noninterest expenses	26,304	24,846	51,305	48,026

	138,542	121,827	283,191	246,667

Income before income tax expense	113,088	92,159	214,673	174,885

Applicable income tax expense	38,077	32,266	72,333	59,608

Net income before cumulative effect of change in accounting principle	75,011	59,893	142,340	115,277

Cumulative effect of change in accounting principle, net of tax	—	—	—	(290)

Net income	$75,011	$59,893	$142,340	$114,987

Basic earnings per share:

Net income before cumulative effect of accounting change	$0.51	$0.44	$0.96	$0.83

Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income	$0.51	$0.44	$0.96	$0.83

Diluted earnings per share:

Net income before cumulative effect of accounting change	$0.50	$0.43	$0.95	$0.82

Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income	$0.50	$0.43	$0.95	$0.82

Weighted average shares outstanding:

Basic	147,233	137,659	148,258	139,236

Diluted	149,064	138,901	150,068	140,461

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

						Accumulated
				Unearned		Other
	Common	Paid-in	Retained	Compen-	Treasury	Comprehensive
	Stock	Capital	Earnings	sation	Stock	Income (Loss)	Total

Balances at December 31, 2001	$1,651	$958,764	$1,056,678	($1,017)	($267,529)	$40,568	$1,789,115

Net income	—	—	142,340	—	—	—	142,340

Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	36,110	36,110

Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(775)	(775)

Comprehensive income							177,675

Treasury stock issued for employee benefit plans	—	(6,541)	—	—	32,609	—	26,068

Treasury stock purchased	—	—	—	—	(141,026)	—	(141,026)

Issuance and distribution of restricted stock	—	(899)	—	—	1,529	—	630

Decrease in unearned compensation-ESOP	—	3,930	—	646	—	—	4,576

Cash in lieu of fractional shares	—	(39)	—	—	—	—	(39)

Cash dividends	—	—	(41,561)	—	—	—	(41,561)

Balances at June 30, 2002	$1,651	$955,215	$1,157,457	($371)	($374,417)	$75,903	$1,815,438

Balances at December 31, 2000	$1,496	$617,234	$897,214	($1,354)	($149,246)	($34,487)	$1,330,857

Net income	—	—	114,987	—	—	—	114,987

Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	—	33,978	33,978

Unrealized gain on cash flow hedges						319	319

Comprehensive income							149,284

Treasury stock issued for employee benefit plans	—	297	(2,156)	—	12,302	—	10,443

Treasury stock purchased	—	—	—	—	(94,938)	—	(94,938)

Issuance and distribution of restricted stock	—	(12)	(48)	—	160	—	100

Decrease in unearned compensation-ESOP	—	790	—	168	—	—	958

Cash in lieu of fractional shares	—	(2)	—	—	—	—	(2)

Cash dividends	—	—	(36,040)	—	—	—	(36,040)

Balances at June 30, 2001	$1,496	$618,307	$973,957	($1,186)	($231,722)	($190)	$1,360,662

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:

Net income	$142,340	$114,987

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	22,657	16,450

Depreciation	17,304	14,669

Amortization of goodwill and other intangibles	6,230	10,816

Provision for deferred tax expense	6,754	363

ESOP and restricted stock expense	4,576	958

Issuance of restricted stock units	630	100

Net (gains) realized from sales of securities and consumer loans	(369)	(1,571)

Net (gains) realized from sales of loans held for sale (a component of mortgage banking services)	(3,640)	(3,602)

Earnings from bank owned life insurance	(9,371)	(9,198)

Net decrease in mortgage servicing rights	906	22,730

Proceeds from sales of loans held for sale	361,989	437,241

Residential loans originated for sale	(293,906)	(457,687)

Net (increase) decrease in interest and dividends receivable and other assets	(9,593)	19,449

Net increase in other liabilities	12,257	55,405

Net cash provided by operating activities	258,764	221,110

Cash flows from investing activities:

Proceeds from sales of securities available for sale	412,082	280,742

Proceeds from maturities and principal repayments of securities available for sale	1,067,613	922,121

Purchases of securities available for sale	(1,947,973)	(1,161,735)

Proceeds from maturities and principal repayments of securities held to maturity	57,955	49,601

Net (increase) in loans and leases	(356,846)	(90,028)

Proceeds from sale of loans	—	39,303

Net additions to premises and equipment	(17,870)	(16,532)

Purchases of bank owned life insurance	(40,000)	—

Proceeds from death claim on bank owned life insurance	—	3,690

Net cash (used) provided by investing activities	(825,039)	27,162

Cash flows from financing activities:

Net increase in deposits	182,529	320,263

Net increase in securities sold under repurchase agreements	221,640	132,417

Proceeds from Federal Home Loan Bank borrowings	3,555	5,152,421

Payments on Federal Home Loan Bank borrowings	(180,282)	(6,083,989)

Net increase in other borrowings	27,586	166,396

Issuance of subordinated long-term debt	—	200,000

Issuance of securities of subsidiary trusts, net	193,150	—

Issuance of stock	26,029	10,441

Purchase of treasury stock	(141,026)	(94,938)

Dividends paid	(41,561)	(36,040)

Net cash provided (used) by financing activities	291,620	(233,029)

Increase (decrease) in cash and cash equivalents	(274,655)	15,243

Cash and cash equivalents at beginning of period	871,211	392,989

Cash and cash equivalents at end of period	$596,556	$408,232

For the six months ended June 30, 2002 and 2001, interest of $217,021 and $324,930 and income taxes of $32,773 and $41,299 were paid, respectively

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002

(In thousands, except per share data) (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. Banknorth Group, Inc. (“Banknorth”) has not changed its accounting and reporting policies from those disclosed in its 2001 Annual Report, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as discussed in Note 2 and No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets“as discussed in Note 7. There have been no significant changes in the methods or assumptions used in the accounting policies which require material estimates and assumptions.

Effective January 1, 2002, Banknorth completed the consolidation of eight of its banking subsidiaries and its subsidiary trust company into its Maine-based banking subsidiary, Peoples Heritage Bank NA, which was renamed Banknorth, NA in connection with these transactions.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

Note 2 – Goodwill and Other Intangible Assets

Banknorth adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the date of adoption, we had unamortized goodwill in the amount of $409.3 million, and unamortized identifiable intangible assets in the amount of $57.3 million, all of which were subject to the transition provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142. Banknorth has completed the transitional impairment test on goodwill assets and has concluded that the amount of recorded goodwill was not impaired as of January 1, 2002. Banknorth does not currently have any other indefinite-lived intangible assets recorded in the consolidated balance sheet. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standard. The full impact of adopting SFAS No. 142 is expected to result in an increase in net income of approximately $11.0 million, or approximately $.07 per diluted share in 2002, as a result of no longer having to amortize goodwill. At June 30, 2002, Banknorth had $48.8 million in unamortized identifiable intangible assets consisting of core deposit intangibles, “SFAS 72” intangibles and other intangibles. Total amortization expense associated with these intangible assets in the second quarter of 2002 and 2001 was $2.9 million and $2.6 million, respectively, and $6.2 million and $5.3 million for the six months ended June 30, 2002 and 2001, respectively.

The changes in the carrying amount of goodwill and identifiable intangible assets for the six months ended June 30, 2002 follows:

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Balance, December 31, 2001	$409,340	$21,321	$35,972	$57,293

Recorded during the year	—	—	—	—

Reclassification	2,214	(2,214)	—	(2,214)

Amortization expense	—	(2,501)	(3,729)	(6,230)

Impairment recognized	—	—	—	—

Adjustment of purchase accounting estimates	(1,060)	—	—	—

Change in deferred taxes related to remaining book/tax basis differences of purchase accounting adjustments	(1,443)	—	—	—

Balance, June 30, 2002	$409,051	$16,606	$32,243	$48,849

Estimated Annual Amortization Expense:

2002	—	5,684	7,338	13,022

2003	—	2,017	3,690	5,707

2004	—	1,563	2,936	4,499

2005	—	1,548	2,486	4,034

2006	—	1,548	2,486	4,034

The components of identifiable intangible assets follows:

	June 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:

Core deposit intangibles	$35,765	$19,159	$16,606

“SFAS 72” intangibles	45,787	14,594	31,193

Other identifiable intangibles	1,350	300	1,050

Total	$82,902	$34,053	$48,849

The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$75,011	$59,893	$142,340	$114,987

Add back:

Goodwill amortization (1)	—	2,529	—	5,091

Adjusted net income	$75,011	$62,422	$142,340	$120,078

Basic earnings per share:

Reported net income	$0.51	$0.44	$0.96	$0.83

Add back:

Goodwill amortization (1)	—	0.02	—	0.04

Adjusted net income	$0.51	$0.46	$0.96	$0.87

Diluted earnings per share:

Reported net income	$0.50	$0.43	$0.95	$0.82

Add back:

Goodwill amortization (1)	—	0.02	—	0.04

Adjusted net income	$0.50	$0.45	$0.95	$0.86

(1) After-tax effect

Note 3 – Capital Trust Securities

On February 22, 2002, Banknorth Capital Trust II, a subsidiary of Banknorth issued $200 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Banknorth. The proceeds from the offering to Banknorth, which was net of $6.8 million of issuance costs, will be used for general corporate purposes, including working capital, capital expenditures, investments in or advances to existing or future indebtedness, repayment of maturing obligations, replacement of outstanding indebtedness and repurchase of outstanding stock. The Securities pay interest quarterly, are mandatorily redeemable on April 1, 2032 and may be redeemed by the Trust at par any time on or after April 1, 2007.

Note 4 – Share Repurchase Programs

During the six months ended June 30, 2002, Banknorth repurchased 5.8 million shares of its outstanding common stock at an average price of $24.25. At June 30, 2002, there were a total of 7.8 million shares remaining under existing repurchase authorizations.

Note 5 — Comprehensive Income

The components of comprehensive income for Banknorth are net income, unrealized gains (losses) on securities available for sale and unrealized gains (losses) on cash flow hedges, net of tax. The following is a reconciliation of comprehensive income for the six months ended June 30, 2002 and 2001.

	Six Months Ended
	June 30,

	2002	2001

Net income	$142,340	$114,987

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on available for sale securities:

Unrealized holding gains arising during the period	36,350	34,500

Less: reclassification adjustment for gains included in net income	240	522

	36,110	33,978

Unrealized gains (losses) on cash flow hedges:

Unrealized holding losses arising during the period	(1,095)	(224)

Less: reclassification adjustment for losses included in net income	(320)	(543)

	(775)	319

Other comprehensive income, net	35,335	34,297

Comprehensive income	$177,675	$149,284

Note 6 — Earnings Per Share

The computations of basic and diluted net income per share and weighted average shares outstanding follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income before cumulative effect of accounting change	$75,011	$59,893	$142,340	$115,277

Cumulative effect of change in accounting principle, net of tax	—	—	—	(290)

Net income	$75,011	$59,893	$142,340	$114,987

Weighted average basic common shares outstanding	147,233	137,659	148,258	139,236

Effect of dilutive stock options	1,831	1,242	1,810	1,225

Weighted average diluted common shares outstanding	149,064	138,901	150,068	140,461

Basic earnings per share:

Net income before cumulative effect of accounting change	$0.51	$0.44	$0.96	$0.83

Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income	$0.51	$0.44	$0.96	$0.83

Diluted earnings per share:

Net income before cumulative effect of accounting change	$0.50	$0.43	$0.95	$0.82

Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income	$0.50	$0.43	$0.95	$0.82

Note 7 — Adoption of New Accounting Standards

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 provides additional implementation guidance and supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, among other things. It is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 was adopted on January 1, 2002 with no impact on our financial condition or results of operations.

Note 8 — Pending Acquisitions

         On April 11, 2002, Banknorth announced that it had entered into an agreement to acquire Bancorp Connecticut, Inc. (“Bancorp”) for $28.00 per share in cash. At June 30, 2002, Bancorp had total assets of $671 million and shareholders’ equity of $62 million. Bancorp is the parent company of Southington Savings Bank. The definitive agreement has been approved by the Boards of Directors of Banknorth and Bancorp and all required regulatory approvals have been received. The consummation of the merger is subject to the receipt of the approval of the shareholders of Bancorp and other customary closing conditions. The acquisition is expected to be completed in the third quarter of 2002.

         On July 26, 2002, Banknorth completed its acquisition of Massachusetts-based Ipswich Bancshares, Inc. (“Ipswich”) for total consideration of $19.9 million in cash and $20.0 million of Banknorth common stock. Approximately 842,000 shares of Banknorth common stock will be issued in this transaction following the completion of post-closing election and allocation procedures. Ipswich had $324 million in assets and $16.7 million in shareholders’ equity at June 30, 2002. Under terms of the agreement, each outstanding share of common stock of Ipswich was converted into the right to receive $20.50 in cash or a number of whole shares of Banknorth common stock determined by dividing $20.50 by the average closing prices of the Banknorth common stock during a specified period preceding the merger, plus cash in lieu of any fractional share interest, subject to election and allocation procedures which are intended to ensure that 51% of the outstanding shares of Ipswich common stock will be converted into the right to receive Banknorth common stock and 49% of the outstanding Ipswich common stock will be converted into cash.

On July 2, 2002, the Company acquired Community Insurance Agencies, Inc. (“Community”) in exchange for approximately 213,000 shares of Company common stock. Community is headquartered in South Glens Falls, New York and has 57 employees and had $24 million of premium revenue in 2001. Community will be combined with and managed by Banknorth Insurance Group, the insurance agency division of Banknorth, NA.

         On August 8, 2002, the Company announced that it had entered into an agreement to acquire Massachusetts-based Warren Bancorp, Inc. (“Warren”), parent company of Warren Five Cents Savings Bank. Warren had $460 million in assets and $44 million in shareholders’ equity at June 30, 2002. Under terms of the agreement, each outstanding share of common stock of Warren will be converted into the right to receive $15.75 in cash or a number of whole shares of Banknorth common stock determined by dividing $15.75 by the average closing prices of Banknorth common stock during a specified period preceding the merger, plus cash in lieu of any fractional share interest, subject to election and allocation procedures which are intended to ensure that 50% of the outstanding shares of Warren common stock will be converted into the right to receive Banknorth common stock and 50% of the outstanding Warren common stock will be converted into cash. The agreement has been approved by Banknorth and Warren Boards of Directors. The consummation of the merger is subject to the receipt of the approval of the shareholders of Warren and all required regulatory approvals and other customary closing conditions. The acquisition is expected to be completed by the end of the year.

Note 9 – State Tax Assessment

         In June 2002, a notice of intent to assess tax plus interest for the years ended 1999 and 2000 was received from the Massachusetts Department of Revenue (“DOR”). The assessment notices relate to Massachusetts banks which have been acquired by the Company through July 2002 and had a real estate investment trust (“REIT”) in their corporate structure. The DOR contends that dividend distributions from a REIT to a parent company are fully taxable in Massachusetts. The Company disagrees with the position of the DOR and contends that Massachusetts law provides for a 95% dividends-received deduction. The Company intends to appeal the assessment and defend its position. Should the DOR prevail, the potential assessment for 1999, 2000 and 2001 (we have not yet been assessed for 2001) of tax is approximately $4.5 million, net of Federal benefit, exclusive of interest and penalties. Such tax assessment would be accounted for as an adjustment to the purchase price for the acquisition of these banks and would increase goodwill.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company’s financial statements for the three and six month periods ended June 30, 2002 reflect the acquisitions of Andover Bancorp, Inc. (“Andover”) and MetroWest Bank (“MetroWest”), both of which closed on October 31, 2001. Because these mergers were accounted for under the purchase method of accounting, periods prior to October 31, 2001 have not been restated. Therefore, combined operations are presented only from October 31, 2001, and operations for the three and six month periods ended June 30, 2001 include only Banknorth. The acquisitions of Andover and MetroWest increased the Company’s total assets by approximately $2.7 billion, or 15%. The operational conversions of the Andover and MetroWest systems were completed in the first quarter of 2002; related personnel and expense reductions were also substantially completed in the first quarter of 2002.

SUMMARY

We reported consolidated net income of $75.0 million, or $0.50 per diluted share, for the second quarter of 2002 as compared with $59.9 million, or $0.43 per diluted share, for the second quarter of 2001, an increase of 16% on a per share basis. Results in the second quarter of 2002 were diminished by the effect of special charges, which consist of merger-related charges, charter consolidation costs, certain asset write-downs and branch closing costs while the second quarter of 2001 included goodwill amortization which ceased January 1, 2002 under new accounting rules. Special charges totaled $690 thousand (after-tax), or $.01 per diluted share for the three months ended June 30, 2002. There were no special charges in the second quarter of 2001. Goodwill amortization totaled $2.5 million (after-tax), or $.02 per diluted share for the three months ended June 30, 2001. There was no goodwill amortization (or impairment) in the second quarter of 2002.

Annualized return on average equity (ROE) and return on average assets (ROA) were 1.44% and 17.18%, respectively for the quarter ended June 30, 2002 and were 1.32% and 17.85%, respectively, for the comparable quarter one year ago.

Annualized operating cash return on average equity (“Operating Cash ROE”) and operating cash return on average assets (“Operating Cash ROA”) were 24.21% and 1.53%, respectively, for the quarter ended June 30, 2002 and were 22.11% and 1.44%, respectively, for the comparable quarter one year ago. Operating cash ROE and operating cash ROA exclude the after-tax effect of special charges and the amortization of goodwill and intangible assets.

Results for the second quarter of 2002 improved over the second quarter of 2001 due largely to increased net interest income tempered by higher expenses; credit quality remained strong. Net interest income grew by 20% as a result of increased net interest margins and the acquisitions of Andover and MetroWest. The net interest margin increased by 22 basis points due to a decline in short-term interest rates resulting from Federal Reserve Board rate cuts during 2001 and growth in higher-margin core deposits and commercial loans. Non-interest expenses increased by 14% due in large part to the acquisitions of Andover and MetroWest and increased incentive compensation expense. The efficiency ratio was 52.86% in the second quarter of 2002 compared to 54.57% in the comparable period last year. For a description of the methodology we use to calculate the cash efficiency ratio, see Note 5 to Table 1. Selected quarterly data, ratios and per share data are provided in Table 1.

For the first six months of 2002 consolidated net income was $142.3 million, or $0.95 per diluted share as compared with $115.0 million, or $0.82 per diluted share, for the first six months of the prior year. Results in each period were diminished by the effect of special charges which totaled $6.0 million (after-tax), or $.04 per diluted share, for the six months ended June 30, 2002 and $3.7 million (after-tax), or $.03 per diluted share, for the six months ended June 30, 2001. (See Table 5 for special charge activity for the six months ended June 30, 2002). The first six months of 2001 were burdened with goodwill amortization of $5.1 million (after-tax), or $.04 per diluted share. Under new accounting rules, there was no goodwill amortization (or impairment) in the six months of 2002. Net interest income for the six months ended June 30, 2002 increased 23% from the same period last year primarily due to a 35 basis point increase in net interest margin and the acquisitions of Andover and MetroWest. The provision for loan and lease losses for the six months ended June 30, 2002 increased 38% over the same period last year mostly due to higher net charge-offs and increased loans outstanding. Noninterest income for the six months ended June 30, 2002 increased 7% compared to the same period last year while noninterest expense increased 15%.

Annualized operating cash return on average equity (“Operating Cash ROE”) and operating cash return on average assets (“Operating Cash ROA”) were 23.84% and 1.53%, respectively, for the six months ended June 30, 2002 and were 22.12% and 1.44%, respectively, for the comparable period one year ago. Operating cash ROE and operating cash ROA exclude the after-tax effect of special charges and the amortization of goodwill and intangible assets. Annualized return on average equity (ROE) and return on average assets (ROA) were 1.44% and 17.18%, respectively for the six months ended June 30, 2002 and were 1.32% and 17.85%, respectively, for the comparable quarter one year ago.

TABLE 1 — Selected Quarterly Data
(Dollars in thousands, except per share data)

	2002		2001

	Second	First	Fourth	Third	Second	First

Net interest income	$199,473	$196,486	$188,458	$169,784	$165,699	$155,949

Provision for loan and lease losses	10,829	11,828	13,378	12,061	9,311	7,138

Net interest income after loan and lease loss provision	188,644	184,658	175,080	157,723	156,388	148,811

Noninterest income (1)	62,636	61,557	63,560	60,065	57,552	57,997

Net securities gains	350	19	39	486	45	759

Noninterest expenses (excluding special charges) (2)	137,481	136,445	136,016	124,632	121,826	119,233

Special charges (2)	1,061	8,204	2,007	—	—	5,608

Income before income taxes	113,088	101,585	100,656	93,642	92,159	82,726

Income tax expense	38,077	34,256	35,152	31,440	32,266	27,343

Net income before extraordinary item and cumulative effect of change in accounting principle	75,011	67,329	65,504	62,202	59,893	55,383

Extraordinary item-early extinguishment of debt, net of tax	—	—	(3,897)	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(290)

Net income	$75,011	$67,329	$61,607	$62,202	$59,893	$55,093

Basic earnings per share:

Net income before extraordinary item and cumulative effect of change in accounting principle	$0.51	$0.45	$0.45	$0.45	$0.44	$0.39

Extraordinary item-early extinguishment of debt, net of tax	—	—	(0.03)	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—

	$0.51	$0.45	$0.42	$0.45	$0.44	$0.39

Diluted earnings per share:

Net income before extraordinary item and cumulative effect of change in accounting principle	$0.50	$0.45	$0.44	$0.45	$0.43	$0.39

Extraordinary item-early extinguishment of debt, net of tax	—	—	(0.03)	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—

	$0.50	$0.45	$0.41	$0.45	$0.43	$0.39

Return on average assets (3)	1.44%	1.33%	1.23%	1.37%	1.32%	1.24%

Return on average equity (3)	17.18%	15.46%	14.45%	17.63%	17.85%	16.59%

Net interest margin	4.18%	4.24%	4.13%	4.09%	3.98%	3.78%

Noninterest income as a percent of total income (1)	23.90%	23.86%	25.22%	26.13%	25.78%	27.11%

Efficiency ratio (4)	52.86%	56.06%	54.77%	54.22%	54.57%	58.35%

Operating data (5):

Net income	$75,011	$67,329	$61,607	$62,202	$59,893	$55,093

Add: Special charges, net of tax	690	5,342	1,294	—	—	3,651

Extraordinary item — early extinguishment of debt, net of tax	—	—	3,897	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	290

Operating income	$75,701	$72,671	$66,798	$62,202	$59,893	$59,034

Operating ratios (5):

Return on average assets (excluding special items) (2) (3)	1.45%	1.44%	1.33%	1.37%	1.32%	1.32%

Return on average equity (excluding special items) (2) (3)	17.34%	16.69%	15.67%	17.63%	17.85%	17.78%

Efficiency ratio (4) (6)	52.45%	52.88%	53.97%	54.22%	54.57%	55.73%

Cash return on average assets (excluding special items)(2)(3)(7)	1.53%	1.53%	1.46%	1.48%	1.44%	1.44%

Cash return on average equity (excluding special items)(2)(3)(7)	24.21%	23.50%	21.35%	21.57%	22.12%	22.15%

Cash efficiency ratio(4)(8)	51.34%	51.58%	51.64%	51.88%	52.15%	53.20%

(1)	Excludes securities transactions.

(2)	Special charges consist of merger charges, charter consolidation costs, asset write-downs and branch closing costs where applicable. See table 5. Special items consists of (i) special charges, (ii) extraordinary item for the early extinguishment of debt in the fourth quarter of 2001 and (iii) cumulative effect of change in accounting principle in the first quarter 2001.

(3)	Annualized.

(4)	Represents noninterest expenses as a percentage of net interest income and noninterest income, excluding net securities gains and losses.

(5)	Operating data and ratios set forth above are not presented in accordance with accounting principles generally accepted in the United States of America or any other standardized requirements and, accordingly, there can be no assurance that this data is comparable with similar financial data of other issuers. However, management believes that the data provides meaningful supplemental information regarding operating results.

(6)	Excludes special charges.

(7)	Excludes the after-tax effect of amortization of intangible assets.

(8)	Excludes special charges and amortization of intangible assets.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income on earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest revenue source. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Fully-taxable equivalent net interest income for the second quarter of 2002 increased $33.5 million compared to the second quarter of 2001 while the net interest margin increased from 3.96% to 4.18% for the respective periods. Approximately two-thirds of the $33.5 million increase in net interest income was due to the acquisition of Andover and MetroWest, while the balance of the increase and the improved margins were due mainly to the cost of funds falling faster than the yields on earning assets. Average net earning assets increased $2.3 billion for the three months ended June 30, 2002 compared to the same period in the prior year, primarily as a result of the acquisitions of Andover and MetroWest. The rate decreases were reflective of the Federal Reserve rate cuts during 2001. Average loans as a percent of average earning assets was 67% and 65% for the quarters ended June 30, 2002 and 2001, respectively. Average loans and leases increased by $2.0 billion, or 18%, compared to the second quarter of 2001 due primarily to the acquisition of Andover and MetroWest in the fourth quarter of 2001 and internal loan growth.

Our fully-taxable equivalent net interest income for the six months ended June 30, 2002 increased $73.8 million compared to the six months ended June 30, 2001 primarily for the same reasons as the increase during the three months ended June 30, 2002, as discussed above. The net interest margin increased from 3.86% for the six months ended June 30, 2001 to 4.21% for the six months ended June 30, 2002 primarily due to a 173 basis point decrease in rates paid on interest-bearing liabilities compared to a 119 basis point decrease in interest rates earned on earning assets. Average net earning assets increased $488.7 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due in part to the acquisition of Andover and MetroWest in the fourth quarter of 2001. Table 2 shows quarterly average balances, net interest income by category and rates for each of the quarters in 2002 and 2001 and for the six months ended June 30, 2002 and 2001. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also “Asset-Liability Management” below.

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

TABLE 2 — Average Balances, Yields and Rates
(Dollars in thousands)

	2002 Second Quarter			2002 First Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate (1)

Loans and leases (2):

Residential real estate mortgages	$2,569,964	$43,946	6.84%	$2,675,415	$47,265	7.07%

Commercial real estate mortgages	4,216,766	74,347	7.07	4,101,873	72,724	7.19

Commercial business loans and leases	2,595,548	39,333	6.08	2,464,378	38,661	6.36

Consumer loans and leases	3,530,040	62,158	7.06	3,539,213	63,952	7.33

Total loans and leases	12,912,318	219,784	6.82	12,780,879	222,602	7.04

Investment securities	6,276,523	90,804	5.79	5,943,057	84,296	5.68

Federal funds sold and other short-term investments	25,856	52	0.81	72,107	415	2.33

Total earning assets	19,214,697	310,640	6.48	18,796,043	307,313	6.59

Noninterest-earning assets	1,676,185			1,671,783

Total assets	$20,890,882			$20,467,826

Interest-bearing deposits:

Regular savings	$1,716,942	$4,061	0.95	$1,646,822	$3,964	0.98

NOW and money market accounts	5,246,053	19,897	1.52	5,099,310	18,895	1.50

Certificates of deposit	4,652,499	37,273	3.21	4,762,399	41,694	3.55

Brokered deposits	50,741	235	1.86	63,594	288	1.84

Total interest-bearing deposits	11,666,235	61,466	2.11	11,572,125	64,841	2.27

Borrowed funds	4,784,197	48,448	4.06	4,511,945	44,679	4.01

Total interest-bearing liabilities	16,450,432	109,914	2.68	16,084,070	109,520	2.76

Non-interest bearing deposits	2,520,968			2,446,539

Other liabilities	168,403			171,449

Shareholders’ equity	1,751,079			1,765,768

Total liabilities and shareholders’ equity	$20,890,882			$20,467,826

Net earning assets	$2,764,265			$2,711,973

Net interest income (fully-taxable equivalent)		200,726			197,793

Less: fully-taxable equivalent adjustments		(1,253)			(1,307)

Net interest income		$199,473			$196,486

Net interest rate spread (fully-taxable equivalent)			3.80%			3.83%

Net interest margin (fully-taxable equivalent)			4.18%			4.23%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

TABLE 2 — Average Balances, Yields and Rates
(Dollars in thousands)

	2001 Fourth Quarter			2001 Third Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):

Residential real estate mortgages	$2,568,103	$47,262	7.36%	$2,102,988	$38,716	7.36%

Commercial real estate mortgages	3,737,282	70,871	7.52	3,121,928	64,802	8.24

Commercial business loans and leases	2,379,623	40,275	6.72	2,360,191	44,482	7.48

Consumer loans and leases	3,508,370	68,384	7.73	3,359,036	69,027	8.15

Total loans and leases	12,193,378	226,792	7.39	10,944,143	217,027	7.88

Investment securities	6,127,076	88,950	5.80	5,815,678	90,657	6.23

Federal funds sold and other short-term investments	52,108	263	1.99	17,125	131	3.02

Total earning assets	18,372,562	316,005	6.85	16,776,946	307,815	7.30

Noninterest-earning assets	1,516,800			1,273,973

Total assets	$19,889,362			$18,050,919

Interest-bearing deposits:

Regular savings	$1,543,616	$4,070	1.05	$1,416,784	$4,391	1.23

NOW and money market accounts	4,826,227	22,820	1.88	4,166,281	26,114	2.49

Certificates of deposit	4,664,683	49,158	4.18	4,386,194	53,692	4.86

Brokered deposits	110,772	1,175	4.21	165,115	2,327	5.59

Total interest-bearing deposits	11,145,298	77,223	2.75	10,134,374	86,524	3.39

Borrowed funds	4,495,463	48,803	4.31	4,133,666	49,817	4.79

Total interest-bearing liabilities	15,640,761	126,026	3.20	14,268,040	136,341	3.79

Non-interest bearing deposits	2,387,677			2,212,517

Other liabilities	169,235			170,672

Shareholders’ equity	1,691,689			1,399,690

Total liabilities and shareholders’ equity	$19,889,362			$18,050,919

Net earning assets	$2,731,801			$2,508,906

Net interest income (fully-taxable equivalent)		189,979			171,474

Less: fully-taxable equivalent adjustments		(1,521)			(1,690)

Net interest income		$188,458			$169,784

Net interest rate spread (fully-taxable equivalent)			3.65%			3.51%

Net interest margin (fully-taxable equivalent)			4.13%			4.08%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

TABLE 2 — Average Balances, Yields and Rates
(Dollars in thousands)

	2001 Second Quarter			2001 First Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):

Residential real estate mortgages	$2,206,518	$40,866	7.41%	$2,285,219	$43,118	7.55%

Commercial real estate mortgages	3,036,744	64,949	8.58	2,964,053	64,658	8.85

Commercial business loans and leases	2,322,572	46,509	8.03	2,304,625	49,439	8.70

Consumer loans and leases	3,342,216	70,166	8.42	3,373,971	72,604	8.73

Total loans and leases	10,908,050	222,490	8.18	10,927,868	229,819	8.51

Investment securities	5,931,974	95,241	6.42	5,819,082	97,939	6.74

Federal funds sold and other short-term investments	48,148	476	3.93	20,946	296	5.68

Total earning assets	16,888,172	318,207	7.55	16,767,896	328,054	7.88

Noninterest-earning assets	1,264,302			1,307,350

Total assets	$18,152,474			$18,075,246

Interest-bearing deposits:

Regular savings	$1,405,540	$4,898	1.40	$1,390,834	$5,561	1.62

NOW and money market accounts	4,059,390	28,525	2.82	3,969,403	32,539	3.32

Certificates of deposit	4,484,684	60,086	5.37	4,513,295	63,502	5.71

Brokered deposits	167,419	2,480	5.94	165,065	2,637	6.48

Total interest-bearing deposits	10,117,033	95,989	3.81	10,038,597	104,239	4.21

Borrowed funds	4,428,380	54,946	4.98	4,572,935	66,357	5.88

Total interest-bearing liabilities	14,545,413	150,935	4.16	14,611,532	170,596	4.73

Non-interest bearing deposits	2,101,326			1,966,919

Other liabilities	159,955			150,037

Shareholders’ equity	1,345,780			1,346,758

Total liabilities and shareholders’ equity	$18,152,474			$18,075,246

Net earning assets	$2,342,759			$2,156,364

Net interest income (fully-taxable equivalent)		167,272			157,458

Less: fully-taxable equivalent adjustments		(1,572)			(1,509)

Net interest income		$165,700			$155,949

Net interest rate spread (fully-taxable equivalent)			3.39%			3.15%

Net interest margin (fully-taxable equivalent)			3.96%			3.76%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

TABLE 2 — Average Balances, Yields and Rates
(Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2002			June 30, 2001

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):

Residential real estate mortgages	$2,622,398	$91,211	6.96%	$2,245,651	$83,984	7.48%

Commercial real estate mortgages	4,159,637	147,071	7.13	3,000,600	129,607	8.71

Commercial business loans and leases	2,530,326	77,994	6.21	2,313,648	95,950	8.36

Consumer loans and leases	3,534,601	126,110	7.19	3,358,006	142,770	8.57

Total loans and leases	12,846,962	442,386	6.93	10,917,905	452,311	8.34

Securities	6,110,711	175,100	5.73	5,875,840	193,180	6.58

Federal funds sold and other short-term investments	48,854	467	1.93	34,622	772	4.50

Total earning assets	19,006,527	617,953	6.53	16,828,367	646,263	7.72

Noninterest earning assets	1,673,796			1,284,891

Total assets	$20,680,323			$18,113,258

Interest-bearing deposits:

Regular savings	$1,682,076	8,025	0.96	$1,398,228	10,459	1.51

NOW and money market accounts	5,173,087	38,792	1.51	4,014,645	61,064	3.07

Certificates of deposit	4,707,146	78,967	3.38	4,498,911	123,588	5.54

Brokered deposits	57,131	523	1.85	166,248	5,117	6.21

Total interest-bearing deposits	11,619,440	126,307	2.19	10,078,032	200,228	4.01

Borrowed funds	4,648,327	93,127	4.03	4,500,288	121,304	5.43

Total interest-bearing liabilities	16,267,767	219,434	2.72	14,578,320	321,532	4.45

Non-interest bearing deposits	2,483,959			2,034,494

Other liabilities	169,654			153,906

Shareholders’ equity	1,758,943			1,346,538

Total liabilities and shareholders’ equity	$20,680,323			$18,113,258

Net earning assets	$2,738,760			$2,250,047

Net interest income (fully-taxable equivalent)		398,519			324,731

Less: fully-taxable equivalent adjustments		(2,560)			(3,083)

Net interest income		$395,959			$321,648

Net interest rate spread (fully-taxable equivalent)			3.81%			3.27%

Net interest margin (fully-taxable equivalent)			4.21%			3.86%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

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

TABLE 3 — Rate /Volume Analysis
(Dollars in thousands)

	Three Months Ended June 30, 2002 vs. 2001				Six Months Ended June 30, 2002 vs. 2001
	Increase (decrease) due to				Increase (decrease) due to

			Rate and	Total			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change	Volume (1)	Rate	Volume (2)	Change

Interest income:

Loans and leases	$40,875	$(36,986)	$(6,595)	$(2,706)	$79,781	$(76,339)	$(13,367)	$(9,925)

Securities	5,515	(9,317)	(635)	(4,437)	7,664	(24,767)	(977)	(18,080)

Federal funds sold and other short-term investments	(218)	(375)	169	(424)	318	(441)	(182)	(305)

Total interest income	46,172	(46,678)	(7,061)	(7,567)	87,763	(101,547)	(14,526)	(28,310)

Interest expense:

Interest-bearing deposits

Regular savings	1,087	(1,577)	(347)	(837)	2,125	(3,814)	(745)	(2,434)
NOW and money market accounts	8,343	(13,157)	(3,814)	(8,628)	17,636	(31,057)	(8,851)	(22,272)

Certificates of deposit	2,247	(24,151)	(909)	(22,813)	5,721	(48,189)	(2,153)	(44,621)

Brokered deposits	(1,728)	(1,703)	1,186	(2,245)	(3,360)	(3,594)	2,360	(4,594)

Total interest-bearing deposits	9,949	(40,588)	(3,884)	(34,523)	22,122	(86,654)	(9,389)	(73,921)

Borrowed funds	4,418	(10,157)	(759)	(6,498)	3,986	(31,243)	(920)	(28,177)

Total interest expense	14,367	(50,745)	(4,643)	(41,021)	26,108	(117,897)	(10,309)	(102,098)

Net interest income (fully taxable equivalent)	$31,805	$4,067	$(2,418)	$33,454	$61,655	$16,350	$(4,217)	$73,788

(1)	Volume increases include the effects of the acquisitions of Andover and MetroWest on October 31, 2001.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Noninterest Income

Second quarter noninterest income totaled $63.0 million, an increase of $5.4 million, or 9%, from the second quarter of 2001. Noninterest income for the six months ended June 30, 2002 totaled $124.6 million, a 7% increase from the comparable period of 2001. These increases were primarily due to increases in loan fee income, merchant and electronic banking income and deposit services income. These increases were partially offset lower mortgage banking services income. Noninterest income, excluding securities gains and losses, as a percent of total income was 24% and 26% for the quarters ended June 30, 2002 and 2001, respectively. The decline was attributable in large part to the acquisition of Andover and MetroWest, which had a combined ratio of noninterest income as a percent of total income of 8%.

Deposit services income increased by $1.5 million, or 8%, during the three months ended June 30, 2002 as compared to the same period in the prior year, and by $2.9 million, or 8%, during the six months ended June 30, 2002, as compared to the same period in the prior year. For the six months ended June 30, 2002 and 2001, deposit services income amounted to $38.9 million and $35.9 million, respectively. These increases were primarily attributable to volume-driven increases in checking account, ATM and overdraft fees which in part were due to the acquisitions of Andover and MetroWest.

Mortgage banking services income was $489 thousand and $1.8 million for the quarters ended June 30, 2002 and 2001, respectively. Residential mortgage sales income decreased $869 thousand as compared to the second quarter of last year due to lower gains on the sale of mortgage loans as a result of the retention of 15-year and 20-year fixed-rate loans as well as all variable-rate loans in our loan portfolio in 2002. Mortgage loan originations remained strong in the second quarter of 2002, as loan refinancings continued in the favorable rate environment. Residential mortgage loan originations were $301.0 million, $376.9 million and $361.7 million for the three months ended June 30, 2002, March 31, 2002 and June 30, 2001, respectively. Included in mortgage banking services income for the quarter ended June 30, 2002 is amortization expense of $925 thousand on capitalized mortgage servicing rights resulting from the acquisition of Andover in the fourth quarter of 2001. Amortization of mortgage servicing rights increased $595 thousand from the quarter ended March 31, 2002 due to continued high prepayment levels in this low interest rate environment. For the six months ended June 30, 2002 and 2001, mortgage banking services income amounted to $2.2 million and $5.0 million, respectively. This decrease was primarily for the same reasons as the decrease during the three months ended June 30, 2002, as discussed above, and a $706 thousand gain on the sale of mortgage servicing rights in the first quarter of 2001. The amount of loans serviced for others was $847.5 million, $964.0 million and $303.6 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. Capitalized mortgage servicing rights amounted to $7.6 million at June 30, 2002, $8.5 million at December 31, 2001 and $0.5 million at June 30, 2001. The increase in mortgage servicing rights was due to the servicing rights acquired in connection with the acquisition of Andover in the fourth quarter of 2001. See Table 4 for a summary of mortgage banking services income by quarter for 2002 and 2001.

TABLE 4 — Mortgage Banking Services
(In thousands)

	At or for the Three Months Ended

	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01

Residential mortgages serviced for investors	$847,545	$866,689	$964,027	$285,400	$303,590	$294,898

Mortgage servicing rights:

Balance at beginning of period	$8,503	$8,484	$440	$495	$491	$23,225

Mortgage servicing rights capitalized	—	349	177	—	—	382

Mortgage servicing rights acquired through purchase acquisitions	—	—	8,804	—	—	—

Amortization charged against mortgage servicing fee income	(925)	(330)	(589)	(55)	4	(500)

Mortgage servicing rights sold	—	—	(348)	—	—	(22,616)

Balance at end of period	$7,578	$8,503	$8,484	$440	$495	$491

Mortgage banking services income:

Residential mortgage sales income	$693	$1,068	$3,580	$1,734	$1,562	$2,184

Residential mortgage servicing income, net	(204)	608	358	448	214	344

Gain on sale of capitalized mortgage servicing rights	—	—	—	—	—	706

Total	$489	$1,676	$3,938	$2,182	$1,776	$3,234

	Six Months Ended

	6/30/02	6/30/01

Mortgage banking services income:

Residential mortgage sales income	$1,761	$3,746

Residential mortgage servicing income, net	404	558

Gain (loss) on sale of capitalized mortgage servicing rights	—	706

Total	$2,165	$5,010

Trust and investment management services income amounted to $8.5 million for the quarter ended June 30, 2002 compared to $8.7 million for the second quarter of 2001, a decrease of 2%. For the six months ended June 30, 2002 and 2001, trust and investment management services income amounted to $16.8 million and $17.5 million, respectively, a decrease of 4%. Assets under management decreased to $8.0 billion at June 30, 2002 from $8.6 billion at June 30, 2001 as a result of broad-based declines in the stock markets.

Investment planning services income increased $1.2 million, or 68%, in the second quarter of 2002 compared to the second quarter of 2001. For the six months ended June 30, 2002 and 2001, investment planning services income amounted to $5.7 million and $3.5 million, respectively, an increase of 64%. These increases were primarily attributable to higher sales of fixed annuities.

Insurance brokerage commissions income amounted to $10.1 million for the second quarter of 2002 compared to $9.2 million for the same period in 2001, an increase of 9%. For the six months ended June 30, 2002 and 2001, insurance brokerage commissions income amounted to $20.2 million and $19.2 million, respectively. Approximately two-thirds of the increase was due to rate increases on existing policies while one-third of the increase was due to new business.

Bank-owned life insurance (“BOLI”) income represents life insurance on the lives of certain employees of Banknorth and its subsidiaries. Most of the BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such companies AA or better at June 30, 2002. We purchased $40 million of BOLI in the first quarter of 2002. The BOLI investment provides a means to finance increasing employee benefit costs. BOLI income was $5.0 million for the second quarter of 2002, compared to $4.9 million for the same period in 2001, an increase of 2%. For the six months ended June 30, 2002 and 2001, BOLI income amounted to $9.4 million and $9.2 million, respectively. For the second quarter of 2002, the average carrying value of BOLI was $366 million compared to $310 million for the second quarter of 2001. BOLI represented 20.83% of capital and reserves at June 30, 2002.

Merchant and electronic banking income was $9.7 million for the second quarter of 2002 compared to $8.0 million for the second quarter of 2001, an increase of 21%. For the six months ended June 30, 2002 and 2001, merchant and electronic banking income amounted to $17.4 million and $14.5 million, respectively, an increase of 20%. This income represents fees and interchange income generated by the use of debit cards issued by us and charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. The increases were due to increases in the volume of transactions processed.

Loan fee income was $5.1 million for the second quarter of 2002 compared to $3.0 million for the second quarter of 2001, an increase of $2.1 million, or 71%. For the six months ended June 30, 2002 and 2001, loan fee income amounted to $10.5 million and $5.7 million, respectively, an increase of $4.8 million, or 85%. Loan fee income includes early payoff charges, letter of credit fees, late charges and other loan related fees. The increases in fee income in 2002 were primarily due to increased volumes and refinancing activities.

Net securities gains amounted to $350 thousand and $45 thousand during the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, net securities gains amounted to $369 thousand and $803 thousand, respectively. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Other noninterest income decreased $901 thousand, or 49%, for the quarter ended June 30, 2002 compared to the same quarter last year. For the six months ended June 30, 2002 and 2001, other noninterest income amounted to $3.1 million and $5.1 million, respectively. The declines were primarily due to losses on venture capital investments and funded executive retirement plans, which were partially offset by increases in income on covered call options.

Noninterest Expense

Noninterest expense was $138.5 million and $121.8 million for the quarters ended June 30, 2002 and 2001, respectively, which represented an increase of $16.7 million, or 14%. The increase was primarily due to salaries and employee benefits expense ($12.9 million), occupancy expense ($1.7 million) and other noninterest expense ($1.5 million.) which were partially offset by a decrease in goodwill amortization expense of $2.8 million. The cash efficiency ratio was 51.34% and 52.16% for the quarters ended June 30, 2002 and 2001, respectively. For a description of the methodology we used to calculate the cash efficiency ratio, see Note 5 to Table 1. For the six months ended June 30, 2002 and 2001, noninterest expense amounted to $283.2 million and $246.7 million, respectively, an increase of 15%. The increase was due to additional expenses from the acquisitions of Andover and MetroWest and increased incentive compensation.

Salaries and benefits expense of $75.8 million for the quarter ended June 30, 2002 increased $12.9 million, or 21%, from the same quarter of last year. For the six months ended June 30, 2002 and 2001, salaries and benefits expense amounted to $151.0 million and $124.6 million, respectively, also a 21% increase. These increases were primarily due to additional employees from the acquisitions of Andover and MetroWest in the fourth quarter of 2001 and increased incentive compensation. The total number of full-time equivalent employees was approximately 6,100 at June 30, 2002 compared to 5,600 at June 30, 2001. Pension expense under the defined benefit pension plan (which is included in salaries and benefits expense) was $1.7 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. An important component in the annual determination of pension expense is the fair value of assets in the pension plan at the end of the year. The fair value of plan assets as of June 30, 2002 was $128.7 million as compared to $141.0 million at December 31, 2001. The year-to-date return on plan assets was minus 5% primarily due to broad-based declines in the stock markets. It is not possible to determine whether the fair value of plan assets will increase, decrease, or stay the same by the next measurement date (December 31, 2002.)

Data processing expense of $9.8 million for the quarter ended June 30, 2002 increased $926 thousand, or 10%, from the same quarter a year ago. For the six months ended June 30, 2002 and 2001, data processing expense amounted to $20.4 million and $17.9 million, respectively. Continued investments in information technology and increased transaction volume contributed to the increases.

Occupancy expense of $12.8 million during the three months ended June 30, 2002 increased $1.7 million, or 15%, from the same quarter in 2001 due to the cost of additional facilities from two acquisitions in the fourth quarter of 2001. For the six months ended June 30, 2002 and 2001, occupancy expense amounted to $25.3 million and $22.9 million respectively, a 11% increase.

Equipment expense of $9.9 million during the three months ended June 30, 2002 increased $1.2 million, or 13%, from the second quarter of last year. For the six months ended June 30, 2002 and 2001, equipment expense amounted to $19.6 million and $16.9 million, respectively, an increase of 16%. These increases were primarily due to depreciation relating to new technology equipment and software.

Amortization of goodwill was $0 and $2.8 million for the quarters ended June 30, 2002 and 2001, respectively. In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective January 1, 2002. The amortization of other intangible assets (principally core deposit intangibles and “FAS 72” intangibles) increased by $263 thousand due largely to the amortization of core deposit intangibles recorded in connection with the two acquisitions consummated during the fourth quarter of 2001. Amortization of goodwill amounted to $5.6 million for the six months ended June 30, 2001 while there was no amortization expense in 2002.

During the three months ended June 30, 2002, special charges of $1.1 million ($690 thousand after-tax) included merger-related expenses for the two acquisitions effected in the fourth quarter of 2001 and costs related to consolidating the charters of our eight national bank subsidiaries and trust subsidiary to a single national bank charter effective January 1, 2002. There were no special charges recorded in the second quarter of 2001. Special charges for the six months ended June 30, 2002 and 2001 amounted to $9.3 million ($6.0 million after-tax) and $5.6 million ($3.7 million after-tax) respectively. The following table summarizes the detail of special charges for the three and six months ended June 30, 2002 and 2001.

TABLE 5 — Special Charges
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Andover/MetroWest Merger Charges
Severance costs (1)	$(423)	$0	$635	$0

Data processing/systems integration	336	—	3,052	—

Other costs (1)	(174)	—	1,858	—

	(261)	—	5,545	—

Ipswich Merger Charges
Data processing/systems integration	133	—	133	—

Other costs	499	—	502	—

	632	—	635	—

Southington Merger Charges
Data processing/systems integration	1	—	1	—

Other costs	78	—	78	—

	79	—	79	—

Banknorth Merger Charges
Severance costs	—	—	—	2,329

Asset write-downs/facility costs	29	—	29	—

Gain on regulatory-mandated branch sales	(478)	—	(478)	—

	(449)	—	(449)	2,329

Charter Consolidation Costs
Severance costs	770		770

Branch signage	—	—	729	—

Customer notices	—	—	567	—

Forms and documents	192	—	576	—

Other costs	131	—	780	—

	1,093	—	3,422	—

Branch closings
Severance costs	—	—	—	47

Asset write-downs/lease terminations	—	—	—	1,585

Branch decommissioning costs	—	—	66	755

Reversal of prior accruals	(33)	—	(33)	—

	(33)	—	33	2,387

Other Special Charges
Write-down of auto lease residuals	—	—	—	892

	—	—	—	892

Total Special Charges	$1,061	$0	$9,265	$5,608

(1)	Includes reversal of prior accruals.

The following table summarizes activity in the accrual account for special charges from December 31, 2001 through June 30, 2002.

TABLE 6 — Special Charges — Activity in the Accrual Account
(In thousands)

				Banknorth
	Andover/			Group, Inc.
	MetroWest	Ipswich	Southington	(Vermont)	Charter	Branch
	Mergers	Merger	Merger	Merger	Consolidation	Closings	Other	Total

Balance, December 31, 2001	$11,207	$0	$0	$330	$0	$296	$0	$11,833

Special charges	5,545	635	79	(449)	3,422	33	—	9,265

Cash payments	(15,915)	(635)	(79)	304	(2,748)	(218)	—	(19,291)

Non-cash write-downs and other adjustments	(49)	—	—	—	(674)	166	—	(557)

Balance, June 30, 2002	$788	$0	$0	$185	$0	$277	$0	$1,250

Other non-interest expenses increased by $1.5 million, or 6%, during the three months ended June 30, 2002 as compared to the comparable period in the prior year. Through the six months ended June 30, 2002 and 2001, other noninterest expenses amounted to $51.3 million and $48.0 million, respectively, a $3.3 million, or 7% increase. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

TABLE 7 — Other Noninterest Expenses
(In thousands)

	2002		2001

	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Advertising and marketing	$4,237	$3,977	$3,615	$2,582	$3,324	$2,387

Telephone	3,332	3,189	2,796	2,918	2,853	3,007

Office supplies	2,597	2,819	2,183	2,097	2,506	2,320

Postage and freight	2,206	2,609	2,400	2,039	2,448	2,478

Miscellaneous loan costs	1,706	1,167	2,041	1,902	1,699	1,737

Deposits and other assessments	901	799	963	825	837	835

Collection and carrying costs of non-performing assets	807	649	1,714	705	482	610

Other	10,518	9,793	12,678	9,661	10,697	9,806

Total	$26,304	$25,002	$28,390	$22,729	$24,846	$23,180

	Six Months Ended

	6/30/02	6/30/01

Advertising and marketing	$8,214	$5,711

Telephone	6,521	5,860

Office supplies	5,416	4,826

Postage and freight	4,815	4,926

Miscellaneous loan costs	2,873	3,436

Deposits and other assessments	1,700	1,672

Collection and carrying costs of non-performing assets	1,456	1,092

Other	20,310	20,503

Total	$51,305	$48,026

Taxes

The effective tax rate was 34% and 35% for the quarters ended June 30, 2002 and 2001, respectively, and 34% for each of the six months ended June 30, 2002 and 2001, respectively.

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

Stock Option Accounting

The Company currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the “cost” of the option is estimated using an option valuation model and recognized as compensation expense over the vesting period of the option. Any change from the intrinsic value method to the fair value method of accounting for stock options is required to be applied prospectively for options granted after the date of change in method which must be as of the beginning of a fiscal year. The Company generally awards stock options annually with a grant date in October. In 2001 the Company granted 3,193,168 options with a weighted average fair value of $6.10 using the Black- Scholes option pricing model; these options vest ratably over a 3 year period. Had the Company adopted the fair value method of accounting for stock options effective as of January 1, 2001, the options granted in 2001 would have resulted in compensation expense (after tax effect) of $0.9 million in 2001, $4.2 million in 2002, $4.2 million in 2003, and $3.3 million in 2004. Assuming stock options were issued annually after October 31, 2001, the after-tax compensation expense attributable to stock options would continue to increase annually through 2004 and then level off. The accounting standard-setters are contemplating changes to the transition requirements with respect to the adoption of the fair market value method.

Comprehensive Income

Comprehensive income amounted to $177.7 million and $149.3 million during the six months ended June 30, 2002 and 2001, respectively, which were different from our reported net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts (primarily forward sales commitments) that are accounted for as cash flow hedges. For additional information, see Note 5 to the Unaudited Consolidated Financial Statements included herein.

Our available for sale investment portfolio had unrealized gains (losses), net of applicable income tax effects, of $76.4 million, $40.3 million and ($510) thousand at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. At June 30, 2002, the net unrealized gains of $117.5 million, before related tax effect, represented 2% of securities available for sale. We attempt to balance the interest rate risk of assets with liabilities (see “Interest Rate Risk and Asset Liability Management”). However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income.”

FINANCIAL CONDITION

Our consolidated total assets amounted to $21.3 billion and $21.1 billion at June 30, 2002 and December 31, 2001, respectively. Total average assets were $20.9 billion and $20.7 billion for the three and six months ended June 30, 2002, respectively, compared to $18.2 billion and $18.1 billion for the comparable periods of 2001; these increases were largely due to the Andover and MetroWest acquisitions on October 31, 2001. Shareholders’ equity totaled $1.8 billion at June 30, 2002 and December 31, 2001, respectively.

Securities and Other Earning Assets

The securities portfolio averaged $6.3 billion during the second quarter of 2002, as compared to $5.9 billion in the second quarter of 2001. The securities portfolio consisted primarily of mortgage-backed securities, most of which were seasoned 15-year federal agency securities and U.S. Government and agency securities. Other securities in the portfolio were collateralized mortgage obligations, which included securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale were rated AAA or equivalently rated. The average yield on securities was 5.79% for the quarter ended June 30, 2002 and 6.42% for the quarter ended June 30, 2001. With the exception of the securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $76.4 million and $40.3 million at June 30, 2002 and December 31, 2001, respectively. The increase was primarily due to lower prevailing long-term rates at June 30, 2002.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $12.9 billion during the second quarter of 2002, an increase of $2.0 billion, or 18%, from the second quarter of 2001. This increase was primarily attributable to the acquisition of $1.9 billion of loans and leases in connection with the acquisitions of Andover and MetroWest in the fourth quarter of 2001. Average loans as a percent of average earning assets was 67% during the quarter ended June 30, 2002 compared to 65% during the quarter ended June 30, 2001.

Average residential real estate loans (which include mortgage loans held for sale) of $2.6 billion during the second quarter of 2002 increased $363 million from the second quarter of last year. Excluding the fourth quarter of 2001 acquisitions, average residential loans decreased $458 million. Increased refinancing activity and prepayments in a lower interest rate environment caused residential loans to decline. Mortgage loans held for sale amounted to $52.1 million and $75.1 million at June 30, 2002 and 2001, respectively, and $117.7 million at December 31, 2001. We are currently selling substantially all of the 30-year fixed-rate loans we originate while all new 15-year and 20-year fixed-rate loans and all adjustable-rate loans are originated for our portfolio.

Average commercial real estate loans of $4.2 billion increased $1.2 billion, or 39%, from the second quarter of last year. Excluding the acquisitions in the fourth quarter of 2001, average commercial real estate loans increased $530 million. The majority of the increase was in the Massachusetts market. The average yield on commercial real estate loans during the second quarter of 2002 was 7.07%, as compared to 8.58% in the second quarter of 2001, a decrease of 151 basis points. The lower yield reflects the effect of the Federal Reserve Board rate cuts in 2001 on variable-rate loans as well as fixed-rate loans which have refinanced at lower rates.

Commercial business loans and leases averaged $2.6 billion during the second quarter of 2002, an increase of $273 million, or 12%, over the second quarter of 2001. Excluding the acquisitions in the fourth quarter of 2001, average commercial business loans and leases increased $140 million. The largest increases were in New York, Maine and Massachusetts. The yield on commercial business loans and leases decreased to 6.08% in the second quarter of 2002 from 8.03% in the second quarter of 2001 due to repricing of variable-rate loans in response to the Federal Reserve Board rate cuts and to competition for new loans.

Average consumer loans and leases of $3.5 billion during the second quarter of 2002 increased $188 million, or 6%, from the second quarter of 2001. Acquisitions in the fourth quarter of 2001 accounted for approximately $150 million (or 5%) of the increase while internal loan growth accounted for approximately $38 million (or 1%) of the increase. Although the internal increase is seemingly small, origination levels have offset significant prepayment activity as proceeds of mortgage loans refinancings have been used to pay down consumer loans. The average yield on consumer loans and leases decreased to 7.06% in the second quarter of 2002 from 8.42% in the second quarter of 2001, which also reflected the Federal Reserve Board rate cuts in 2001.

Asset Quality

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. As shown in Table 8, nonperforming assets were $72.2 million at June 30, 2002, or 0.34% of total assets, compared to $81.2 million, or 0.39% of total assets, at December 31, 2001 and to $73.3 million, or 0.40% of total assets, at June 30, 2001. Total nonperforming loans as a percentage of total loans (excluding residential real estate loans held for sale) was 0.51%, 0.59% and 0.62% at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. We continue to focus on asset quality issues and allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. We maintain an internal rating system which provides a mechanism to regularly monitor the credit quality of our loan portfolio.

Residential real estate loans accounted for 19% of the total loan portfolio at June 30, 2002, as compared with 21% at December 31, 2001. Residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At June 30, 2002, 0.28% of the residential loans were nonperforming, as compared with 0.32% at December 31, 2001 and 0.46% at June 30, 2001.

Commercial real estate loans accounted for 33% of the total loan portfolio at June 30, 2002 and 32% at December 31, 2001. Commercial real estate loans consist primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (including food stores). These loans generally are secured by properties located in the New England states and upstate New York, particularly Maine, Massachusetts, New Hampshire and Vermont. At June 30, 2002, 0.47% of the commercial real estate loans were nonperforming, as compared with 0.42% at December 31, 2001 and 0.41% at June 30, 2001.

Commercial business loans and leases accounted for 21% of the total loan portfolio at June 30, 2002 and 19% at December 31, 2001. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Our commercial business loans and leases are generally to small and medium size businesses located within our geographic market area. We generally do not emphasize the purchase of participations in syndicated commercial loans. At June 30, 2002, we had $147 million of participations in syndicated commercial loans and commitments to purchase an additional $244 million of such participations. At June 30, 2002, 1.25% of commercial business loans and leases were non-performing, as compared with 1.64% at December 31, 2001 and June 30, 2001.

Consumer loans and leases accounted for 27% of the total loan portfolio at June 30, 2002 and 28% at December 31, 2001. We have a diversified consumer loan and lease portfolio consisting of home equity, automobile, mobile home, boat and recreational vehicles and education loans, as well as loans to finance certain medical /dental procedures (vision, dental and orthodontia fee plan loans). At June 30, 2002 and 2001, 0.17% of our consumer loans and leases were nonperforming, as compared with 0.27% at December 31, 2001.

At June 30, 2002, we had $2.7 million of accruing loans which were 90 days or more delinquent, as compared to $6.2 million of such loans at December 31, 2001 and $5.8 million at June 30, 2001. The decrease was due to a reduction in delinquent consumer loans, particularly guaranteed student loans and fee plan loans.

TABLE 8 — Nonperforming Assets
(Dollars in thousands)

	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01

Nonaccrual loans and leases:

Residential real estate loans	$7,075	$7,689	$8,311	$8,222	$9,590	$10,575

Commercial real estate loans	20,254	20,812	17,124	15,145	12,550	13,205

Commercial business loans and leases	33,573	34,481	40,341	34,220	39,208	32,233

Consumer loans and leases	6,008	8,183	9,470	6,380	5,795	5,611

Total nonaccrual loans and leases	66,910	71,165	75,246	63,967	67,143	61,624

Total troubled debt restructurings	—	—	—	—	—	—

Total nonperforming loans and leases	66,910	71,165	75,246	63,967	67,143	61,624

Other nonperforming assets:

Other real estate owned, net of related reserves	1,212	1,262	1,861	4,468	4,508	4,310

Repossessions, net of related reserves	1,964	2,251	2,016	2,428	1,618	1,935

Securities available for sale	2,104	2,104	2,104	—	—	—

Total other nonperforming assets	5,280	5,617	5,981	6,896	6,126	6,245

Total nonperforming assets	$72,190	$76,782	$81,227	$70,863	$73,269	$67,869

Accruing loans and leases which are 90 days or more overdue	$2,680	$5,430	$6,227	$6,055	$5,799	$7,664

Total nonperforming loans as a percentage of total loans and leases(1)	0.51%	0.56%	0.59%	0.59%	0.62%	0.57%

Total nonperforming assets as a percentage of total assets	0.34%	0.37%	0.39%	0.39%	0.40%	0.37%

Total nonperforming assets as a percentage of total loans and leases(1) and total other nonperforming assets	0.55%	0.60%	0.64%	0.65%	0.67%	0.63%

(1)	Total loans and leases exclude residential real estate loans held for sale.

Provision/Allowance for Loan and Lease Losses

We provided $10.8 million and $9.3 million for loan and lease losses in the quarters ended June 30, 2002 and 2001, respectively. As shown in Table 9, net charge-offs for the second quarter of 2002 were $8.3 million, or 0.26% of average loans outstanding, compared to $7.6 million, or 0.28% of average loans outstanding, for the second quarter of 2001. The increase in the provision for loan and lease losses for the three months ended June 30, 2002 reflect higher levels of net charge-offs and increased loans outstanding, as compared to the second quarter of 2001. At June 30, 2002, the allowance for loan and lease losses amounted to $193.4 million, or 1.48% of total portfolio loans and leases, as compared to $155.3 million, or 1.43%, at June 30, 2001. The ratio of the allowance for loan and lease losses to nonperforming loans was 289% at June 30, 2002 and 231% at June 30, 2001.

Provisions are made to the allowance for loan and lease losses in order to maintain the allowance at a level which management believes is reasonable and reflective of the overall risk of loss inherent in the loan and lease portfolio. Management considers the allowance appropriate and adequate to cover probable losses inherent in the loan and lease portfolio based on the current economic environment. During 2002, we have not changed our overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods in determining the adequacy of the allowance for loan and lease losses in the current period.

Provisions for loan and lease losses are attributable to management’s ongoing evaluation of the adequacy of the allowance for loan and lease losses, which includes, among other factors, consideration of the character and size of the loan and lease portfolio, such as internal risk ratings and credit concentrations, trends in nonperforming loans, delinquency trends and charge-off experience, portfolio migration data, the volume of new loan originations and other asset quality factors. Although management utilizes its judgment in providing for probable losses, there can be no assurance that we will not have to change our provisions for loan and lease losses in future periods. Changing economic and business conditions in our market areas, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large movements in market-based interest rates or other reasons could affect our future provisions for loan and lease losses.

TABLE 9 — Allowance for Loan and Lease Losses
(Dollars in thousands)

	2002 Second	2002 First	2001 Fourth	2001 Third	2001 Second	2001 First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance at beginning of period	$190,890	$189,837	$158,532	$155,303	$153,621	$153,550

Additions due to acquisitions	—	—	31,277	—	—	—

Charge-offs:

Real estate mortgages	474	501	644	735	724	790

Commercial business loans and leases	5,319	5,374	8,186	4,074	4,864	3,774

Consumer loans and leases	5,834	7,042	7,253	5,439	4,706	4,463

Total loans and leases charged off	11,627	12,917	16,083	10,248	10,294	9,027

Recoveries:

Real estate mortgages	48	50	(87)	62	349	138

Commercial business loans and leases	2,137	1,101	1,908	476	1,524	890

Consumer loans and leases	1,168	991	911	878	792	932

Total loans and leases recovered	3,353	2,142	2,732	1,416	2,665	1,960

Net charge-offs	8,274	10,775	13,351	8,832	7,629	7,067

Provision for loan and lease losses	10,829	11,828	13,379	12,061	9,311	7,138

Allowance at end of period	$193,445	$190,890	$189,837	$158,532	$155,303	$153,621

Average loans and leases outstanding during the period (1)	$12,912,318	$12,723,083	$11,173,723	$10,869,870	$10,816,524	$10,880,534

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.26%	0.34%	0.44%	0.32%	0.28%	0.26%

Ratio of allowance to total loans and leases at end of period (1)	1.48%	1.50%	1.49%	1.45%	1.43%	1.43%

Ratio of allowance to nonperforming loans and leases at end of period	289%	268%	252%	248%	231%	249%

Ratio of net charge-offs as a percent of average outstanding loans and leases, annualized (1):

Real estate mortgages	0.025%	0.027%	0.046%	0.052%	0.029%	0.051%

Commercial business loans and leases	0.486%	0.688%	1.047%	0.605%	0.577%	0.508%

Consumer loans and leases	0.524%	0.678%	0.717%	0.539%	0.470%	0.424%

(1)	Excludes residential real estate loans held for sale.

Deposits

Total deposits averaged $14.2 billion during the second quarter of 2002, an increase of $2.0 billion from the second quarter of 2001. Excluding deposits of Andover and MetroWest acquired in the fourth quarter of 2001, deposits were essentially unchanged from the second quarter of last year. However, the deposit mix changed favorably. Certificates of deposit and brokered deposits (which tend to pay higher rates) as a percent of total deposits declined from 37% in the second quarter of 2001 to 32% in the second quarter of 2002. The ratio of loans to deposits was 91% and 89% at June 30, 2002 and December 31, 2001, respectively.

Average non-interest bearing deposits of $2.5 billion during the second quarter of 2002 increased $419.6 million, or 20%, from the second quarter of 2001, including approximately $294.0 million from Andover and MetroWest. The increase in non-interest bearing deposits reflected strong growth in commercial, government and personal accounts.

Average interest-bearing deposits of $11.7 billion during the second quarter of 2002 increased $1.5 billion from the second quarter of 2001 primarily due to the acquisition of Andover and MetroWest in the fourth quarter of 2001. Andover and MetroWest had combined interest-bearing deposits of approximately $1.7 billion. The net decrease in interest-bearing deposits, exclusive of acquisitions, was primarily due to the planned run-off of brokered deposits and, to a lesser extent, certificates of deposit run-off related to relatively low market rates. The average rates paid on NOW and money market accounts decreased 130 basis points from 2.82% in the second quarter of 2001 to 1.52% in the second quarter of 2002 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 170 basis points from 3.81% in the second quarter of 2001 to 2.11% in the second quarter of 2002, reflecting the decline in prevailing interest rates during 2001.

Included within the deposit categories above are government banking deposits, which averaged $1.3 billion in the second quarter of 2002 and $1.2 billion in the second quarter of 2001. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

Other than deposits, our primary sources of funds are borrowings. Our principal borrowing sources are advances from Federal Home Loan Banks (“FHLB”) and securities sold under repurchase agreements. Other borrowing sources which we have used include the U.S. Treasury’s Note Option Treasury, Tax and Loan program, overnight borrowings from other banks, trust preferred securities, and public/private debt offerings. Average total borrowings in the second quarter of 2002 were $4.8 billion, an increase of $356 million from the second quarter of 2001. This increase was primarily the result of borrowings assumed in the acquisitions of Andover and MetroWest. Average total borrowings in the first six months of 2002 were $4.6 billion, an increase of $148 million from the comparable period of 2001.

Significant transactions related to borrowings from the second quarter of 2001 through June 30, 2002 include the issuance of $200 million of subordinated debt by a subsidiary bank in June 2001, the assumption of approximately $480 million of borrowings in the Andover and MetroWest acquisitions, the prepayment of approximately $175 million of FHLB advances in the fourth quarter of 2001 and the issuance of $200 million of trust preferred securities in February 2002.

Average FHLB borrowings for the second quarter of 2002 were $2.5 billion, which decreased $489 million or 16% from the second quarter of 2001. Collateral for FHLB borrowings consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.50% during the quarter ended June 30, 2002 as compared to 5.15% for the comparable period last year. The 65 basis point decrease was due to the Federal Reserve Board rate cuts during 2001 and prepayment of $174.6 million of FHLB borrowings with a weighted average cost of 5.62%. At June 30, 2002, FHLB borrowings amounted to $2.5 billion and our additional borrowing capacity from the FHLB was $1.8 billion.

Average balances for securities sold under repurchase agreements were $1.6 billion and $1.1 billion for the quarters ended June 30, 2002 and 2001, respectively, an increase of $473.3 million. Our borrowings under wholesale repurchase agreements increased while our FHLB borrowings decreased because of better pricing on the wholesale repurchase agreements. Borrowings under repurchase agreements had a weighted average rate of 2.35% and 4.14% for the quarters ended June 30, 2002 and 2001, respectively, and are secured by mortgage-backed securities and U.S. Government obligations.

In June 2001, Banknorth, NA issued $200 million of 7.625% subordinated notes due in 2011. Interest is payable semi-annually in June and December. The notes qualify as Tier 2 capital.

In January 2002, we renewed an existing line of credit in the amount of $80 million at the rate of LIBOR plus 0.625%. The average outstanding balance on this line for the six months ended June 30, 2002 was $4.3 million.

In February 2002, we filed a shelf registration statement with the SEC which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock, and warrants and which allows subsidiary trusts to sell capital securities. In February 2002, Banknorth Capital Trust II issued $200 million of 8% trust preferred securities (“Securities”) to the public under the shelf registration. These Securities pay interest quarterly and are mandatorily redeemable on April 1, 2032 and may be redeemed by the Trust at par any time on or after April 1, 2007. The Securities qualify as Tier 1 capital.

CONTRACTUAL OBLIGATIONS

We have entered into numerous contractual obligations and commitments. The following tables summarize our contractual cash obligations and other commitments at June 30, 2002.

Contractual Cash Obligations
(In thousands)

		Payments Due - By Period

		Less than	1 - 3	4 -5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt	$2,947,159	$257,318	$896,091	$662,881	$1,130,869

Facility lease obligations	133,004	18,310	29,855	22,977	61,862

Other long-term obligations	894,745	23,382	571,363	200,000	100,000

Total contractual cash obligations	$3,974,908	$299,010	$1,497,309	$885,858	$1,292,731

Other Commitments
(In thousands)

		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years

Lines of credit	$3,274,665	$456,451	$157,558	$80,902	$2,579,754

Standby letters of credit	245,390	131,810	71,433	29,653	12,494

Other commitments	1,503,385	214,903	157,670	65,189	1,065,623

Forward commitments to sell loans	99,000	99,000	—	—	—

Total commitments	$5,122,440	$902,164	$386,661	$175,744	$3,657,871

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues facing us or the financial services industry affect the nature and extent of the risks faced by us. Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk. The Board of Directors (the “Board”) and management believe that there are seven applicable “risk categories,” consisting of credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective. In addition, an aggregate level of risk is assigned as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the Board with an accompanying explanation of any differences. The risk program includes risk identification, measurement, control and monitoring.

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

We manage the interest-rate risk inherent in our core banking operations primarily using on-balance sheet instruments, which sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed funds. When appropriate, we utilize interest rate instruments such as interest-rate swaps, interest rate floors and interest rate corridor agreements, among other instruments. As of June 30, 2002, there were no such agreements in effect. During the quarter ended June 30, 2002, the ALCO, Corporate Credit Committee and Board Risk Management Committee approved a pilot program to offer interest rate derivative hedging products to commercial customers, provided these products are in turn hedged. The program is geared to putting variable rate commercial loans on the balance sheet while allowing the customer to synthetically fix the rate by purchasing a variable to fixed interest rate swap. The Bank would enter into an exact offsetting fixed to variable interest rate swap with a broker. The program’s success depends on the receptiveness of commercial customers, but it is anticipated that interest rate derivatives will reduce interest rate risk. As of June 30, 2002, there were no such agreements in effect.

We manage the interest-rate risk inherent in our mortgage banking operations by entering into forward sales contracts and, to a lesser extent, by using purchased mortgage-backed security options. An increase in market interest rates between the time we commit to terms on a loan and the time we ultimately sell the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) we record on the sale. We attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover all closed loans and approximately 80% of loan commitments on rate-locked loans. Purchased mortgage-backed security options are used to hedge a percentage of rate-locked loans.

The average balances during the second quarter of 2002 of residential mortgage loans held for sale and related average hedge positions are summarized below (in millions):

Residential mortgage loans held for sale	$53,033

Rate-locked loan commitments	51,967

Forward sales contracts	94,270

Purchased mortgage-backed security/treasury options	1,667

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. Our gradual 2% rising rate scenario was within compliance guidelines at June 30, 2002. However, the gradual 2% falling rate scenario was slightly outside guidelines. Given the slight exception to the guidelines, historically low rates and the steep yield curve, which is thought to imply that further significant rate reductions are unlikely, we have not taken immediate corrective action to bring the falling rate exposure within guidelines. Rather, we continue to focus on strategies that prove beneficial to income should rates rise or the yield curve flattens without worsening exposure to falling rates.

The following table sets forth the estimated effects on our net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Decrease	Rate Increase	Rate Increase

June 30, 2002	(5.58%)	(2.18%)	2.06%	2.94%

December 31, 2001	(5.37)%	(2.45)%	1.71%	2.73%

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

The most significant factors affecting market risk exposure of net interest income during the three months ended June 30, 2002 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the composition and prepayment speeds of mortgage assets, (iii) reduction of deposit interest expense, and (iv) changes in the wholesale borrowings portfolio structure. Since March 2002, the yield curve fell most significantly in the 2-year term (approximately 90 basis points) and in the 10-year term (approximately 60 basis points). As a result, projected mortgage and loan prepayments were faster in the second quarter of 2002 than in the first quarter of 2002. Overall total loans and securities available for sale effective duration estimates became slightly shorter due to increased prepayment estimates. To help protect against rising rates, during the quarter ended June 30, 2002, $200 million of wholesale borrowings were replaced with variable-rate borrowings with interest rates tied to three-month LIBOR with caps ranging from 3% to 6%. The above table reflects the impact of these changes. There was little net change in the estimated sensitivity of our net interest income to changes in interest rates during the second quarter of 2002 as a result of these factors. We remain asset sensitive and project net interest income to increase if short and long interest rates move symmetrically higher.

In connection with the Andover and MetroWest acquisitions in the fourth quarter of 2001, we recorded $8.8 million of mortgage servicing rights at market value at the date of acquisition. Mortgage servicing rights as of June 30, 2002 totaled $7.6 million compared to $8.5 million as December 31, 2001. New mortgage servicing rights from originations are sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to changes in the value of mortgage servicing rights is not expected to be material.

Our earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at June 30, 2002, our debt service requirements consisted primarily of junior subordinated debentures issued to three subsidiaries: $103 million to Peoples Heritage Capital Trust I, $31 million to Banknorth Capital Trust I and $200 million to Banknorth Capital Trust II, in connection with the issuance of 9.06% Capital Securities due 2027, 10.52% Capital Securities due 2027 and 8% Capital Securities due 2032, respectively. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from its small investment securities portfolio and borrowings, including draws on a $80 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. Our subsidiary bank had $213.5 million available for dividends that could be paid without prior regulatory approval. The average balance outstanding on the line of credit during the six months ended June 30, 2002 was $4.3 million. In addition, the parent company had $181.6 million in cash or cash equivalents at June 30, 2002.

Banking Subsidiary

For our banking subsidiary, Banknorth, NA, liquidity represents the ability to fund asset growth and accommodate deposit withdrawals and meet other funding requirements. Liquidity risk is the danger that Banknorth, NA cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank’s ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

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

As of June 30, 2002, Banknorth, NA had in the aggregate $2.7 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 19% of deposits, as compared to a current policy minimum of 10% of deposits.

Also as of June 30, 2002, Banknorth, NA had in the aggregate “potentially volatile funds” of $1.4 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of June 30, 2002, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 190%, versus a policy minimum of 100%.

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

CAPITAL

At June 30, 2002, shareholders’ equity amounted to $1.8 billion, or 8.54% of total assets. In addition, through subsidiary trusts, we had outstanding at such date $293.8 million of capital securities, of which $93.8 million mature in 2027 and $200 million mature in 2032, which qualify as Tier 1 Capital. We also have $200 million of 7.625% subordinated notes due in 2011 which qualify as Tier 2 capital.

We paid a $0.145 per share dividend on our common stock during the second quarter of 2002. In February 2002, the Board authorized 8 million shares to be repurchased in the open market in addition to the 13 million share repurchase program authorized in 2001. During the six months ended June 30, 2002, we repurchased 5.8 million shares at an average price of $24.25. As of June 30, 2002, a total of 7.8 million shares were available for repurchase under these authorizations.

Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios, set forth in Table 9. As indicated in such table, our regulatory capital currently substantially exceeds all applicable requirements.

TABLE 10 — Regulatory Capital Requirements
(Dollars in thousands)

	For Capital Adequacy

	Actual		Purposes		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2002:

Total capital (to risk weighted assets)	$1,967,272	13.23%	1,189,490	8.00%	$777,782	5.23%

Tier 1 capital (to risk weighted assets)	1,581,321	10.64%	594,745	4.00%	986,576	6.64%

Tier 1 leverage capital (to average assets)	1,581,321	7.75%	816,234	4.00%	765,087	3.75%

As of December 31, 2001:

Total capital (to risk weighted assets)	$1,763,236	12.23%	1,153,369	8.00%	609,867	4.23%

Tier 1 capital (to risk weighted assets)	1,382,903	9.59%	576,685	4.00%	806,218	5.59%

Tier 1 leverage capital (to average assets)	1,382,903	7.14%	775,163	4.00%	607,740	3.14%

Net risk weighted assets were $14.9 billion and $14.4 billion at June 30, 2002 and December 31, 2001, respectively.

Banknorth NA is also subject to federal regulatory capital requirements. At June 30, 2002, Banknorth NA was deemed to be “well capitalized” under the regulations of the Office of the Comptroller of Currency of the United States and in compliance with applicable capital requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this standard is not expected to materially affect our financial condition, results of operations, earnings per share or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. We have not yet adopted this standard. In the fourth quarter of 2001, under the provisions of SFAS No. 4, we recorded an extraordinary item from the early extinguishment of debt of $3.9 million after-tax, or $.03 per diluted share. Upon adoption of SFAS No. 145, this will no longer qualify for extraordinary treatment and must be reclassified.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

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

Item 2.    Changes in Securities and Use of Proceeds — not applicable.

Item 3.    Defaults Upon Senior Securities — not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	An annual meeting of shareholders of Banknorth was held on April 23, 2002 (“Annual Meeting”).

(b)	Not applicable.

(c)	There were 147,369,279 shares of Common Stock eligible to be voted at the Annual Meeting and 130,747,980 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:
1. Election of directors for Three Year Terms:

Director Nominees Elected for Three Year Terms:

	FOR	AGAINST

P. Kevin Condron	129,552,143	1,195,832

Colleen Khoury	127,344,886	3,403,089

Irving E. Rogers, III	129,522,015	1,225,960

William J. Ryan	129,554,879	1,203,096

Curtis M. Scribner	129,536,629	1,211,346

Election of director for a two-year term:

Director Nominee elected for Two Year Term:

Luther F. Hackett	129,524,170	1,223,805

Election of director for a one-year term:

Director Nominee elected for a One Year Term:

Allen M. Glick	127,321,433	3,426,542

2.	Proposal to approve the Executive Incentive Plan.

FOR	AGAINST	ABSTAIN

118,729,260	10,467,393	1,598,454

3.	Proposal to approve an amended and restated Employee Stock Purchase Plan.

FOR	AGAINST	ABSTAIN

126,836,924	2,994,954	1,239,834

4.	Proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2002.

FOR	AGAINST	ABSTAIN

126,885,746	3,812,218	323,752

Item 5.    Other Information — not applicable.

Item 6.	Exhibits and Reports on Form 8-K.
(a) The following exhibits are filed as part of this report.
      Exhibit No. 99.1 Certification of Chief Executive Officer Under 18 U.S.C. § 1350.
Exhibit No. 99.2 Certification of Chief Financial Officer Under 18 U.S.C. § 1350.

            (b)  We filed a Current Report on Form 8-K or 8-K/A on January 22, 2002, February 22,2002, February 28, 2002, April 11, 2002 and April 12, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKNORTH GROUP, INC.

Date: August 13, 2002	By:	/s/ William J. Ryan

William J. Ryan Chairman, President and Chief Executive Officer

Date: August 13, 2002	By:	/s/ Peter J. Verrill

Peter J. Verrill Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: August 13, 2002	By:	/s/ Stephen J. Boyle

Stephen J. Boyle Executive Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit 99.1	Statement under oath of Principal Executive Officer, dated August 13, 2002

Exhibit 99.2	Statement under oath of Principal Financial Officer, dated August 13, 2002