Form 10-Q
period 2002-09-30
BANKNORTH GROUP INC/ME
filed 2002-11-14
CIK 829750

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31251

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

Yes [X]       No [   ]

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of October 31, 2002 is:

Common stock, par value $.01 per share	147,848,007

(Class)	(Outstanding)

Available on the Web @ www.banknorth.com

INDEX
BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001

Assets	(Unaudited)
Cash and due from banks	$633,455	$650,588
Federal funds sold and other short term investments	5,883	270,623
Securities available for sale, at market value	6,483,010	5,817,238
Securities held to maturity (fair value of $258,007 and $340,737 at September 30, 2002 and December 31, 2001, respectively)	253,131	339,623
Loans held for sale	76,399	117,674
Loans and leases:
Residential real estate mortgages	2,646,432	2,627,125
Commercial real estate mortgages	4,426,120	4,094,039
Commercial business loans and leases	2,872,191	2,462,653
Consumer loans and leases	3,786,794	3,531,513

Total loans and leases	13,731,537	12,715,330
Less: Allowance for loan and lease losses	201,689	189,837

Net loans and leases	13,529,848	12,525,493

Premises and equipment, net	266,170	237,440
Goodwill	569,814	409,340
Identifiable intangible assets	31,595	57,293
Mortgage servicing rights	5,202	8,484
Bank-owned life insurance	374,880	321,113
Other assets	316,753	321,677

Total assets	$22,546,140	$21,076,586

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$1,835,688	$1,604,556
Money market access and NOW accounts	5,769,357	5,129,626
Certificates of deposit	4,749,210	4,811,357
Brokered deposits	32,532	72,171
Demand deposits	2,855,122	2,603,339

Total deposits	15,241,909	14,221,049
Federal funds purchased and securities sold under repurchase agreements	2,081,269	1,620,555
Borrowings from the Federal Home Loan Bank	2,482,180	2,644,105
Other borrowings	103,030	43,972
Subordinated long-term debt	200,000	200,000
Company obligated, mandatorily redeemable securities of subsidiary trusts holding solely parent junior subordinated debentures	295,056	93,756
Other liabilities	218,537	464,034

Total liabilities	20,621,981	19,287,471

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, 166,175,991 shares issued in 2002 and 165,123,674 shares issued in 2001)	1,662	1,651
Paid-in capital	982,086	958,764
Retained earnings	1,214,430	1,056,678
Unearned compensation	(138)	(1,017)
Treasury stock, at cost (18,238,998 shares in 2002 and 13,903,074 shares in 2001)	(380,527)	(267,529)
Accumulated other comprehensive income	106,646	40,568

Total shareholders’ equity	1,924,159	1,789,115

Total liabilities and shareholders’ equity	$22,546,140	$21,076,586

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest and dividend income:
Interest and fees on loans and leases	$221,534	$215,992	$662,298	$666,321
Interest and dividends on securities	91,622	90,133	266,251	282,983

Total interest and dividend income	313,156	306,125	928,549	949,304

Interest expense:
Interest on deposits	62,335	86,524	188,642	286,751
Interest on borrowed funds	49,825	49,817	142,952	171,121

Total interest expense	112,160	136,341	331,594	457,872

Net interest income	200,996	169,784	596,955	491,432
Provision for loan and lease losses	10,829	12,061	33,486	28,510

Net interest income after provision for loan and lease losses	190,167	157,723	563,469	462,922

Noninterest income:
Deposit services	20,816	17,167	59,712	53,114
Mortgage banking services	(455)	2,182	1,710	7,193
Trust and investment management services	7,791	8,481	24,587	25,971
Investment planning services	2,770	1,869	8,452	5,327
Insurance brokerage commissions	11,670	10,161	31,885	29,371
Bank-owned life insurance	5,107	4,769	14,477	13,967
Merchant and electronic banking income, net	10,196	9,195	27,605	23,657
Loan fee income	5,206	4,024	15,725	9,708
Net securities gains	208	486	578	1,290
Other noninterest income	2,196	2,217	5,336	7,308

	65,505	60,551	190,067	176,906

Noninterest expenses:
Salaries and employee benefits	79,718	67,148	230,763	191,698
Data processing	9,763	9,768	30,188	27,647
Occupancy	12,715	11,422	37,999	34,304
Equipment	9,986	8,181	29,623	25,087
Amortization of goodwill	—	2,967	—	8,950
Amortization of identifiable intangible assets	1,684	2,417	4,422	7,250
Special charges	2,168	—	11,433	5,608
Other noninterest expenses	25,543	22,729	76,837	70,756

	141,577	124,632	421,265	371,300

Income before income tax expense	114,095	93,642	332,271	268,528
Applicable income tax expense	37,233	31,440	110,771	91,049

Net income before cumulative effect of change in accounting principle	76,862	62,202	221,500	177,479
Cumulative effect of change in accounting principle, net of tax	—	—	—	(290)

Net income	$76,862	$62,202	$221,500	$177,189

Basic earnings per share:
Net income before cumulative effect of accounting change	$0.52	$0.45	$1.49	$1.28
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income	$0.52	$0.45	$1.49	$1.28

Diluted earnings per share:
Net income before cumulative effect of accounting change	$0.51	$0.45	$1.48	$1.27
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income	$0.51	$0.45	$1.48	$1.27

Weighted average shares outstanding:
Basic	148,099	137,014	148,208	138,502
Diluted	149,662	138,432	149,935	139,791

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2001	$1,651	$958,764	$1,056,678	$(1,017)	$(267,529)	$40,568	$1,789,115
Net income	—	—	221,500	—	—	—	221,500
Unrealized gain on available for sale securities, net of tax and reclassification adjustment	—	—	—	—	—	67,556	67,556
Unrealized loss on cash flow hedges, net of tax and reclassification adjustment	—	—	—	—	—	(1,478)	(1,478)

Comprehensive income							287,578

Issuance of stock for acquisitions	11	25,810	—	—	—	—	25,821
Treasury stock issued for employee benefit plans	—	(6,853)	—	—	36,569	—	29,716
Treasury stock purchased	—	—	—	—	(151,286)	—	(151,286)
Issuance and distribution of restricted stock	—	(893)	—	—	1,719	—	826
Decrease in unearned compensation-ESOP	—	5,300	—	879	—	—	6,179
Cash in lieu of fractional shares	—	(42)	—	—	—	—	(42)
Cash dividends	—	—	(63,748)	—	—	—	(63,748)

Balances at September 30, 2002	$1,662	$982,086	$1,214,430	$(138)	$(380,527)	$106,646	$1,924,159

Balances at December 31, 2000	$1,496	$617,234	$897,214	$(1,354)	$(149,246)	$(34,487)	$1,330,857
Net income	—	—	177,189	—	—	—	177,189
Unrealized gain on available for sales securities, net of tax and reclassification adjustment	—	—	—	—	—	105,804	105,804
Unrealized gain on cash flow hedges, net of tax and reclassification adjustment	—	—	—	—	—	(687)	(687)

Comprehensive income							282,306

Premium on repurchase of trust preferred securities	—	(72)	—	—	—	—	(72)
Treasury stock issued for employee benefit plans	—	297	(3,109)	—	18,286	—	15,474
Treasury stock purchased	—	—	—	—	(115,758)	—	(115,758)
Issuance and distribution of restricted stock	—	(9)	(128)	—	286	—	149
Decrease in unearned compensation-ESOP	—	1,235	—	252	—	—	1,487
Cash in lieu of fractional shares	—	(4)	—	—	—	—	(4)
Cash dividends	—	—	(53,853)	—	—	—	(53,853)

Balances at September 30, 2001	$1,496	$618,681	$1,017,313	$(1,102)	$(246,432)	$70,630	$1,460,586

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$221,500	$177,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	33,486	28,510
Depreciation	26,417	22,031
Amortization of goodwill and other intangibles	4,422	16,200
Provision for deferred tax expense	8,539	(20,196)
ESOP and restricted stock expense	6,179	1,487
Issuance of restricted stock units	826	149
Net (gains) realized from sales of securities and consumer loans	(1,001)	(2,058)
Net (gains) realized from sales of loans held for sale (a component of mortgage banking services)	(6,330)	(6,378)
Earnings from bank owned life insurance	(14,477)	(13,967)
Net decrease in mortgage servicing rights	3,489	22,785
Proceeds from sales of loans held for sale	526,694	677,150
Residential loans originated for sale	(481,341)	(677,844)
Net (increase) decrease in interest and dividends receivable and other assets	(17,226)	34,005
Net increase in other liabilities	40,428	51,871

Net cash provided by operating activities	351,605	310,934

Cash flows from investing activities:
Proceeds from sales of securities available for sale	746,317	500,344
Proceeds from maturities and principal repayments of securities available for sale	1,536,850	1,295,718
Purchases of securities available for sale	(2,879,290)	(1,724,070)
Proceeds from maturities and principal repayments of securities held to maturity	86,492	82,427
Net (increase) in loans and leases	(490,159)	(113,909)
Proceeds from sale of loans	—	39,303
Net additions to premises and equipment	(47,652)	(21,175)
Purchases of bank owned life insurance	(40,000)	—
Proceeds from death claim on bank owned life insurance	—	3,690
Payment for acquisitions, net of cash acquired	(27,197)	—

Net cash (used) provided by investing activities	(1,114,639)	62,328

Cash flows from financing activities:
Net increase in deposits	348,030	217,587
Net increase in securities sold under repurchase agreements	347,841	337,538
Proceeds from Federal Home Loan Bank borrowings	3,555	5,816,074
Payments on Federal Home Loan Bank borrowings	(322,617)	(6,634,926)
Net increase in other borrowings	57,262	(34,078)
Issuance of subordinated long-term debt	—	197,982
Issuance of securities of subsidiary trusts, net	190,950	(5,091)
Issuance of stock	29,674	15,474
Purchase of treasury stock	(151,286)	(115,758)
Dividends paid	(63,748)	(53,853)

Net cash provided (used) by financing activities	439,661	(259,051)

Increase (decrease) in cash and cash equivalents	(323,373)	114,211
Cash and cash equivalents at beginning of period	871,211	392,989

Cash and cash equivalents at end of period	$547,838	$507,200

For the nine months ended September 30, 2002 and 2001, interest of $324,901 and $454,379 and income taxes of $59,833 and $42,057 were paid, respectively.

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(In thousands, except per share data) (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. Banknorth Group, Inc. (“Banknorth”) has not changed its accounting and reporting policies from those disclosed in its 2001 Annual Report, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of SFAS Statements Nos. 72 and 144 and FASB Interpretation No. 9,” each as discussed in Note 2, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” as discussed in Note 7. There have been no significant changes in the methods or assumptions used in the accounting policies which require material estimates and assumptions.

Effective January 1, 2002, Banknorth completed the consolidation of eight of its banking subsidiaries and its subsidiary trust company into its Maine-based banking subsidiary, Peoples Heritage Bank NA, which was renamed Banknorth, NA in connection with these transactions.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

Note 2 – Goodwill and Other Intangible Assets

Banknorth adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the date of adoption, we had unamortized goodwill totaling $409.3 million, and unamortized identifiable intangible assets totaling $57.3 million, all of which were subject to the transition provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142. Banknorth has completed the transitional impairment test on goodwill assets and has concluded that the amount of recorded goodwill was not impaired as of January 1, 2002. Banknorth does not currently have any other indefinite-lived intangible assets recorded in the consolidated balance sheet. No material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standards. At September 30, 2002, Banknorth had $31.6 million in unamortized identifiable intangible assets consisting of core deposit intangibles, customer lists and other intangibles.

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9.” SFAS No. 147 amends SFAS No. 72 to exclude from its scope most acquisitions of financial institutions and to require that such transactions be accounted for in accordance with SFAS No. 141 and, under certain circumstances, previously recognized SFAS No. 72 intangible assets be reclassified as goodwill. SFAS No. 147 also amends SFAS No. 144 to include within its applicability long-term customer-relationship intangible assets of financial institutions. Banknorth has adopted SFAS No. 147 effective September 30, 2002 and has reclassified $34.7 million of SFAS No. 72 intangible assets to goodwill in accordance with SFAS No. 142. As required, the provisions of the statement have been applied retroactively to January 1, 2002 and $3.5 million of previously recorded amortization expense for the six months ended June 30, 2002 has been reversed.

The following table shows the amount of goodwill and SFAS No. 72 goodwill that would have been amortized prior to adoption of SFAS No. 142 and SFAS No. 147, and the related after-tax and per share amounts:

	Goodwill Amortization			Amortization of SFAS 72 Intangibles			Total Per Diluted Share

	Pre-tax	After-tax	Per share	Pre-tax	After-tax	Per share

First Quarter - 2002	$2,762	$2,503	$0.017	$1,751	$1,148	$0.008	$0.025
Second Quarter - 2002	2,762	2,503	0.017	1,751	1,148	0.008	0.025
Third Quarter - 2002	2,762	2,503	0.017	1,751	1,148	0.008	0.025

Nine months ended 9/30/02	8,286	7,509	0.051	5,253	3,444	0.024	0.075
Fourth Quarter - 2002	2,762	2,503	0.017	1,751	1,148	0.008	0.025

Twelve months ended 12/31/02	$11,048	$10,012	$0.068	$7,004	$4,592	$0.032	$0.100

The changes in the carrying amount of goodwill and identifiable intangible assets for the nine months ended September 30, 2002 follows:

	Goodwill	Core Deposit Intangibles	Other Identifiable Intangibles	Total Identifiable Intangibles

Balance, December 31, 2001	$409,340	$21,321	$35,972	$57,293
Recorded during the year	124,202	9,879	5,755	15,634
Reclassification under SFAS No. 147	34,696	—	(34,696)	(34,696)
Other reclassification	2,214	(2,214)	—	(2,214)
Amortization expense	—	(3,889)	(533)	(4,422)
Impairment recognized	—	—	—	—
Adjustment of purchase accounting estimates	(638)	—	—	—

Balance, September 30, 2002	$569,814	$25,097	$6,498	$31,595

Estimated Annual Amortization Expense:
2002	—	$5,486	$1,006	$6,492
2003	—	3,124	1,892	5,016
2004	—	2,540	1,822	4,362
2005	—	2,511	1,017	3,528
2006	—	2,511	269	2,780

The components of identifiable intangible assets follows:

	September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Identifiable intangible assets:
Core deposit intangibles	$52,149	$27,052	$25,097
Other identifiable intangibles	7,104	606	6,498

Total	$59,253	$27,658	$31,595

The following table sets forth the reconcilement of net income and earnings per share excluding goodwill and SFAS No. 72 intangible amortization for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income	$76,862	$62,202	$221,500	$177,189
Add back:
Goodwill amortization	—	2,761	—	8,280
SFAS No. 72 Intangible amortization	—	1,149	—	3,447

Adjusted net income	$76,862	$66,112	$221,500	$188,916

Basic earnings per share:
Reported net income	$0.52	$0.45	$1.49	$1.28
Add back:
Goodwill amortization	—	0.02	—	0.06
SFAS No. 72 Intangible amortization	—	0.01	—	0.02

Adjusted net income	$0.52	$0.48	$1.49	$1.36

Diluted earnings per share:
Reported net income	$0.51	$0.45	$1.48	$1.27
Add back:
Goodwill amortization	—	0.02	—	0.06
SFAS No. 72 Intangible amortization	—	0.01	—	0.02

Adjusted net income	$0.51	$0.48	$1.48	$1.35

Note 3 – Capital Trust Securities

The following is a summary of the capital trust securities outstanding as of September 30, 2002:

Name	Issuance Date	Amount	Stated Rate	Maturity Date

Peoples Heritage Capital Trust I	1/31/1997	$61,556	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,056

On February 22, 2002, Banknorth Capital Trust II, a subsidiary of Banknorth issued $200 million of 8% trust preferred securities (“Securities”) to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Banknorth. The proceeds from the offering to Banknorth, which was net of $6.8 million of issuance costs, were used for general corporate purposes, including working capital, capital expenditures, investments in or advances to existing or future indebtedness, repayment of maturing obligations, replacement of outstanding indebtedness and repurchase of outstanding stock. The Securities pay interest quarterly, are mandatorily redeemable on April 1, 2032 and may be redeemed by the Trust at par any time on or after April 1, 2007.

In connection with the acquisition of Ipswich Bancshares, Inc. on July 26, 2002, Banknorth assumed the obligations of Ipswich under Ipswich’s outstanding 10.20% capital securities, of which $3.5 million was outstanding at September 30, 2002.

Note 4 – Share Repurchase Programs

During the nine months ended September 30, 2002, Banknorth repurchased 6.2 million shares of its outstanding common stock at an average price of $24.29. At September 30, 2002, there were a total of 7.4 million shares remaining under existing repurchase authorizations.

Note 5 – Comprehensive Income

The components of comprehensive income for Banknorth are net income, unrealized gains (losses) on securities available for sale and unrealized gains (losses) on cash flow hedges, net of tax. The following is a reconciliation of comprehensive income for the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30,

	2002	2001

Net income	$221,500	$177,189
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during the period	67,932	106,643
Less: reclassification adjustment for gains included in net income	376	839

	67,556	105,804

Unrealized gains (losses) on cash flow hedges:
Unrealized holding losses arising during the period	(5,315)	(1,457)
Less: reclassification adjustment for losses included in net income	(3,837)	(770)

	(1,478)	(687)

Other comprehensive income, net	66,078	105,117

Comprehensive income	$287,578	$282,306

Note 6 – Earnings Per Share

The computations of basic and diluted net income per share and weighted average shares outstanding follow:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income before cumulative effect of accounting change	$76,862	$62,202	$221,500	$177,479
Cumulative effect of change in accounting principle, net of tax	—	—	—	(290)

Net income	$76,862	$62,202	$221,500	$177,189

Weighted average basic common shares outstanding	148,099	137,014	148,208	138,502
Effect of dilutive stock options	1,563	1,418	1,727	1,289

Weighted average diluted common shares outstanding	149,662	138,432	149,935	139,791

Basic earnings per share:
Net income before cumulative effect of accounting change	$0.52	$0.45	$1.49	$1.28
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income	$0.52	$0.45	$1.49	$1.28

Diluted earnings per share:
Net income before cumulative effect of accounting change	$0.51	$0.45	$1.48	$1.27
Cumulative effect of change in accounting principle, net of tax	—	—	—	—

Net income	$0.51	$0.45	$1.48	$1.27

Note 7 – Adoption of New Accounting Standards

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 provides additional implementation guidance and supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, among other things. It is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 was adopted on January 1, 2002 with no impact on our financial condition or results of operations. SFAS No. 144 has been amended by SFAS No. 147 to include long-term customer relationship intangible assets within its scope (see note 2).

Note 8 – Acquisitions

On July 2, 2002, Banknorth acquired Community Insurance Agencies, Inc. (“Community”) in exchange for approximately 213,000 shares of Company common stock. Community, which is headquartered in South Glens Falls, New York, has 57 employees and had $24 million of premiums in 2001, which generated $4.1 million in insurance brokerage commissions. Community is managed by Banknorth Insurance Group, the insurance agency division of Banknorth, NA. Goodwill of $5.5 million and identifiable intangible assets of $2.2 million were recorded in connection with the Community acquisition.

On July 26, 2002, Banknorth completed its acquisition of Massachusetts-based Ipswich Bancshares, Inc. (“Ipswich”) for total consideration of $19.9 million in cash (representing $20.50 per share) and $20.0 million of Banknorth common stock (representing 842,157 shares of Banknorth common stock.). Ipswich had $318.0 million in assets and $13.9 million in shareholders’ equity at the date of acquisition. Goodwill of $22.3 million and identifiable intangible assets of $4.8 million were recorded in connection with the Ipswich acquisition.

On August 31, 2002, Banknorth completed its acquisition of Bancorp Connecticut, Inc. (“Bancorp”) for total consideration of $161.2 million in cash (including $7.0 million paid by Bancorp in consideration for the cancellation of Bancorp stock options) representing $28 per share. Bancorp had total assets of $661.7 million and shareholders’ equity of $61.4 million at the date of acquisition. Bancorp is the parent company of Southington Savings Bank. Bancorp was merged into Banknorth and Southington Savings Bank was merged into Banknorth, NA. Goodwill of $96.4 million and identifiable intangible assets of $8.7 million were recorded in connection with the Bancorp acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for Ipswich and Bancorp at the date of acquisition. The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition dates will be recorded in the fourth quarter, although such adjustments are not expected to be material.

Assets:
Investments	$273,769
Loans held for sale	1,377
Loans and leases, net	546,305
Premises and equipment	7,242
Mortgage servicing rights	252
Goodwill and other intangibles	132,176
Other assets	160,903

Total assets acquired	1,122,024

Deposits	672,830
Borrowings	232,628
Other liabilities	22,308

Total liabilities assumed	927,766

Net assets acquired	$194,258

Special charges related to the Ipswich and Bancorp merger recorded by Ipswich and Bancorp totaled $11.5 million ($8.5 million after-tax) and by Banknorth totaled $2.6 million ($1.7 million after-tax). The special charges recorded by Ipswich and Bancorp increased the goodwill recorded by Banknorth in connection with the transaction.

Note 9 – Pending Acquisitions

On August 8, 2002, Banknorth announced that it had entered into an agreement to acquire Massachusetts-based Warren Bancorp, Inc. (“Warren”), parent company of Warren Five Cents Savings Bank. Warren had $480.4 million in assets and $45.5 million in shareholders’ equity at September 30, 2002. Under terms of the agreement, each outstanding share of common stock of Warren will be converted into the right to receive $15.75 in cash or a number of whole shares of Banknorth common stock determined by dividing $15.75 by the average closing prices of the Banknorth common stock during a specified period preceding the merger, plus cash in lieu of any fractional share interest, subject to election and allocation procedures which are intended to ensure that 50% of the outstanding shares of Warren common stock will be converted into the right to receive Banknorth common stock and 50% of the outstanding Warren common stock will be converted into cash. The agreement has been approved by the Banknorth and Warren boards of directors. Consummation of the merger is subject to the approval of Warren shareholders and the receipt of all required regulatory approvals and other customary closing conditions. The acquisition is expected to be completed by the end of the year.

On August 22, 2002, Banknorth announced that it had entered into an agreement to acquire Connecticut-based American Financial Holdings, Inc (“American”), parent company of American Savings Bank. American had $2.9 billion of consolidated assets and $430.7 million of shareholders’ equity at September 30, 2002. Under terms of the agreement, each outstanding share of common stock of American will be converted into the right to receive $32.00 in cash or 1.22 shares of Banknorth common stock, plus cash in lieu of any fractional share interest, subject to election and allocation procedures which are intended to ensure that 50% of the outstanding shares of American common stock will be converted into the right to receive Banknorth common stock and 50% of the outstanding American common stock will be converted into cash. The agreement has been approved by the Banknorth and American boards of directors. Consummation of the merger is subject to the approval of American shareholders and the receipt of all required regulatory approvals and other customary closing conditions. The acquisition is expected to be completed in the first quarter of 2003.

Note 10 – State Tax Assessment

Notices to assess tax plus interest for the years 1999, 2000 and 2001 have been received from the Massachusetts Department of Revenue (“DOR”) by certain banks that we have acquired. To Banknorth’s knowledge, the Bank is one of approximately 40 banking institutions in Massachusetts that have received notices of this type. The notices relate to Massachusetts banks which have been acquired by Banknorth through July 2002 and had a real estate investment trust (“REIT”) in their corporate structure. The DOR contends that dividend distributions from a REIT to a parent company are fully taxable in Massachusetts. Banknorth disagrees with the position of the DOR and contends that Massachusetts law provides for a 95% dividends-received deduction. Banknorth has appealed the assessment. Should the DOR prevail, the potential aggregate assessment of tax for 1999, 2000 and 2001 is approximately $4.5 million, net of Federal benefit, exclusive of interest and penalties. Such tax assessment would be accounted for as an adjustment to the purchase price for the acquisition of these banks and would increase goodwill.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Banknorth’s financial statements for the three and nine month periods ended September 30, 2002 reflect the acquisitions of Community Insurance Agencies, Inc. (“Community”), which closed on July 2, 2002, Ipswich Bancshares, Inc. (“Ipswich”), which closed on July 26, 2002, and Bancorp Connecticut, Inc.(“Bancorp”), which closed on August 31, 2002, from their dates of acquisition. In addition, the financial statements reflect the acquisitions of Andover Bancorp, Inc. (“Andover”) and MetroWest Bank (“MetroWest”), both of which closed on October 31, 2001. Because these mergers were accounted for under the purchase method of accounting, periods prior to the purchase dates have not been restated. The 2001 acquisitions of Andover and MetroWest increased Banknorth’s total assets by approximately $2.7 billion, or 15%, while the 2002 acquisitions of Community, Ipswich and Bancorp increased total assets by $1 billion, or 5%. The operational conversions of the Andover and MetroWest systems were completed in the first quarter of 2002; related personnel and expense reductions were also substantially completed in the first quarter of 2002. The operational conversion of Ipswich was completed in July 2002 and the Bancorp conversion was completed in October 2002.

SUMMARY

We reported consolidated net income of $76.9 million, or $0.51 per diluted share, for the third quarter of 2002 as compared with $62.2 million, or $0.45 per diluted share, for the third quarter of 2001, an increase of 24% over the prior year quarterly earnings. Results for the current quarter were diminished by the effect of special charges, which consist of merger-related charges, charter consolidation costs, certain asset write-downs and branch closing costs while 2001 included goodwill amortization which ceased January 1, 2002 under new accounting rules. Special charges totaled $1.4 million (after-tax), or $.01 per diluted share for the three months ended September 30, 2002. There were no special charges in the third quarter of 2001. Goodwill amortization totaled $2.1 million (after-tax), or $.02 per diluted share for the three months ended September 30, 2001. There was no goodwill amortization in the third quarter of 2002.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 16.25% and 1.40%, respectively for the quarter ended September 30, 2002 and were 17.63% and 1.37%, respectively, for the comparable quarter last year.

Annualized cash return on average equity excluding special items (“Cash ROE”) and cash return on average assets excluding special items (“Cash ROA”) were 23.40% and 1.49%, respectively, for the quarter ended September 30, 2002 and were 21.57% and 1.48%, respectively, for the comparable quarter one year ago. Cash ROE and Cash ROA exclude the after-tax effect of special charges and the amortization of goodwill and intangible assets.

Results for the third quarter of 2002 improved over the third quarter of 2001 due primarily to increased net interest income tempered by higher expenses; credit quality remained strong. Net interest income increased by 18% as a result of purchase acquisitions and, to a lesser extent, internal growth. The net interest margin for the quarter-ended September 30, 2002 decreased by 5 basis points from the third quarter last year due to a decline in interest rates. Non-interest expenses increased by 14% due in large part to the 2001 and 2002 purchase acquisitions. The cash efficiency ratio was 51.72% in the third quarter of 2002 compared to 51.88% in the comparable period last year. For a description of the methodology we use to calculate the cash efficiency ratio, see Notes 4 and 6 to Table 1. Selected quarterly data, ratios and per share data are provided in Table 1.

For the nine months ended September 30, 2002, we reported consolidated net income of $221.5 million, or $1.48 per diluted share, as compared with $177.2 million, or $1.27 per diluted share, for the same period in the prior year. Results in each period were diminished by the effect of special charges which totaled $7.4 million (after-tax), or $.05 per diluted share, for the nine months ended September 30, 2002 and $3.6 million (after-tax), or $.03 per diluted share, for the nine months ended September 30, 2001.

(See Table 5 for special charge detail for the nine months ended September 30, 2002 and 2001). During the nine months ended September 30, 2001 we recorded goodwill amortization of $6.3 million (after-tax), or $.04 per diluted share. Under new accounting rules, there was no goodwill amortization in 2002. Net interest income for the nine months ended September 30, 2002 increased 21% from the same period last year primarily due to a 20 basis point increase in net interest margin and the acquisitions in 2001 and 2002. The provision for loan and lease losses for the nine months ended September 30, 2002 increased 17% over the same period last year primarily due to higher net charge-offs and increased loans outstanding. Noninterest income for the nine months ended September 30, 2002 increased 7% compared to the same period last year while noninterest expense increased 13%. Excluding special charges and goodwill amortization, noninterest expenses increased 15% for the nine months ended September 30, 2002 compared to the same period last year.

Annualized ROE and ROA were 16.46% and 1.41%, respectively, for the nine months ended September 30, 2002 and were 17.35% and 1.31%, respectively, for the comparable period last year.

Annualized Cash ROE and Cash ROA were 23.77% and 1.52%, respectively, for the nine months ended September 30, 2002 and were 21.93% and 1.45%, respectively, for the comparable period last year. Cash ROE and Cash ROA exclude the after-tax effect of special charges and the amortization of goodwill and intangible assets.

TABLE 1 - Selected Quarterly Data
(Dollars in thousands, except per share data)

	2002			2001

	Third	Second	First	Fourth	Third	Second	First

Net interest income	$200,996	$199,473	$196,486	$188,458	$169,784	$165,699	$155,949
Provision for loan and lease losses	10,829	10,829	11,828	13,378	12,061	9,311	7,138

Net interest income after loan and lease loss provision	190,167	188,644	184,658	175,080	157,723	156,388	148,811
Noninterest income (1)	65,296	62,636	61,557	63,560	60,065	57,552	57,997
Net securities gains	208	350	19	39	486	45	759
Noninterest expenses (excluding special charges) (2)	139,409	135,730	134,693	136,016	124,632	121,826	119,233
Special charges (2)	2,168	1,061	8,204	2,007	—	—	5,608

Income before income taxes	114,094	114,839	103,337	100,656	93,642	92,159	82,726
Income tax expense	37,232	38,680	34,859	35,152	31,440	32,266	27,343

Net income before extraordinary item and cumulative effect of change in accounting principle	76,862	76,159	68,478	65,504	62,202	59,893	55,383
Extraordinary item-early extinguishment of debt, net of tax	—	—	—	(3,897)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(290)

Net income	$76,862	$76,159	$68,478	$61,607	$62,202	$59,893	$55,093

Basic earnings per share:
Net income before extraordinary item and cumulative effect of change in accounting principle	$0.52	$0.51	$0.45	$0.45	$0.45	$0.44	$0.39
Extraordinary item-early extinguishment of debt, net of tax	—	—	—	(0.03)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—

	$0.52	$0.51	$0.45	$0.42	$0.45	$0.44	$0.39

Diluted earnings per share:
Net income before extraordinary item and cumulative effect of change in accounting principle	$0.51	$0.50	$0.45	$0.44	$0.45	$0.43	$0.39
Extraordinary item-early extinguishment of debt, net of tax	—	—	—	(0.03)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—

	$0.51	$0.50	$0.45	$0.41	$0.45	$0.43	$0.39

Return on average assets (3)	1.40%	1.46%	1.36%	1.23%	1.37%	1.32%	1.24%
Return on average equity (3)	16.25%	17.44%	15.73%	14.45%	17.63%	17.85%	16.59%
Net interest margin (fully-taxable equivalent) (3)	4.03%	4.18%	4.24%	4.13%	4.08%	3.98%	3.78%
Noninterest income as a percent of total income (1)	24.52%	23.90%	23.86%	25.22%	26.13%	25.78%	27.11%
Efficiency ratio (3) (4)	53.17%	52.19%	55.38%	54.77%	54.22%	54.57%	58.35%
Data excluding special items (2) (5):
Net income	$76,862	$75,011	$67,329	$61,607	$62,202	$59,893	$55,093
Add: Special charges, net of tax	1,409	690	5,342	1,294	—	—	3,651
Extraordinary item - early extinguishment of debt, net of tax	—	—	—	3,897	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	290

Net income excluding special items	$78,271	$75,701	$72,671	$66,798	$62,202	$59,893	$59,034

Ratios excluding special items (2) (3) (5):
Return on average assets	1.42%	1.45%	1.44%	1.33%	1.37%	1.32%	1.32%
Return on average equity	16.55%	17.34%	16.69%	15.67%	17.63%	17.85%	17.78%
Efficiency ratio (4)	52.35%	51.78%	52.20%	53.97%	54.22%	54.57%	55.73%
Cash return on average assets (6)	1.49%	1.53%	1.53%	1.46%	1.48%	1.44%	1.44%
Cash return on average equity (6)	23.40%	24.21%	23.50%	21.35%	21.57%	22.12%	22.15%
Cash efficiency ratio (4) (6)	51.72%	51.34%	51.58%	51.64%	51.88%	52.15%	53.20%

(1)	Excludes securities transactions.

(2)	Special charges consist of merger charges, charter consolidation costs, asset write-downs and branch closing costs where applicable. See table 5. Special items consists of (i) special charges, (ii) extraordinary item for the early extinguishment of debt in the fourth quarter of 2001 and (iii) cumulative effect of change in accounting principle in the first quarter 2001.

(3)	Annualized.

(4)	Represents noninterest expenses as a percentage of net interest income and noninterest income, excluding net securities gains and losses.

(5)	Operating data and ratios set forth above are not presented in accordance with accounting principles generally accepted in the United States of America or any other standardized requirements and, accordingly, there can be no assurance that this data is comparable with similar financial data of other issuers. However, management believes that the data provides meaningful supplemental information regarding operating results.

(6)	Excludes the after-tax effect of amortization of intangible assets.

CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. Banknorth considers the following to be its critical accounting policies: allowance for loan and lease losses, accounting for acquisitions and the related review of goodwill and intangible assets for impairment, deferred income taxes, capitalized costs of software developed for internal use. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Allowance for loan and lease losses

Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience, portfolio migration data and other asset quality factors. Banknorth evaluates specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time, transition matrix and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months. Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Banknorth’s allowance for loan and lease losses. Such agencies may require Banknorth to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Accounting for Acquisitions and Review of Goodwill/Intangible Assets

Banknorth’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. Banknorth’s acquisition strategy has historically utilized both the pooling-of-interest and purchase business combinations methods of accounting. Effective July 1, 2001, Banknorth adopted SFAS No. 141, “Business Combinations,” which allows only use of the purchase method of accounting. For acquisitions under the purchase method, Banknorth is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal or other valuation techniques. These estimates also include the establishment of various reserves based on planned facilities dispositions and employee benefit-related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using several fair value techniques including, market capitalization, discounted future cash flows, and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

Deferred Income Taxes

Banknorth uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

Capitalized Costs of Software Developed for Internal Use

Internally developed software costs, such as those related to software licenses, programming, testing, configuration and integration, are capitalized and included in furniture, fixtures and equipment. Included in the capitalized costs are those costs related to both Banknorth personnel and third party consultants involved in the development and installation. Once placed in service, the capitalized asset is amortized on a straight-line basis over its estimated useful life, not to exceed seven years. Capitalized costs of software developed for internal use are reviewed on an ongoing basis for compliance with accounting standards. In addition, management periodically reviews capitalized costs for impairment. Significant judgment is exercised in these impairment reviews including the periodic evaluation of the cost/benefit analyses of software projects under development and in the determination of the remaining useful life of completed software projects.

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

Fully-taxable equivalent net interest income for the third quarter of 2002 increased $30.8 million, or 18%, compared to the third quarter of 2001. This increase was primarily attributable to increases in the volume of interest-earning assets and interest-bearing liabilities. Average earning assets increased $3.3 billion for the three months ended September 30, 2002 compared to the same period in the prior year, primarily as a result of acquisitions. Average loans and leases increased by $2.5 billion, or 23%, compared to the third quarter of 2001 due primarily to acquisitions and, to a lesser extent, internal loan growth. Average loans as a percent of average earning assets was 67% and 65% for the quarters ended September 30, 2002 and 2001, respectively. Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of interest-earning assets, decreased from 4.08% to 4.03% during the three months ended September 30, 2001 and 2002, respectively, reflecting changes in market rates during the period. Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, increased from 3.51% to 3.64% on a fully-taxable equivalent basis during the three months ended September 30, 2001 and 2002, respectively, primarily due to a 118 basis point decrease in rates paid on interest-bearing liabilities compared to a 105 basis point decrease in interest rates earned on interest-earning assets.

Our fully-taxable equivalent net interest income for the nine months ended September 30, 2002 increased $104.5 million compared to the nine months ended September 30, 2001. The net interest margin increased from 3.94% for the nine months ended September 30, 2001 to 4.14% for the nine months ended September 30, 2002, and the fully-taxable equivalent interest rate spread increased from 3.35% to 3.75% during the nine months ended September 30, 2001 and 2002, respectively, primarily due to a 155 basis point decrease in rates paid on interest-bearing liabilities compared to a 115 basis point decrease in interest rates earned on interest-earning assets. Average net earning assets increased $484.6 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to acquisitions. Table 2 shows quarterly average balances, net interest income by category and rates for each of the quarters in 2002 and 2001 and for the nine months ended September 30, 2002 and 2001. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also “Asset-Liability Management” below.

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

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

	2002 Third Quarter			2002 Second Quarter

	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,657,333	$44,205	6.65%	$2,569,964	$43,946	6.84%
Commercial real estate mortgages	4,347,508	75,210	6.86	4,216,766	74,347	7.07
Commercial business loans and leases	2,754,430	40,327	5.81	2,595,548	39,333	6.08
Consumer loans and leases	3,662,187	62,624	6.78	3,530,040	62,158	7.06

Total loans and leases	13,421,458	222,366	6.58	12,912,318	219,784	6.82
Investment securities	6,487,448	91,518	5.64	6,276,523	90,804	5.79
Federal funds sold and other short-term investments	118,281	510	1.71	25,856	52	0.81

Total earning assets	20,027,187	314,394	6.25	19,214,697	310,640	6.48

Noninterest-earning assets	1,770,564			1,676,185

Total assets	$21,797,751			$20,890,882

Interest-bearing deposits:
Regular savings	$1,773,402	$4,207	0.94	$1,716,942	$4,061	0.95
NOW and money market accounts	5,608,231	21,649	1.53	5,246,053	19,897	1.52
Certificates of deposit	4,736,817	36,307	3.04	4,652,499	37,273	3.21
Brokered deposits	37,000	173	1.85	50,741	235	1.86

Total interest-bearing deposits	12,155,450	62,336	2.03	11,666,235	61,466	2.11
Borrowed funds	4,885,461	49,825	4.05	4,784,197	48,448	4.06

Total interest-bearing liabilities	17,040,911	112,161	2.61	16,450,432	109,914	2.68

Non-interest bearing deposits	2,684,263			2,520,968
Other liabilities	196,573			168,403
Shareholders’ equity	1,876,004			1,751,079

Total liabilities and shareholders’ equity	$21,797,751			$20,890,882

Net earning assets	$2,986,276			$2,764,265

Net interest income (fully-taxable equivalent)		202,233			200,726
Less: fully-taxable equivalent adjustments		(1,237)			(1,253)

Net interest income		$200,996			$199,473

Net interest rate spread (fully-taxable equivalent)			3.64%			3.80%
Net interest margin (fully-taxable equivalent)			4.03%			4.18%

(1) Annualized.

(2) Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

	2002 First Quarter			2001 Fourth Quarter

	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,675,415	$47,265	7.07%	$2,568,103	$47,262	7.36%
Commercial real estate mortgages	4,101,873	72,724	7.19	3,737,282	70,871	7.52
Commercial business loans and leases	2,464,378	38,661	6.36	2,379,623	40,275	6.72
Consumer loans and leases	3,539,213	63,952	7.33	3,508,370	68,384	7.73

Total loans and leases	12,780,879	222,602	7.04	12,193,378	226,792	7.39
Investment securities	5,943,057	84,296	5.68	6,127,076	88,950	5.80
Federal funds sold and other short-term investments	72,107	415	2.33	52,108	263	1.99

Total earning assets	18,796,043	307,313	6.59	18,372,562	316,005	6.85

Noninterest-earning assets	1,671,783			1,516,800

Total assets	$20,467,826			$19,889,362

Interest-bearing deposits:
Regular savings	$1,646,822	$3,964	0.98	$1,543,616	$4,070	1.05
NOW and money market accounts	5,099,310	18,895	1.50	4,826,227	22,820	1.88
Certificates of deposit	4,762,399	41,694	3.55	4,664,683	49,158	4.18
Brokered deposits	63,594	288	1.84	110,772	1,175	4.21

Total interest-bearing deposits	11,572,125	64,841	2.27	11,145,298	77,223	2.75
Borrowed funds	4,511,945	44,679	4.01	4,495,463	48,803	4.31

Total interest-bearing liabilities	16,084,070	109,520	2.76	15,640,761	126,026	3.20

Non-interest bearing deposits	2,446,539			2,387,677
Other liabilities	171,449			169,235
Shareholders’ equity	1,765,768			1,691,689

Total liabilities and shareholders’ equity	$20,467,826			$19,889,362

Net earning assets	$2,711,973			$2,731,801

Net interest income (fully-taxable equivalent)		197,793			189,979
Less: fully-taxable equivalent adjustments		(1,307)			(1,521)

Net interest income		$196,486			$188,458

Net interest rate spread (fully-taxable equivalent)			3.83%			3.65%
Net interest margin (fully-taxable equivalent)			4.23%			4.13%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)

	2001 Third Quarter			2001 Second Quarter

	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,102,988	$38,716	7.36%	$2,206,518	$40,866	7.41%
Commercial real estate mortgages	3,121,928	64,802	8.24	3,036,744	64,949	8.58
Commercial business loans and leases	2,360,191	44,482	7.48	2,322,572	46,509	8.03
Consumer loans and leases	3,359,036	69,027	8.15	3,342,216	70,166	8.42

Total loans and leases	10,944,143	217,027	7.88	10,908,050	222,490	8.18
Investment securities	5,815,678	90,657	6.23	5,931,974	95,241	6.42
Federal funds sold and other short-term investments	17,125	131	3.02	48,148	476	3.93

Total earning assets	16,776,946	307,815	7.30	16,888,172	318,207	7.55

Noninterest-earning assets	1,273,973			1,264,302

Total assets	$18,050,919			$18,152,474

Interest-bearing deposits:
Regular savings	$1,416,784	$4,391	1.23	$1,405,540	$4,898	1.40
NOW and money market accounts	4,166,281	26,114	2.49	4,059,390	28,525	2.82
Certificates of deposit	4,386,194	53,692	4.86	4,484,684	60,086	5.37
Brokered deposits	165,115	2,327	5.59	167,419	2,480	5.94

Total interest-bearing deposits	10,134,374	86,524	3.39	10,117,033	95,989	3.81
Borrowed funds	4,133,666	49,817	4.79	4,428,380	54,946	4.98

Total interest-bearing liabilities	14,268,040	136,341	3.79	14,545,413	150,935	4.16

Non-interest bearing deposits	2,212,517			2,101,326
Other liabilities	170,672			159,955
Shareholders’ equity	1,399,690			1,345,780

Total liabilities and shareholders’ equity	$18,050,919			$18,152,474

Net earning assets	$2,508,906			$2,342,759

Net interest income (fully-taxable equivalent)		171,474			167,272
Less: fully-taxable equivalent adjustments		(1,690)			(1,572)

Net interest income		$169,784			$165,700

Net interest rate spread (fully-taxable equivalent)			3.51%			3.39%
Net interest margin (fully-taxable equivalent)			4.08%			3.96%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)
	2001 First Quarter

			Yield/
	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,285,219	$43,118	7.55%
Commercial real estate mortgages	2,964,053	64,658	8.85
Commercial business loans and leases	2,304,625	49,439	8.70
Consumer loans and leases	3,373,971	72,604	8.73

Total loans and leases	10,927,868	229,819	8.51
Investment securities	5,819,082	97,939	6.74
Federal funds sold and other short-term investments	20,946	296	5.68

Total earning assets	16,767,896	328,054	7.88

Noninterest-earning assets	1,307,350

Total assets	$18,075,246

Interest-bearing deposits:
Regular savings	$1,390,834	$5,561	1.62
NOW and money market accounts	3,969,403	32,539	3.32
Certificates of deposit	4,513,295	63,502	5.71
Brokered deposits	165,065	2,637	6.48

Total interest-bearing deposits	10,038,597	104,239	4.21
Borrowed funds	4,572,935	66,357	5.88

Total interest-bearing liabilities	14,611,532	170,596	4.73

Non-interest bearing deposits	1,966,919
Other liabilities	150,037
Shareholders’ equity	1,346,758

Total liabilities and shareholders’ equity	$18,075,246

Net earning assets	$2,156,364

Net interest income (fully-taxable equivalent)		157,458
Less: fully-taxable equivalent adjustments		(1,509)

Net interest income		$155,949

Net interest rate spread (fully-taxable equivalent)			3.15%
Net interest margin (fully-taxable equivalent)			3.76%

(1) Annualized.

(2) Loans and leases include loans held for sale.

TABLE 2 - Average Balances, Yields and Rates
(Dollars in thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,634,050	$135,417	6.85%	$2,197,574	$122,700	7.44%
Commercial real estate mortgages	4,222,861	222,281	7.04	3,041,487	194,409	8.55
Commercial business loans and leases	2,605,746	118,320	6.07	2,329,333	140,430	8.06
Consumer loans and leases	3,577,483	188,734	7.05	3,358,353	211,797	8.43

Total loans and leases	13,040,140	664,752	6.81	10,926,747	669,336	8.19
Securities	6,237,668	266,617	5.70	5,855,566	283,838	6.46
Federal funds sold and other short-term investments	72,133	977	1.81	28,725	903	4.21

Total earning assets	19,349,941	932,346	6.43	16,811,038	954,077	7.58

Noninterest earning assets	1,711,159			1,282,890

Total assets	$21,061,100			$18,093,928

Interest-bearing deposits:
Regular savings	$1,712,748	12,232	0.95	$1,404,481	14,850	1.41
NOW and money market accounts	5,319,602	60,441	1.52	4,065,746	87,178	2.87
Certificates of deposit	4,716,914	115,274	3.27	4,460,926	177,280	5.31
Brokered deposits	50,348	696	1.85	165,866	7,443	6.00

Total interest-bearing deposits	11,799,612	188,643	2.14	10,097,019	286,751	3.80
Borrowed funds	4,728,125	142,951	4.04	4,376,377	171,121	5.23

Total interest-bearing liabilities	16,527,737	331,594	2.68	14,473,396	457,872	4.23

Non-interest bearing deposits	2,551,397			2,094,487
Other liabilities	182,536			160,993
Shareholders’ equity	1,799,430			1,365,052

Total liabilities and shareholders’ equity	$21,061,100			$18,093,928

Net earning assets	$2,822,204			$2,337,642

Net interest income (fully-taxable equivalent)		600,752			496,205
Less: fully-taxable equivalent adjustments		(3,797)			(4,773)

Net interest income		$596,955			$491,432

Net interest rate spread (fully-taxable equivalent)			3.75%			3.35%
Net interest margin (fully-taxable equivalent)			4.14%			3.94%

(1) Annualized.

(2) Loans and leases include loans held for sale.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate), (2) changes in rate (change in rate multiplied by old volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 3 - Rate /Volume Analysis
(Dollars in thousands)
	Three Months Ended September 30, 2002 vs. 2001				Nine Months Ended September 30, 2002 vs. 2001
	Increase (decrease) due to				Increase (decrease) due to

			Rate and	Total			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change	Volume (1)	Rate	Volume (2)	Change

Interest income:
Loans and leases	$49,204	$(35,861)	$(8,004)	$5,339	$129,460	$(112,782)	$(21,262)	$(4,584)
Securities	10,549	(8,649)	(1,039)	861	18,462	(33,285)	(2,398)	(17,221)
Federal funds sold and other short-term investments	775	(57)	(339)	379	1,367	(516)	(777)	74

Total interest income	60,528	(44,567)	(9,382)	6,579	149,289	(146,583)	(24,437)	(21,731)

Interest expense:
Interest-bearing deposits
Regular savings	1,106	(1,036)	(254)	(184)	3,251	(4,832)	(1,038)	(2,619)
NOW and money market accounts	9,050	(10,081)	(3,434)	(4,465)	26,915	(41,053)	(12,599)	(26,737)
Certificates of deposit	4,295	(20,121)	(1,559)	(17,385)	10,167	(68,065)	(4,107)	(62,005)
Brokered deposits	(1,805)	(1,557)	1,208	(2,154)	(5,184)	(5,148)	3,585	(6,747)

Total interest-bearing deposits	12,646	(32,795)	(4,039)	(24,188)	35,149	(119,098)	(14,159)	(98,108)
Borrowed funds	9,077	(7,710)	(1,360)	7	13,760	(38,952)	(2,978)	(28,170)

Total interest expense	21,723	(40,505)	(5,399)	(24,181)	48,909	(158,050)	(17,137)	(126,278)

Net interest income (fully taxable equivalent)	$38,805	$(4,062)	$(3,983)	$30,760	$100,380	$11,467	$(7,300)	$104,547

(1) Volume increases include the effects of the acquisitions of Andover and MetroWest on October 31, 2001,
Ipswich on July 26, 2002 and Bancorp on August 31, 2002.

(2) Includes changes in interest income and expense not due solely to volume or rate changes.

Noninterest Income

Third quarter noninterest income totaled $65.5 million, an increase of $5.0 million, or 8%, from the third quarter of 2001. Noninterest income for the nine months ended September 30, 2002 totaled $190.1 million, a 7% increase from the same period of 2001. These increases were primarily due to increases in deposit services income, loan fee income, insurance brokerage commissions, merchant and electronic banking income and investment planning services income. These increases were partially offset by lower income from mortgage banking services and trust and investment management services. Noninterest income, excluding securities gains and losses, as a percent of total income was 25% and 26% for the quarters ended September 30, 2002 and 2001, respectively.

Deposit services income increased by $3.6 million, or 21%, during the three months ended September 30, 2002 as compared to the same period in the prior year, and by $6.6 million, or 12%, during the nine months ended September 30, 2002, as compared to the same period in the prior year. For the nine months ended September 30, 2002 and 2001, deposit services income amounted to $59.7 million and $53.1 million, respectively. These increases were primarily attributable to volume and fee increases in checking account and overdraft fees, which were due in part to the acquisitions in the fourth quarter of 2001 and the third quarter of 2002.

Mortgage banking services income declined by $2.6 million from the third quarter of 2001 to the third quarter of 2002 due to increased mortgage servicing rights amortization and impairment and, to a lesser extent, declines in residential mortgage sales income and residential mortgage servicing income. Amortization expense on capitalized mortgage servicing rights was $925 thousand for the third quarter of 2002 compared to $55 thousand for the quarter ended September 30, 2001. In addition, a $1.7 million impairment charge was recorded in the third quarter of 2002 related to increasing prepayment speeds on the underlying loans. This amortization expense and charge were primarily attributable to $8.8 million of mortgage servicing rights acquired in connection with our acquisition of Andover in the fourth quarter of 2001. Mortgage loan originations remained strong in the third quarter of 2002, as loan refinancings continued in the favorable rate environment. For the nine months ended September 30, 2002 and 2001, mortgage banking services income amounted to $1.7 million and $7.2 million, respectively, a decline of $5.5 million. The decline was due to higher amortization/impairment charges on mortgage servicing rights ($3.3 million), a $1.1 million gain on sale of $39 million of portfolio loans in the first quarter of 2001 and a decline in the amount of new production sold ($527 million of loans sold in the nine months ended September 30, 2002 compared to $671 million of loans sold in the nine months ended September 30, 2001) as we retained certain loans in portfolio during 2002. The amount of loans serviced for others was $747.3 million, $964.0 million and $285.4 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Capitalized mortgage servicing rights amounted to $5.2 million at September 30, 2002, $8.5 million at December 31, 2001 and $0.4 million at September 30, 2001. The increase in mortgage servicing rights from September 30, 2001 to December 31, 2001 was due to the servicing rights acquired in connection with the acquisition of Andover, as discussed above. See Table 4 for a summary of mortgage banking services income by quarter for 2002 and 2001.

TABLE 4 - Mortgage Banking Services
(In thousands)
	At or for the Three Months Ended

	9/30/2002	6/30/2002	3/31/2002	12/31/2001	9/30/2001	6/30/2001	3/31/2001

Residential mortgages serviced for investors	$747,340	$847,545	$866,689	$964,027	$285,400	$303,590	$294,898

Mortgage servicing rights:
Balance at beginning of period	$7,578	$8,503	$8,484	$440	$495	$491	$23,225
Mortgage servicing rights capitalized	—	—	—	177	—	—	382
Mortgage servicing rights acquired through purchase acquisitions	252	—	349	8,804	—	—	—
Amortization charged against residential mortgage servicing income	(925)	(925)	(330)	(589)	(55)	4	(500)
Valuation adjustments	(1,703)	—	—	—	—	—	—
Mortgage servicing rights sold	—	—	—	(348)	—	—	(22,616)

Balance at end of period	$5,202	$7,578	$8,503	$8,484	$440	$495	$491

Mortgage banking services income:
Residential mortgage sales income	$1,304	$693	$1,068	$3,580	$1,734	$1,562	$2,184
Residential mortgage servicing income, net	(56)	(204)	608	358	448	214	344
Valuation adjustments	(1,703)	—	—	—	—	—	—
Gain on sale of capitalized mortgage servicing rights	—	—	—	—	—	—	706

Total	$(455)	$489	$1,676	$3,938	$2,182	$1,776	$3,234

Residential mortgage loans originations:	$356,923	$301,110	$376,920	$350,612	$276,758	$361,653	$241,413

Residential mortgage loans sold:	$164,704	$145,966	$216,023	$234,197	$239,909	$293,236	$137,400

	Nine Months Ended

	9/30/2002	9/30/2001

Mortgage banking services income:
Residential mortgage sales income	$3,065	$5,480
Residential mortgage servicing income, net	348	1,006
Valuation adjustments	(1,703)	—
Gain on sale of capitalized mortgage servicing rights	—	706

Total	$1,710	$7,192

Residential mortgage loans originations:	$1,034,953	$879,824

Residential mortgage loans sold:	$526,693	$670,545

Trust and investment management services income amounted to $7.8 million for the quarter ended September 30, 2002 compared to $8.5 million for the third quarter of 2001, a decrease of 8%. For the nine months ended September 30, 2002 and 2001, trust and investment management services income amounted to $24.6 million and $26.0 million, respectively, a decrease of 5%. Assets under management decreased to $7.8 billion at September 30, 2002 from $8.4 billion at September 30, 2001 as a result of broad-based declines in the stock markets.

Investment planning services income in the third quarter of 2002 amounted to $2.8 million compared to $1.9 million in the third quarter of 2001, an increase of $901 thousand, or 48%. For the nine months ended September 30, 2002 and 2001, investment planning services income amounted to $8.5 million and $5.3 million, respectively, an increase of 59%. These increases were primarily attributable to higher sales of fixed annuities.

Insurance brokerage commissions income amounted to $11.7 million for the third quarter of 2002 compared to $10.2 million for the same period in 2001, an increase of 15%. For the nine months ended September 30, 2002 and 2001, insurance brokerage commissions income amounted to $31.9 million and $29.4 million, respectively, an increase of $2.5 million, or 8.6%. These increases were primarily attributable to the acquisition of Community in the third quarter of 2002.

Bank-owned life insurance (“BOLI”) income represents life insurance on the lives of certain employees of Banknorth and its subsidiaries. Most of the BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such companies AA or better at September 30, 2002. We purchased $40 million of BOLI in the first quarter of 2002. The BOLI investment provides a means to finance increasing employee benefit costs. BOLI income was $5.1 million for the third quarter of 2002, compared to $4.8 million for the same period in 2001, an increase of 7%. For the nine months ended September 30, 2002 and 2001, BOLI income amounted to $14.5 million and $14.0 million, respectively, an increase of $510 thousand, or 3.7%. For the third quarter of 2002, the average carrying value of BOLI was $371.6 million compared to $313.5 million for the third quarter of 2001. BOLI represented 21.73% of capital and reserves at September 30, 2002.

Merchant and electronic banking income was $10.2 million for the third quarter of 2002 compared to $9.2 million for the third quarter of 2001, an increase of 11%. For the nine months ended September 30, 2002 and 2001, merchant and electronic banking income amounted to $27.6 million and $23.7 million, respectively, an increase of 17%. This income represents fees and interchange income generated by the use of ATM and debit cards issued by us and charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. The increases were due primarily to increases in the volume of transactions processed.

Loan fee income was $5.2 million for the third quarter of 2002 compared to $4.0 million for the third quarter of 2001, an increase of $1.2 million, or 29%. For the nine months ended September 30, 2002 and 2001, loan fee income amounted to $15.7 million and $9.7 million, respectively, an increase of $6.0 million, or 62%. Loan fee income includes early payoff charges, letter of credit fees, late charges and other loan related fees. The increases in loan fee income in 2002 were primarily due to increased volumes, refinancing activities and acquisitions.

Net securities gains amounted to $208 thousand and $486 thousand during the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, net securities gains amounted to $578 thousand and $1.3 million, respectively. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Other noninterest income amounted to $2.2 million for each of the quarters ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, other noninterest income amounted to $5.3 million and $7.3 million, respectively. The decline was primarily due to losses on small business limited partnership investments, which were partially offset by increases in income on covered call options.

Noninterest Expense

Noninterest expense was $141.6 million and $124.6 million for the quarters ended September 30, 2002 and 2001, respectively, which represented an increase of $17.0 million, or 14%. Approximately $12.5 million of this increase related to purchase acquisitions. The increase was primarily due to salaries and employee benefits expense ($12.6 million), equipment expense ($1.8 million), occupancy expense ($1.3 million), special charges ($2.2 million) and other noninterest expense ($2.8 million), which were partially offset by a decrease in goodwill amortization expense of $3.0 million. The cash efficiency ratio was 51.72% and 51.88% for the quarters ended September 30, 2002 and 2001, respectively. For a description of the methodology we used to calculate the cash efficiency ratio, see Note 5 to Table 1. For the nine months ended September 30, 2002 and 2001, noninterest expense amounted to $421.3 million and $371.3 million, respectively, an increase of $50.0 million, or 13%. The increase was primarily due to additional expenses from the acquisitions in the fourth quarter of 2001 and the third quarter of 2002 and increased incentive compensation. Results in the third quarter of 2002 included Banknorth’s adoption of Statement of Financial Accounting Standards Board (“SFAS”) No. 147, “Acquisition of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” on September 30, 2002 retroactively to January 1, 2002. The previously recorded amortization expense during the six months ended June 30, 2002 has been reversed. The adoption of SFAS No. 147 resulted in a quarterly impact of $1.1 million on net income, or $.008 per diluted share and a $2.3 million or $.016 per diluted share for the nine months ended September 30, 2002.

Salaries and benefits expense of $79.7 million for the quarter ended September 30, 2002 increased $12.6 million, or 19%, from the same quarter of last year. For the nine months ended September 30, 2002 and 2001, salaries and benefits expense amounted to $230.8 million and $191.7 million, respectively, a 20% increase. These increases were primarily due to additional employees from the acquisitions of Andover and MetroWest in the fourth quarter of 2001 and Ipswich and Bancorp in the third quarter of 2002 and increased benefit costs. The total number of full-time equivalent employees was approximately 6,450 at September 30, 2002 compared to 5,540 at September 30, 2001. Pension expense under the defined benefit pension plan (which is included in salaries and benefits expense) was $2.6 million and $845 thousand for the nine months ended September 30, 2002 and 2001, respectively. An important component in the determination of pension expense next year will be the fair value of assets in the pension plan at the end of the year. The fair value of plan assets as of September 30, 2002 was $116.7 million as compared to $140.4 million at December 31, 2001. The year-to-date return on plan assets was minus 13%, primarily due to broad-based declines in the stock markets. It is not possible to determine whether the fair value of plan assets will increase, decrease, or stay the same by the next measurement date (December 31, 2002).

Data processing expense of $9.8 million for the quarter ended September 30, 2002 was essentially the same as the comparable quarter last year. Beginning in July 2002, check processing was insourced and the primary costs are now recorded in salaries and benefits. Previously a third-party vendor handled check processing and their charges were recorded as data processing costs. Increased spending on technology investments and vendor rate increases offset this reduction in data processing costs. For the nine months ended September 30, 2002 and 2001, data processing expense amounted to $30.2 million and $27.6 million, respectively. Continued investments in information technology, increased transaction volume and vendor rate increases related to the acquisitions contributed to the increase.

Occupancy expense of $12.7 million during the three months ended September 30, 2002 increased $1.3 million, or 11%, from the same quarter in 2001 due to the cost of additional facilities related to acquisitions. For the nine months ended September 30, 2002 and 2001, occupancy expense amounted to $38.0 million and $34.3 million respectively, an 11% increase.

Equipment expense of $10.0 million during the three months ended September 30, 2002 increased $1.8 million, or 22%, from the third quarter of last year. For the nine months ended September 30, 2002 and 2001, equipment expense amounted to $29.6 million and $25.1 million, respectively, an increase of 18%. These increases were primarily due to depreciation relating to new technology equipment and software (eg. e-commerce).

Amortization of goodwill was $0 and $3.0 million for the quarters ended September 30, 2002 and 2001, respectively. Amortization of goodwill amounted to $9.0 million for the nine months ended September 30, 2001 while there was no amortization expense in 2002. In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective January 1, 2002. Banknorth adopted SFAS No. 147 effective September 30, 2002. SFAS No. 147 requires that unidentifiable intangible assets related to branch acquisitions which meet the definition of the acquisition of a business be recorded as goodwill and therefore not be amortized but be subject to impairment reviews. SFAS No. 147 amends SFAS No. 72, which previously required that these unidentifiable intangibles be amortized over a term not to exceed the estimated remaining life of the long-term interest-bearing assets acquired. Banknorth had two branch acquisitions that were covered by the provisions of SFAS No. 147, with a total of $34.7 million of unidentifiable intangible assets remaining as of December 31, 2001. In accordance with SFAS No. 147, Banknorth applied the provisions of SFAS No. 147 retroactively to January 1, 2002, reversed $3.5 million of amortization recorded in the six months ended June 30, 2002 ($1.7 million per quarter) and reclassified the $34.7 million intangible assets to goodwill.

During the three months ended September 30, 2002, special charges totaled $2.2 million ($1.4 million after-tax) and were primarily related to merger-related expenses and costs related to consolidating the charters of our eight national bank subsidiaries and a trust subsidiary to a single national bank charter effective January 1, 2002. There were no special charges recorded in the third quarter of 2001. Special charges for the nine months ended September 30, 2002 and 2001 amounted to $11.4 million ($7.4 million after-tax) and $5.6 million ($3.6 million after-tax), respectively. The following table summarizes special charges for the three and nine months ended September 30, 2002 and 2001.

TABLE - 5 Special Charges
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Andover/MetroWest Merger Charges
Severance costs (1)	$0		$635	$0
Data processing/systems integration	90	—	3,142	—
Other costs (1)	63	—	1,921	—

	153	—	5,698	—

Ipswich Merger Charges
Severance costs (1)	62		62	—
Data processing/systems integration	587	—	720	—
Other costs	523	—	1,025	—

	1,172	—	1,807	—

Bancorp Merger Charges
Data processing/systems integration	38	—	39	—
Other costs	694	—	772	—

	732	—	811	—

Warren Merger Charges
Other costs	5	—	5	—

	5	—	5	—

American Merger Charges
Other costs	1	—	1	—

	1	—	1	—

Banknorth Group, Inc. (Vermont) Merger Charges
Severance costs	—	—	—	2,329
Asset write-downs/facility costs	—	—	29	—
Reversal of prior accruals	(125)	—	(125)	—
Gain on regulatory-mandated branch sales	—	—	(478)	—

	(125)	—	(574)	2,329

Charter Consolidation Costs
Severance costs	—	—	770
Branch signage	143	—	872	—
Customer notices	24	—	591	—
Forms and documents	2	—	578	—
Other costs	1	—	781	—

	170	—	3,592	—

Branch closings
Severance costs	—	—	—	47
Asset write-downs/lease terminations	44	—	44	1,585
Branch decommissioning costs	16	—	82	755
Reversal of prior accruals	—	—	(33)	—

	60	—	93	2,387

Other Special Charges
Write-down of auto lease residuals	—	—	—	892

	—	—	—	892

Total Special Charges	$2,168	$0	$11,433	$5,608

(1) Includes reversal of prior accruals.

The following table summarizes activity in the accrual account for special charges from December 31, 2001 through September 30, 2002.

TABLE -6 Special Charges - Activity in the Accrual Account
(In thousands)
	Balance 12/31/01	Accrued at Acquisition	Special Charges	Cash Payments	Non-cash Write Downs and Other Adjustments	Balance 9/30/02

Andover / MetroWest Merger	$11,207	$0	$5,698	$(16,190)	$(242)	$473
Ipswich Merger	—	1,791	1,807	(2,737)	(575)	286
Bancorp Merger	—	4,413	811	(954)	—	4,270
Warren Merger	—	—	5	(31)	—	(26)
American Merger	—	—	1	(129)	—	(128)
Banknorth Group, Inc. (Vermont) Merger	330	—	(574)	252	—	8
Charter Consolidation	—	—	3,422	(2,748)	(674)	—
Branch Closings	296	—	93	(291)	(98)	—
Other	—	—	—	—	—	—

Total	$11,833	$6,204	$11,263	$(22,828)	$(1,589)	$4,883

Other non-interest expenses increased by $2.8 million, or 12%, during the three months ended September 30, 2002 as compared to the comparable period in the prior year. During the nine months ended September 30, 2002 and 2001, other noninterest expenses amounted to $76.8 million and $70.8 million, respectively, an increase of $6.1 million or 9%. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

TABLE 7 - Other Noninterest Expenses
(In thousands)
	2002			2001

	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Advertising and marketing	$4,301	$4,237	$3,977	$3,615	$2,582	$3,324	$2,387
Telephone	3,276	3,332	3,189	2,796	2,918	2,853	3,007
Office supplies	2,726	2,597	2,819	2,183	2,097	2,506	2,320
Postage and freight	2,402	2,206	2,609	2,400	2,039	2,448	2,478
Miscellaneous loan costs	239	1,706	1,167	2,041	1,902	1,699	1,737
Deposits and other assessments	969	901	799	963	825	837	835
Collection and carrying costs of non-performing assets	662	807	649	1,714	705	482	610
Other	10,968	10,518	9,793	12,678	9,661	10,697	9,806

Total	$25,543	$26,304	$25,002	$28,390	$22,729	$24,846	$23,180

	Nine Months Ended

	9/30/2002	9/30/2001

Advertising and marketing	$12,515	$8,293
Telephone	9,797	8,778
Office supplies	8,142	6,923
Postage and freight	7,217	6,965
Miscellaneous loan costs	3,112	5,338
Deposits and other assessments	2,669	2,497
Collection and carrying costs of non-performing assets	2,118	1,797
Other	31,267	30,165

Total	$76,837	$70,756

Taxes

The effective tax rate was 33% and 34% for the quarters and nine months ended September 30, 2002 and 2001, respectively.

Cumulative Effect of Accounting Change

     On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which sets accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138, requires us to recognize all derivatives on the balance sheet at fair value. During the first quarter of 2001, we recognized an after-tax loss of $290 thousand from the cumulative effect of adoption of SFAS No. 133. This was recorded as an unrealized loss on forward sale commitments which hedged residential mortgage loans held for sale at December 31, 2000.

Stock Option Accounting

Banknorth currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the “cost” of the option is estimated using an option valuation model and recognized as compensation expense over the vesting period of the option. Any change from the intrinsic value method to the fair value method of accounting for stock options is required to be applied prospectively for options granted after the date of change in method which must be as of the beginning of a fiscal year. Banknorth generally awards stock options annually with a grant date in October. On October 22, 2002, Banknorth granted options to purchase approximately 3.5 million shares of Banknorth common stock. In 2001, Banknorth granted options to purchase 3.2 million shares of Banknorth common stock with a weighted average fair value of $6.10 using the Black-Scholes option pricing model; these options vest ratably over a 3-year period. Had Banknorth adopted the fair value method of accounting for stock options effective as of January 1, 2001, the options granted in 2001 would have resulted in compensation expense (after tax effect) of $0.9 million in 2001, $4.2 million in 2002, $4.2 million in 2003, and $3.3 million in 2004. Assuming stock options were issued annually after October 31, 2001, the after-tax compensation expense attributable to stock options would continue to increase annually through 2004 and then level off. The accounting standard-setters are contemplating additional disclosure requirements and alternatives to the transition requirements with respect to the adoption of the fair market value method. Banknorth has not yet determined if it will change from the intrinsic value method to the fair value method of accounting for employee stock options.

Comprehensive Income

Comprehensive income amounted to $287.6 million and $282.3 million during the nine months ended September 30, 2002 and 2001, respectively, which were different from our reported net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts (primarily forward sales commitments) that are accounted for as cash flow hedges. For additional information, see Note 5 to the Unaudited Consolidated Financial Statements included herein.

Our available for sale investment portfolio had unrealized gains (losses), net of applicable income tax effects, of $108.2 million, $40.3 million and $70.2 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. At September 30, 2002, the net unrealized gains of $166.5 million, before related tax effect, represented 3% of securities available for sale. We attempt to balance the interest rate risk of assets with liabilities (see “Interest Rate Risk and Asset Liability Management”). However, the change in value of our liabilities, which tends to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income.”

FINANCIAL CONDITION

Our consolidated total assets amounted to $22.5 billion and $21.1 billion at September 30, 2002 and December 31, 2001, respectively. Total average assets were $21.8 billion and $21.1 billion for the three and nine months ended September 30, 2002, respectively, compared to $18.1 billion for the each of the comparable periods in 2001; these increases were largely due to the acquisitions in the fourth quarter of 2001, which added $2.7 billion in assets and the acquisitions in the third quarter of 2002, which added $1.0 billion in assets. Shareholders’ equity totaled $1.9 billion at September 30, 2002 and $1.8 billion at December 31, 2001.

Securities and Other Earning Assets

The securities portfolio averaged $6.5 billion during the third quarter of 2002, as compared to $5.8 billion in the third quarter of 2001. The securities portfolio consists primarily of mortgage-backed securities, most of which are seasoned 15-year federal agency securities, and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which included securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale were rated AAA or equivalently rated. The average yield on securities was 5.64% for the quarter ended September 30, 2002 and 6.23% for the quarter ended September 30, 2001. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $108.2 million and $40.3 million at September 30, 2002 and December 31, 2001, respectively. The increase was primarily due to lower prevailing long-term rates at September 30, 2002.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $13.4 billion during the third quarter of 2002, an increase of $2.5 billion, or 23%, from the third quarter of 2001. This increase was primarily attributable to the acquisition of $1.9 billion of loans and leases (average of approximately $1.7 billion) in connection with the acquisitions of Andover and MetroWest in the fourth quarter of 2001 and $546 million (average of approximately $247 million) from the acquisitions in the third quarter of 2002 . Average loans as a percent of average earning assets was 67% during the quarter ended September 30, 2002 compared to 65% during the quarter ended September 30, 2001.

Average residential real estate loans (which include mortgage loans held for sale) of $2.7 billion during the third quarter of 2002 increased $554 million from the third quarter of last year. Excluding acquisitions, average residential loans decreased $368 million as a result of increased refinancing activity and prepayments in a lower interest rate environment. Mortgage loans held for sale amounted to $76.4 million and $58.2 million at September 30, 2002 and 2001, respectively, and $117.7 million at December 31, 2001. We are currently selling substantially all of the conforming fixed-rate loans we originate.

Average commercial real estate loans of $4.4 billion increased $1.2 billion, or 39%, from the third quarter of last year. Excluding acquisitions, average commercial real estate loans increased $546 million. The majority of the increase was in the Massachusetts market. The average yield on commercial real estate loans during the second quarter of 2002 was 6.86%, as compared to 8.24% in the third quarter of 2001, a decrease of 138 basis points. The lower yield reflects the effect of the Federal Reserve Board rate cuts in 2001 on variable-rate loans as well as fixed-rate loans which have refinanced at lower rates.

Commercial business loans and leases averaged $2.8 billion during the third quarter of 2002, an increase of $394 million, or 17%, over the third quarter of 2001. Excluding acquisitions, average commercial business loans and leases increased $236 million. The largest increases were in Massachusetts, Maine and New York. The yield on commercial business loans and leases decreased to 5.81% in the third quarter of 2002 from 7.48% in the third quarter of 2001 due to repricing of variable-rate loans in response to Federal Reserve Board rate cuts and to competition for new loans.

Average consumer loans and leases of $3.7 billion during the third quarter of 2002 increased $303 million, or 9%, from the third quarter of 2001. Acquisitions accounted for approximately $201 million (or 6%) of the increase while internal loan growth accounted for approximately $102 million (or 3%) of the increase. Although the internal increase is relatively modest, origination levels have been offset by significant prepayment activity as proceeds of mortgage loans refinancings have been used to pay down consumer loans. The average yield on consumer loans and leases decreased to 6.78% in the third quarter of 2002 from 8.15% in the third quarter of 2001, which also reflected the Federal Reserve Board rate cuts in 2001.

Asset Quality

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. As shown in Table 8, nonperforming assets were $68.8 million at September 30, 2002, or 0.31% of total assets, compared to $81.2 million, or 0.39% of total assets, at December 31, 2001 and to $70.9 million, or 0.39% of total assets, at September 30, 2001. Total nonperforming loans as a percentage of total loans (excluding residential real estate loans held for sale) was 0.47%, 0.59% and 0.59% at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. We continue to focus on asset quality issues and allocate significant resources to the key asset quality control functions of credit administration and loan review. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.

Residential real estate loans accounted for 19% of the total loan portfolio at September 30, 2002, as compared with 21% at December 31, 2001. Residential loans are generally secured by single-family homes (one to four units) and have a maximum loan to value ratio of 80%, unless they are protected by mortgage insurance. At September 30, 2002, 0.25% of the residential loans were nonperforming, as compared with 0.32% at December 31, 2001 and 0.41% at September 30, 2001.

Commercial real estate loans accounted for 32% of the total loan portfolio at September 30, 2002 and December 31, 2001. Commercial real estate loans consist primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (including food stores). These loans generally are secured by properties located in the New England states and upstate New York. At September 30, 2002, 0.38% of the commercial real estate loans were nonperforming, as compared with 0.42% at December 31, 2001 and 0.48% at September 30, 2001.

Commercial business loans and leases accounted for 21% of the total loan portfolio at September 30, 2002 and 19% at December 31, 2001. Commercial business loans and leases are not concentrated in any particular industry, but reflect the broad-based economies of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Our commercial business loans and leases are generally to small and medium size businesses located within our geographic market area. We generally do not emphasize the purchase of participations in syndicated commercial loans. At September 30, 2002, we had $245 million of participations in syndicated commercial loans and commitments to purchase an additional $252 million of such participations. At September 30, 2002, total syndicated commercial loans and commitments represented 3.6% of total loans. At September 30, 2002, 1.15% of commercial business loans and leases were non-performing, as compared with 1.64% at December 31, 2001 and 1.47% at September 30, 2001.

Consumer loans and leases accounted for 28% of the total loan portfolio at September 30, 2002 and 28% at December 31, 2001. We have a diversified consumer loan and lease portfolio which includes home equity, automobile, mobile home, boat and recreational vehicles and education loans, as well as loans to finance certain medical /dental procedures (vision, dental and orthodontia fee plan loans). At September 30, 2002, 38% of consumer loans and leases were home equity loans while 39 % of consumer loans and leases were automobile loans. At September 30, 2002, 0.22% of our consumer loans and leases were nonperforming, as compared with 0.27% at December 31, 2001 and 0.19% at September 30, 2001.

At September 30, 2002, we had $2.4 million of accruing loans which were 90 days or more delinquent, as compared to $6.2 million of such loans at December 31, 2001 and $6.1 million at September 30, 2001. The decrease was due to a reduction in delinquent consumer loans, particularly guaranteed student loans and fee plan loans.

At September 30, 2002, we had a total of $251.5 million of commercial real estate mortgages and commercial business loans and leases classified as substandard or lower on our risk-rating system as compared to $216.9 million at December 31, 2002. Included in these amounts at September 30, 2002 and December 31, 2001, were $49.8 million and $57.5 million of nonperforming commercial business and commercial real estate loans, respectively. In our opinion, the remaining $201.7 million of commercial real estate mortgages and commercial business loans and leases classified as substandard at September 30, 2002 evidence one or more weaknesses or potential weakness and, depending on the regional economy and other factors, may become nonperforming assets in future periods. These loans are net of previously established specific reserves that have resulted in charge-offs, but not general reserves that have been established based on our internal rating of such loans and evaluation of the adequacy of our allowance for loan and lease losses.

TABLE 8 - Nonperforming Assets
(Dollars in thousands)
	9/30/2002	6/30/2002	3/31/2002	12/31/2001	9/30/2001	6/30/2001	3/31/2001

Nonaccrual loans and leases:
Residential real estate loans	$6,733	$7,075	$7,689	$8,311	$8,222	$9,590	$10,575
Commercial real estate loans	16,762	20,254	20,812	17,124	15,145	12,550	13,205
Commercial business loans and leases	33,014	33,573	34,481	40,341	34,220	39,208	32,233
Consumer loans and leases	8,364	6,008	8,183	9,470	6,380	5,795	5,611

Total nonaccrual loans and leases	64,873	66,910	71,165	75,246	63,967	67,143	61,624
Total troubled debt restructurings	—	—	—	—	—	—	—

Total nonperforming loans and leases	64,873	66,910	71,165	75,246	63,967	67,143	61,624

Other nonperforming assets:
Other real estate owned, net of related reserves	92	1,212	1,262	1,861	4,468	4,508	4,310
Repossessions, net of related reserves	3,807	1,964	2,251	2,016	2,428	1,618	1,935
Securities available for sale	0	2,104	2,104	2,104	—	—	—

Total other nonperforming assets	3,899	5,280	5,617	5,981	6,896	6,126	6,245

Total nonperforming assets	$68,772	$72,190	$76,782	$81,227	$70,863	$73,269	$67,869

Accruing loans and leases which are 90 days or more overdue	$2,407	$2,680	$5,430	$6,227	$6,055	$5,799	$7,664

Total nonperforming loans as a percentage of total loans and leases(1)	0.47%	0.51%	0.56%	0.59%	0.59%	0.62%	0.57%
Total nonperforming assets as a percentage of total assets	0.31%	0.34%	0.37%	0.39%	0.39%	0.40%	0.37%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.50%	0.55%	0.60%	0.64%	0.65%	0.67%	0.63%

(1)  Total loans and leases exclude residential real estate loans held for sale.

Provision/Allowance for Loan and Lease Losses

We provided $10.8 million and $12.1 million for loan and lease losses in the quarters ended September 30, 2002 and 2001, respectively. As shown in Table 9, net charge-offs for the third quarter of 2002 were $10.4 million, or 0.31% of average loans outstanding, compared to $8.8 million, or 0.32% of average loans outstanding, for the third quarter of 2001. The decrease in the provision for loan and lease losses for the three months ended September 30, 2002 reflects the levels of nonperforming loans and lower levels of classified loans and related coverage ratios as compared to the third quarter of 2001. At September 30, 2002, the allowance for loan and lease losses amounted to $201.7 million, or 1.47% of total portfolio loans and leases, as compared to $158.5 million, or 1.45%, at September 30, 2001. The ratio of the allowance for loan and lease losses to nonperforming loans was 311% at September 30, 2002 and 248% at September 30, 2001.

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

TABLE 9 - Allowance for Loan and Lease Losses
(Dollars in thousands)
	2002 Third	2002 Second	2002 First	2001 Fourth	2001 Third	2001 Second	2001 First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance at beginning of period	$193,445	$190,890	$189,837	$158,532	$155,303	$153,621	$153,550
Additions due to acquisitions	7,822	—	—	31,277	—	—	—
Charge-offs:
Real estate mortgages	(20)	474	501	644	735	724	790
Commercial business loans and leases	8,703	5,319	5,374	8,186	4,074	4,864	3,774
Consumer loans and leases	5,922	5,834	7,042	7,253	5,439	4,706	4,463

Total loans and leases charged off	14,605	11,627	12,917	16,083	10,248	10,294	9,027

Recoveries:
Real estate mortgages	58	48	50	(87)	62	349	138
Commercial business loans and leases	3,107	2,137	1,101	1,908	476	1,524	890
Consumer loans and leases	1,033	1,168	991	911	878	792	932

Total loans and leases recovered	4,198	3,353	2,142	2,732	1,416	2,665	1,960

Net charge-offs	10,407	8,274	10,775	13,351	8,832	7,629	7,067
Provision for loan and lease losses	10,829	10,829	11,828	13,379	12,061	9,311	7,138

Allowance at end of period	$201,689	$193,445	$190,890	$189,837	$158,532	$155,303	$153,621

Average loans and leases outstanding during the period (1)	$13,375,980	$12,871,386	$12,723,083	$12,117,708	$10,869,870	$10,816,524	$10,880,534

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.31%	0.26%	0.34%	0.44%	0.32%	0.28%	0.26%
Ratio of allowance to total loans and leases at end of period (1)	1.47%	1.48%	1.50%	1.49%	1.45%	1.43%	1.43%
Ratio of allowance to nonperforming loans and leases at end of period	311%	289%	268%	252%	248%	231%	249%
Ratio of net charge-offs as a percent of average outstanding loans and leases, annualized (1):
Real estate mortgages	-0.004%	0.025%	0.027%	0.047%	0.052%	0.029%	0.051%
Commercial business loans and leases	0.806%	0.492%	0.703%	1.047%	0.605%	0.577%	0.508%
Consumer loans and leases	0.530%	0.530%	0.693%	0.717%	0.539%	0.470%	0.424%

(1)  Excludes residential real estate loans held for sale.

Deposits

Total deposits averaged $14.8 billion during the third quarter of 2002, an increase of $2.5 billion from the third quarter of 2001. Excluding acquisitions, deposits increased $294 million from the third quarter of last year, or 2%. Additionally, the deposit mix changed favorably. Certificates of deposit and brokered deposits (which tend to pay higher rates) as a percent of total deposits declined from 37% in the third quarter of 2001 to 32% in the third quarter of 2002. The ratio of loans to deposits was 91% and 89% at September 30, 2002 and December 31, 2001, respectively.

Average non-interest bearing deposits totaled $2.7 billion during the third quarter of 2002 increasing $471.7 million, or 21%, from the third quarter of 2001, including approximately $309.7 million related to acquisitions. The increase in non-interest bearing deposits reflected strong growth in commercial, government and personal accounts.

Average interest-bearing deposits of $12.2 billion during the third quarter of 2002 increased $2.0 billion from the third quarter of 2001 including approximately $1.9 billion related to acquisitions. Excluding acquisitions, average savings, money market and NOW deposits increased by $624 million, while certificates of deposit declined $492 million (or 11%). The decline in certificates of deposits resulted from Banknorth’s decision to allow deposits priced above alternate funding costs to run off. The average rates paid on NOW and money market accounts decreased 96 basis points from 2.49% in the third quarter of 2001 to 1.53% in the third quarter of 2002 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 136 basis points from 3.39% in the third quarter of 2001 to 2.03% in the third quarter of 2002, reflecting the decline in prevailing interest rates during 2001 and 2002.

Included within the deposit categories above are government banking deposits, which averaged $1.4 billion in the third quarter of 2002 and $1.3 billion in the third quarter of 2001. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

Other than deposits, our primary sources of funds are borrowings. Our principal borrowing sources are advances from Federal Home Loan Banks (“FHLB”) and securities sold under repurchase agreements. Other borrowing sources which we have used include the U.S. Treasury’s Note Option Treasury, Tax and Loan program, overnight borrowings from other banks, trust preferred securities and public/private debt offerings. Average total borrowings in the third quarter of 2002 were $4.9 billion, an increase of $752 million from the third quarter of 2001. This increase was primarily the result of borrowings assumed in acquisitions. Average total borrowings for the nine months ended September 30, 2002 were $4.7 billion, an increase of $351 million from the comparable period of 2001. This increase also was primarily due to borrowings assumed in acquisitions.

Significant transactions related to borrowings from the third quarter of 2001 through September 30, 2002 include the assumption of approximately $713 million of borrowings from acquired banks, the prepayment of approximately $175 million of FHLB advances in the fourth quarter of 2001 and the issuance of $200 million of 8% trust preferred securities in February 2002.

Average FHLB borrowings for the third quarter of 2002 were $2.5 billion, which increased $221 million or 10% from the third quarter of 2001 due primarily to acquisitions. Collateral for FHLB borrowings consists primarily of first mortgage loans secured by 1 - 4 family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.48% during the quarter ended September 30, 2002 as compared to 5.05% for the comparable period last year. The 57 basis point decrease was due to the Federal Reserve Board rate cuts during 2001 and prepayment of $174.6 million of FHLB borrowings with a weighted average cost of 5.62%. At September 30, 2002, FHLB borrowings amounted to $2.5 billion and our additional borrowing capacity from the FHLB was $2.1 billion.

Average balances for securities sold under repurchase agreements were $1.8 billion and $1.3 billion for the quarters ended September 30, 2002 and 2001, respectively, an increase of $589 million. Borrowings under repurchase agreements had a weighted average rate of 2.35% and 3.61% for the quarters ended September 30, 2002 and 2001, respectively, and are secured by mortgage-backed securities and U.S. Government obligations.

In June 2001, Banknorth, NA issued $200 million of 7.625% subordinated notes due in 2011. Interest is payable semi-annually in June and December. The notes qualify as Tier 2 capital.

In October 2002, we increased our existing line of credit with a third party financial institution from $80 million to $110 million at the rate of LIBOR plus 0.625%. The average outstanding balance on this line for the nine months ended September 30, 2002 was $2.8 million.

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

CONTRACTUAL OBLIGATIONS

We have entered into numerous contractual obligations and commitments. The following tables summarize our contractual cash obligations and other commitments at September 30, 2002.

Contractual Cash Obligations	Payments Due - By Period

(In thousands)		Less than	1 - 3	4 -5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt	$2,963,896	$320,527	$993,089	$518,063	$1,132,217
Facility lease obligations	171,255	20,455	34,145	27,267	89,388
Other long-term obligations	1,064,959	62,282	702,677	200,000	100,000
Foreign currency forward contracts (notional amount)	19,142	10,408	8,734	—	—

Total contractual cash obligations	$4,219,252	$413,672	$1,738,645	$745,330	$1,321,605

Other Commitments		Amount of Commitment Expiration - Per Period
	Total
(In thousands)	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years

Lines of credit	$3,487,372	$422,696	$208,259	$91,683	$2,764,734
Standby letters of credit	244,060	93,473	57,168	28,058	65,361
Other commitments	1,419,758	199,551	215,668	75,169	929,370
Forward commitments to sell loans	236,991	236,991	—	—	—
Interest rate swaps (notional amount)	29,432	—	—	—	29,432

Total commitments	$5,417,613	$952,711	$481,095	$194,910	$3,788,897

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues facing us or the financial services industry affect the nature and extent of the risks faced by us. Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk. The Board of Directors (the “Board”) and management believe that there are seven applicable “risk categories,” consisting of credit risk, interest rate risk, liquidity risk, transaction risk, compliance risk, strategic risk and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective. In addition, an aggregate level of risk is assigned as a whole and we also determine the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the Board with an accompanying explanation of any differences. The risk program includes risk identification, measurement, control and monitoring.

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

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by the Board and monitored periodically by a committee of the Board. The Board delegates responsibility for asset-liability management to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management who set strategic directives that guide the day-to-day asset-liability management of our activities. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and state presidents.

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

We manage the interest-rate risk inherent in our core banking operations primarily using on-balance sheet instruments, which sometimes contain embedded options, mainly fixed-rate portfolio securities and borrowed funds. When appropriate, we utilize interest rate instruments such as interest-rate swaps, interest rate floors and interest rate corridor agreements, among other instruments. As of September 30, 2002, Banknorth used only forward commitments related to hedging its mortgage banking operations and commercial loans swaps. The commercial loan swaps were part of an approved pilot program to offer interest rate derivative hedging products to commercial customers, provided these products are in turn hedged. The program is designed to record variable rate commercial loans on our balance sheet while allowing the customer to synthetically fix the rate by purchasing a variable to fixed interest rate swap, while we currently enter into an offsetting pay fixed interest rate swap with a broker. The pilot has been successful to date and it is anticipated that customer interest rate derivatives will reduce the interest rate risk of our long-term, fixed-rate commercial loans.

We manage the interest-rate risk inherent in our mortgage banking operations by entering into forward sales contracts and, to a lesser extent, by using purchased mortgage-backed security options. An increase in market interest rates between the time we commit to terms on a loan and the time we ultimately sell the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) we record on the sale. We attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover all closed loans and approximately 75% to 80% of loan commitments on rate-locked loans. Purchased mortgage-backed security options are used to hedge a percentage of rate-locked loans.

The average balances during the third quarter of 2002 of residential mortgage loans held for sale and related average hedge positions are summarized below (in thousands):

Residential mortgage loans held for sale	$58,823
Rate-locked loan commitments	110,650
Forward sales contracts	160,092
Purchased mortgage-backed security/treasury options	5,000

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. Our gradual 2% rising rate scenario was within compliance guidelines at September 30, 2002. However, the gradual 2% falling rate scenario was slightly outside guidelines. ALCO voted to approve the guidelines exception because a gradual 2% decreasing rate scenario was deemed unlikely based on the current level of interest rates. ALCO currently is focusing on a gradual decreasing 1% rate scenario and on strategies that prove beneficial to income should rates fall or the yield curve flatten. Strategies under review include swapping or restructuring existing fixed-term borrowings and buying interest rate floors related to wholesale funding arrangements.

The following table sets forth the estimated effects on our net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Decrease	Rate Increase	Rate Increase

September 30, 2002	(7.59)%	(2.38)%	2.20%	3.42%

December 31, 2001	(5.37)%	(2.45)%	1.71%	2.73%

The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. Assuming a downward shift in rates, most deposit accounts have implied interest rate floors and it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the simulated increase in interest income would be more than the simulated increase in interest expense because total adjustable earning assets will reprice more quickly than will total adjustable cost liabilities. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results.

The most significant factors affecting market risk exposure of net interest income during the three months ended September 30, 2002 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the composition and prepayment speeds of mortgage assets, (iii) reduction of deposit interest expense, and (iv) changes in the wholesale borrowings portfolio structure. Since June 2002, the yield curve fell most significantly in the 5-year term (approximately 111 basis points) and in the 10-year term (approximately 120 basis points). As a result, projected mortgage and loan prepayments were faster in the third quarter of 2002 than in the prior quarters of 2002. Overall total loans and securities available for sale effective duration estimates became shorter due to increased prepayment estimates resulting from sustained low mortgage rates. The above table reflects the impact of these changes. The net change in the estimated sensitivity of our net interest income to changes in interest rates during the third quarter of 2002 was a result of these factors. We remain asset sensitive and project net interest income to increase if short and long interest rates move symmetrically higher.

In connection with the Andover and MetroWest acquisitions in the fourth quarter of 2001, we recorded $8.8 million of mortgage servicing rights at market value at the date of acquisition. Mortgage servicing rights as of September 30, 2002 totaled $5.2 million (or 0.70% of the underlying balance of loans serviced for others) compared to $8.5 million as December 31, 2001. The decline in the mortgage servicing rights asset resulted from amortization of $2.2 million and an impairment writedown of $1.7 million. New mortgage servicing rights from originations are sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to changes in the value of mortgage servicing rights is not expected to be material.

Our earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at September 30, 2002, our debt service requirements consisted primarily of junior subordinated debentures issued to four subsidiaries: $103 million to Peoples Heritage Capital Trust I, $31 million to Banknorth Capital Trust I, $206 million to Banknorth Capital Trust II and $3.6 million to Ipswich Statutory Trust, in connection with the issuance of 9.06% Capital Securities due 2027, 10.52% Capital Securities due 2027, 8% Capital Securities due 2032 and 10.20% Capital Securities due in 2031, respectively. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $80 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. At September 30, 2002, our subsidiary bank had $278.5 million available for dividends that could be paid without prior regulatory approval. The average balance outstanding on the line of credit during the nine months ended September 30, 2002 was $2.8 million. In addition, the parent company had $154.1 million in cash or cash equivalents at September 30, 2002.

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

As of September 30, 2002, Banknorth, NA had in the aggregate $3.1 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represents 21% of retail deposits, as compared to a current policy minimum of 10% of deposits.

Also as of September 30, 2002, Banknorth, NA had in the aggregate “potentially volatile funds” of $1.3 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of September 30, 2002, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 227%, versus a policy minimum of 100%.

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

CAPITAL

At September 30, 2002, shareholders’ equity amounted to $1.9 billion, or 8.53% of total assets. Tangible equity amounted to $1.3 billion or 6% of tangible assets. In addition, through subsidiary trusts, we had outstanding at such date $295.1 million of capital securities, of which $91.6 million mature in 2027, $3.5 million mature in 2031 and $200 million mature in 2032, all of which qualify as Tier 1 Capital. We also have $200 million of 7.625% subordinated notes due in 2011 that qualify as Tier 2 capital.

We paid a $0.15 per share dividend on our common stock during the third quarter of 2002 compared to a $0.13 per share dividend in the third quarter of 2001. In February 2002, the Board authorized 8 million shares to be repurchased in the open market in addition to the 13 million share repurchase program authorized in 2001. During the nine months ended September 30, 2002, we repurchased 6.2 million shares at an average price of $24.29. As of September 30, 2002, a total of 7.4 million shares were available for repurchase under these authorizations.

Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios, set forth in Table 10. As indicated in such table, our regulatory capital currently substantially exceeds all applicable requirements.

TABLE 10 - Regulatory Capital Requirements
(Dollars in thousands)
	For Capital Adequacy
	Actual		Purposes		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2002:
Total capital (to risk weighted assets)	$1,918,887	12.28%	$1,250,434	8.00%	$668,453	4.28%
Tier 1 capital (to risk weighted assets)	1,523,429	9.75%	625,217	4.00%	898,212	5.75%
Tier 1 leverage capital (to average assets)	1,523,429	7.21%	844,876	4.00%	678,553	3.21%
As of December 31, 2001:
Total capital (to risk weighted assets)	$1,763,236	12.23%	$1,153,369	8.00%	$609,867	4.23%
Tier 1 capital (to risk weighted assets)	1,382,903	9.59%	576,685	4.00%	806,218	5.59%
Tier 1 leverage capital (to average assets)	1,382,903	7.14%	775,163	4.00%	607,740	3.14%

Net risk weighted assets were $15.6 billion and $14.4 billion at September 30, 2002 and December 31, 2001, respectively.

Banknorth, NA is also subject to federal regulatory capital requirements. At September 30, 2002, Banknorth, NA was deemed to be “well capitalized” under the regulations of the Office of the Comptroller of Currency of the United States and in compliance with applicable capital requirements.

IMPACT OF NEW ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this standard is not expected to materially affect our financial condition, results of operations, earnings per share or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. We have not yet adopted this standard. In the fourth quarter of 2001, under the provisions of SFAS No. 4, we recorded an extraordinary item from the early extinguishment of debt of $3.9 million after-tax, or $.03 per diluted share. Upon adoption of SFAS No. 145, this will no longer qualify for extraordinary treatment and must be reclassified and included with noninterest income.

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

Item 4. Controls and Procedures

Within 90 days prior to the date of this Quarterly Report, Banknorth carried out an evaluation, under the supervision and with the participation of Banknorth’s management, including Banknorth’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Banknorth’s disclosure controls and procedures are effective. There were no significant changes in Banknorth’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of Banknorth that are designed to ensure that the information required to be disclosed by Banknorth in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Banknorth in its reports filed under the Exchange Act is accumulated and communicated to Banknorth’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II - Other Information

Item 1.   Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to our financial condition and results of operations.

Item 2.   Changes in Securities and Use of Proceeds – not applicable.

Item 3.   Defaults Upon Senior Securities – not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders – not applicable.

Item 5.   Other Information – not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report.
Exhibit No. 99.1 Certification of Chief Executive Officer Under 18 U.S.C. § 1350.
Exhibit No. 99.2 Certification of Chief Financial Officer Under 18 U.S.C. § 1350.

(b)	We filed a Current Report on Form 8-K or 8-K/A on July 29, 2002, August 13, 14, and 26, 2002 and September 3, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKNORTH GROUP, INC.

Date: November 14, 2002	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer

Date: November 14, 2002	By:	/s/ Peter J. Verrill

Peter J. Verrill
Senior Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

Date: November 14, 2002	By:	/s/ Stephen J. Boyle

Stephen J. Boyle
Executive Vice President and
Controller
(principal accounting officer)

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, William J. Ryan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Banknorth Group, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/William J. Ryan

William J. Ryan
Chief Executive Officer

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Peter J. Verrill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Banknorth Group, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Peter J. Verrill

Peter J. Verrill
Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1	Certification of Principal Executive Officer, dated November 8, 2002

Exhibit 99.2	Certification of Principal Financial Officer, dated November 8, 2002