Form 10-K
period 2002-12-31
BANKNORTH GROUP INC/ME
filed 2003-03-10
CIK 829750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                               to                               .

Commission File Number: 001-31251

Banknorth Group, Inc.
(Exact name of registrant as specified in its charter)

Maine (State or other jurisdiction of incorporation or organization)	01-0437984 (I.R.S. Employer Identification Number)
P.O. Box 9540 Two Portland Square Portland, Maine (Address of principal executive offices)	04112-9540 (Zip Code)

Registrant’s telephone number, including area code: (207) 761-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

      As of June 28, 2002, the aggregate market value of the 147,095,337 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 891,640 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $3.8 billion. This figure is based on the last sale price of $25.70 per share of the Registrant’s Common Stock on June 28, 2002, as reported in The Wall Street Journal on July 1, 2002. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

      Number of shares of Common Stock outstanding as of February 28, 2003: 164,186,259

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

Item 1. Business
General
Business
Acquisitions
Subsidiaries and Other Equity Investments
Competition
Employees
Supervision and Regulation
Taxation
Statistical Disclosure by Bank Holding Companies
Availability of Information
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III.
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Ex-10(a) Form of Severance Agreement - Ryan
Ex-10(b) Form of Severance Agreement - Exec Off...
Ex-10(c) Amended Supplemental Retirement - Ryan
Ex-10(e)(2) Amended Supplemental Retirement Agmnt
Ex-10(f) Supplemental Retirement Plan
Ex-10(g) Amended Deferred Compensation Plan
Ex-10(l)(2) Form of 1st Amend to 401(k) Plan
Ex-10(l)(3) Form of 2nd Amend to 401(k) Plan
Ex-10(m) 1996 Equity Incentive Plan, as Amended
Ex-10(n) Executive Incentive Plan
Ex-21 Subsidiaries
Ex-23 Consent of KPMG LLP
Ex-99(a) Certification of CEO
Ex-99(b) Certification of CFO

BANKNORTH GROUP, INC.

2002 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

      In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

      Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our investments in our businesses and in related technology could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to our earnings;

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

•	changes in the domestic interest rate environment could reduce net interest income and could increase credit losses;

•	the conditions of the securities markets could change, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans and leases;

•	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries could alter our business environment or affect our operations;

•	the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the internet or bank regulatory reform;

•	acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties; and

•	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock.

      You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.

ii

PART I.

Item 1.	Business

General

      We, Banknorth Group, Inc., are a Maine corporation and a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended. We conduct business from our headquarters in Portland, Maine and, as of December 31, 2002, 326 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2002, we had consolidated assets of $23.4 billion and consolidated shareholders’ equity of $2.1 billion. Based on total assets at that date, we are one of the 35 largest commercial banking organizations in the United States.

      Our principal asset is all of the capital stock of Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. Effective January 1, 2002, we consolidated all of our other banking subsidiaries and our trust company subsidiary into Banknorth, NA, which was known as “Peoples Heritage Bank” prior to these consolidations. Banknorth, NA operates under the trade name “Peoples Heritage Bank” in Maine, “Bank of New Hampshire” in New Hampshire and “Evergreen Bank” in New York to take advantage of the strong brand identity associated with the names of these predecessor banks. Banknorth, NA operates under its name elsewhere in our market areas. Through Banknorth, NA we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial, consumer and trust and investment services.

      Unless the context otherwise requires, the words “Banknorth,” “we,” “our” and “us” herein refer to Banknorth Group, Inc. and its subsidiaries.

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

      We are subject to extensive regulation and supervision under federal and state banking laws. For additional information in this regard, see “Supervision and Regulation” below.

Acquisitions

      Our profitability and market share have been enhanced in recent years through internal growth and acquisitions of both financial and nonfinancial institutions. We continually evaluate acquisition opportunities and frequently conduct due diligence in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some proforma dilution of our book value and net income per common share may occur in connection with any future transactions. Moreover, acquisitions commonly result in significant one-time charges against earnings, although cost-savings, especially incident to in-market acquisitions, frequently are anticipated, as are revenue enhancements.

Subsidiaries and Other Equity Investments

      Our only direct subsidiaries at December 31, 2002 were Banknorth, NA, Northgroup Realty, Inc., an acquired subsidiary which holds certain commercial real estate located in Burlington, Vermont, Northgroup Captive Insurance, Inc. and the financing vehicles Peoples Heritage Capital Trust I, Banknorth Capital Trust I, Banknorth Capital Trust II and Ipswich Statutory Trust I. For additional information on these trusts, see Note 15 to the Consolidated Financial Statements included in Item 8 hereof. Northgroup Captive Insurance, Inc. is a subsidiary formed in 2002 to self-insure against certain risks of Banknorth. Northgroup Captive, Inc. has, in turn, formed a subsidiary — Northgroup Sponsored Captive Insurance Co. — to provide a vehicle for other entities to self-insure against certain risks.

      Set forth below is a brief description of certain of our indirect non-banking subsidiaries and certain other equity investments.

      Insurance Brokerage Activities. We conduct insurance brokerage activities through Banknorth Insurance Group, Inc., which holds all of the outstanding stock of Morse, Payson & Noyes Insurance, the largest insurance brokerage firm in Maine. Morse Payson & Noyes Insurance also conducts business in (i) New Hampshire under the trade name A.D. Davis Insurance, (ii) Massachusetts through Catalano Insurance Agency Inc., a wholly-owned subsidiary of Morse, Payson & Noyes Insurance, and under the trade names Waters Insurance Agency and Palmer Goodell Insurance Agency, (iii) Connecticut through Arthur A. Watson & Co., Inc., a wholly-owned subsidiary of Morse Payson & Noyes Insurance and (iv) upstate New York under the trade name Community Insurance Agencies.

      Investment Planning and Securities Brokerage Activities. We conduct investment planning and securities brokerage activities through Bancnorth Investment Planning Group, Inc. We also offer, through Bancnorth Investment Planning Group, investments in mutual funds and annuities throughout our market areas. Bancnorth Investment Planning Group offers its services to individuals and small businesses from its office located in Portland, Maine and from certain of our other locations in Maine, Massachusetts, New Hampshire, Vermont, New York and Connecticut. Sales professionals at Bancnorth Investment Planning Group are registered representatives of Primevest Financial Services, Inc., a registered broker/ dealer, and all securities brokerage activities are conducted through Primevest Financial Services, Inc. The sales professionals receive referrals from our branch offices throughout our market areas.

      In addition to the foregoing, Bancnorth Investment Planning Group conducts insurance sales activities directly in Maine, New Hampshire, Connecticut, Vermont and New York and indirectly, through its wholly-owned insurance agency, Bancnorth Investment and Insurance Agency, Inc., in Massachusetts. Bancnorth Investment Planning Group, either directly or through other agencies, offers life insurance and long-term care insurance products in conjunction with the sales of investments and annuities.

      Equipment Leasing Activities. We conduct equipment leasing activities through Banknorth Leasing Corp. This company is headquartered in Portland, Maine and engages in direct equipment leasing activities, primarily involving office equipment, in the States of Maine, New Hampshire, Massachusetts, Vermont, New York, Connecticut, Rhode Island and California. At December 31, 2002, Banknorth Leasing Corp. had $102.9 million of leases outstanding.

      Other Equity Investments. We hold certain other equity investments, primarily through Banknorth, NA and Four Eighty-One Corp., a wholly-owned subsidiary of Banknorth, NA. At December 31, 2002, these investments consisted of (i) $51.8 million of interests in limited partnerships formed for the purpose of investing in real estate for lower-income families, elderly housing projects and/or the preservation or restoration of historically or architecturally significant buildings or structures and (ii) an aggregate of $14.9 million of interests in limited partnerships which invest in small business investment companies and equity investments in entities which generally are intended to promote community welfare. For additional information about these investments see Note 19 to the Consolidated Financial Statements included in Item 8 hereof.

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

      The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances also likely will enhance competition by enabling more companies to provide financial resources. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

Employees

      We had approximately 6,600 full-time equivalent employees as of December 31, 2002. None of these employees is represented by a collective bargaining agent, and we believe that we enjoy good relations with our personnel.

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

      General. Banknorth currently is registered as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended. As such, we are subject to regulation, supervision and examination by the Federal Reserve Board. We also are registered as a Maine financial institution holding company under Maine law and as such are subject to regulation and examination by the Superintendent of Banking of the State of Maine. Banknorth, NA is a national bank subject to regulation, supervision and examination by the Office of the Comptroller of the Currency

(“OCC”), its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures Banknorth, NA’s deposits to the maximum extent permitted by law.

      Financial Modernization. Effective March 11, 2000, the Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and which are not authorized for bank holding companies. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the applicable regulations thereunder, is “well managed” and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. Banknorth became a financial holding company effective January 25, 2002.

      No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a “satisfactory” Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of “satisfactory” or better.

      Bank Acquisitions. Pursuant to the Bank Holding Company Act, we are required to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of any bank that is not already majority owned by us. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company became able to acquire banks in states other than its home state beginning September 29, 1995, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and less than 30% of such deposits in that state (or such lesser or greater amount set by state law).

      The Interstate Banking and Branching Act also authorizes banks to merge across state lines, subject to certain restrictions, thereby creating interstate branches. Pursuant to the Interstate Banking and Branching Act, a bank also may open new branches in a state in which it does not already have banking operations if the state enacts a law permitting such de novo branching.

      Capital and Operational Requirements. The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations such as Banknorth and Banknorth, NA. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. “Tier 1 capital” generally consists of common and qualifying preferred stockholders’ equity, less certain intangibles and other adjustments. “Tier 2 capital” and “Tier 3 capital” generally consist of subordinated and other qualifying debt, preferred stock that does not qualify as Tier 1 capital and the allowance for credit losses up to 1.25% of risk-weighted assets.

      The sum of Tier 1, Tier 2 and Tier 3 capital, less investments in unconsolidated subsidiaries, represents qualifying “total capital,” at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 capital and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. At December 31, 2002, our Tier 1 risk-based capital and total risk-based capital ratios under these guidelines were 9.66% and 12.15%, respectively.

      The “leverage ratio” requirement is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. At December 31, 2002, our leverage ratio was 7.13%.

      Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other banks and bank holding companies as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization’s risk-based capital ratios.

      FDICIA identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and requires the respective U.S. federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

      The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. Under these guidelines, Banknorth, NA is considered “well capitalized.”

      The Federal bank regulatory agencies also have adopted regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. That evaluation will be made as part of the institution’s regular safety and soundness examination. Banking agencies also have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the determination of a bank’s capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. The banking agencies do not intend to establish an explicit risk-based capital charge for interest rate risk but will continue to assess capital adequacy for interest rate risk under a risk assessment approach based on a combination of quantitative and qualitative factors and have provided guidance on prudent interest rate risk management practices.

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

      In addition to the foregoing, the ability of us and Banknorth, NA to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Our right and the right of our stockholders and creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of such subsidiaries.

      “Source of Strength” Policy. According to Federal Reserve Board policy, bank/financial holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank/ financial holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as Banknorth or related to FDIC assistance provided to a subsidiary in danger of default — the other banking subsidiaries of such bank/ financial holding company may be assessed for the FDIC’s loss, subject to certain exceptions.

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

      The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” In 2002, the Community Reinvestment Act rating of Banknorth, NA was “outstanding.”

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

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation’s more significant reforms are noted below.

•	The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

•	The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

•	The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

•	The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company’s financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund “blackout periods;” directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

•	The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one “financial expert,” a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

•	The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

•	Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

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

      Table 1 — Three-Year Average Balance Sheets, which presents average balance sheet amounts, related taxable equivalent interest earned or paid and related average yields earned and rates paid and is included in Item 7;

      Table 2 — Changes in Net Interest Income, which presents changes in taxable equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and is included in Item 7;

      Table 5 — Securities Available for Sale and Held to Maturity, which presents information regarding carrying values of investment securities by category of security and is included in Item 7;

      Table 6 — Maturities of Securities, which presents information regarding the maturities and weighted average yield of investment securities by category of security and is included in Item 7;

      Table 7 — Composition of Loan Portfolio, which presents the composition of loans and leases by category of loan and lease and is included in Item 7;

      Table 8 — Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2002, which presents maturities and sensitivities of loans and leases to changes in interest rates and is included in Item 7;

      Table 15 — Five Year Schedule of Nonperforming Assets, which presents information concerning non-performing assets and accruing loans 90 days or more overdue and is included in Item 7;

      “Credit Risk Management” and Note 1 to the Consolidated Financial Statements, which discuss our policies for placing loans on non-accrual status, as well as in the case of the former potential problem loans, which are included in Items 7 and 8, respectively;

      Table 12 — Five-Year Table of Activity in the Allowance for Loan and Lease Losses, included in Item 7;

      Table 13 — Allocation of the Allowance for Loan and Lease Losses — Five Year Schedule, included in Item 7;

      Table 14 — Net Charge-offs as a Percent of Average Loans and Leases Outstanding, included in Item 7;

      Table 1 — Three-Year Average Balance Sheets, which includes average balances of deposits by category of deposit and is included in Item 7;

      Table 11 — Maturity of Certificates of Deposit of $100,000 or more at December 31, 2001, included in Item 7;

      “Selected Financial Data,” which presents return on assets, return on equity, dividend payout and equity to assets ratios and is included in Item 6; and

      Note 12 to the Consolidated Financial Statements, which includes information regarding short-term borrowings and is included in Item 8.

      For additional information regarding our business and operations, see “Selected Financial Data” in Item 6 hereof, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof.

Availability of Information

      We make available on our web site, which is located at http://www.banknorth.com, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on the date which we electronically file these reports with the Securities and Exchange Commission. Investors are encouraged to access these reports and the other information about our business and operations on our web site.

Item 2.     Properties

      At December 31, 2002, we conducted business from our executive offices at Two Portland Square, Portland, Maine and 326 offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut.

      The following table sets forth certain information with respect to our offices as of December 31, 2002.

	Number of
State	Banking Offices	Deposits

		(Dollars in Thousands)
Maine	61	$2,634,355
New Hampshire	76	3,795,324
Massachusetts	114	5,684,484
Vermont	36	1,676,863
New York	27	1,123,447
Connecticut	12	750,128

Total	326	$15,664,601

      For additional information regarding our premises and equipment and lease obligations, see Notes 7 and 19 respectively, to the Consolidated Financial Statements included in Item 8 hereof.

Item 3.     Legal Proceedings

      We are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by us to be immaterial to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders in the fourth quarter of 2002.

PART II.

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange, Inc. The following table sets forth the high and low prices of the common stock as reported on the New York Stock Exchange, Inc. and the dividends declared per share of common stock for the periods indicated.

	Market Price
			Dividends Declared
2002	High	Low	Per Share

First Quarter	$26.80	22.25	$0.135
Second Quarter	27.45	24.96	0.145
Third Quarter	27.40	20.70	0.150
Fourth Quarter	24.58	20.68	0.150

2001

First Quarter	$21.06	$18.13	$0.130
Second Quarter	22.93	19.38	0.130
Third Quarter	24.39	18.93	0.130
Fourth Quarter	22.92	19.78	0.135

      As of December 31, 2002, there were 150,578,767 shares of common stock outstanding which were held by approximately 15,800 holders of record. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

Item 6.	Selected Consolidated Financial Data

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Condensed Income Statement(1)
Net interest income	$796,517	$679,890	$603,550	$614,395	$578,300
Provision for loan and lease losses	44,314	41,889	23,819	23,575	23,775
Noninterest income (excluding securities transactions)	267,226	239,176	226,644	191,140	161,124
Securities gains (losses)	7,282	1,329	(15,456)	655	6,423
Noninterest expenses (excluding special charges)	564,701	501,708	459,385	460,306	446,110
Special charges(2)	14,691	7,614	43,007	28,002	61,140
Net income	298,638	238,795	191,734	196,958	141,744

Per Common Share
Basic earnings per share	$2.01	$1.70	$1.33	$1.35	$0.97
Diluted earnings per share	1.99	1.68	1.32	1.34	0.95
Dividends per share	0.58	0.53	0.50	0.47	0.44
Book value per share at year end	13.70	11.83	9.42	8.22	8.37
Tangible book value per share at year end	9.09	8.75	8.11	6.95	6.97
Stock price:
High	27.22	24.39	21.13	20.25	26.75
Low	20.44	18.13	10.38	14.31	12.81
Close	22.60	22.52	19.94	15.06	20.00
Period end common shares outstanding	150,579	151,221	141,245	144,974	146,105
Weighted average shares outstanding — Diluted	149,829	141,802	145,194	147,428	148,965

Financial Ratios
Return on average assets	1.39%	1.29%	1.05%	1.12%	0.90%
Return on average equity	16.25	16.48	15.69	16.42	11.96
Net interest margin(3)	4.07	3.99	3.60	3.80	4.02
Average equity to average assets	8.56	7.82	6.66	6.81	7.55
Efficiency ratio	54.10	55.34	61.67	60.57	68.01
Noninterest income as a percent of total income	25.63	26.13	25.92	23.79	22.46
Tier 1 leverage capital ratio	7.14	7.14	7.02	6.75	7.22
Dividend payout ratio(4)	28.76	30.27	36.91	33.19	40.38

Average Balance Sheet
Assets	$21,460,719	$18,545,709	$18,343,226	$17,607,344	$15,696,234
Loans and leases, gross	13,236,803	11,246,007	10,485,289	9,908,177	10,679,544
Deposits	14,566,644	12,529,630	11,891,481	11,784,103	11,435,942
Shareholders’ equity	1,838,064	1,449,353	1,222,378	1,199,496	1,184,770

Year End Balance Sheet
Assets	$23,418,941	$21,076,586	$18,233,810	$18,508,264	$16,453,120
Loans and leases, gross	14,056,008	12,715,330	10,845,662	9,854,656	9,925,137
Securities	6,947,876	6,156,861	5,880,658	6,873,182	4,379,774
Goodwill and identifiable intangible assets	695,158	466,633	185,520	184,381	204,587
Deposits	15,664,601	14,221,049	12,107,256	11,710,501	12,016,212
Borrowings	5,432,581	4,602,388	4,659,390	5,466,253	3,040,173
Shareholders’ equity	2,063,485	1,789,115	1,330,857	1,192,274	1,222,390
Nonperforming assets(5)	68,891	81,227	67,132	69,192	89,021

(1)	Certain amounts of prior periods have been restated to conform with current presentation.

(2)	Special charges consist of merger charges, charter consolidation costs, asset write-downs and branch closing costs where applicable.

(3)	Net interest income calculated on a fully-taxable equivalent basis divided by average interest-earning assets.

(4)	Cash dividends paid divided by net income.

(5)	Nonperforming assets consist of nonperforming loans, other real estate owned, repossessed assets and investment securities placed on non-accrual status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The discussion and analysis which follows focuses on the results of operations of Banknorth Group, Inc. during 2002, 2001, and 2000 and its financial condition at December 31, 2002 and 2001. The Consolidated Financial Statements and related notes should be read in conjunction with this review. Certain amounts in years prior to 2002 have been reclassified to conform to the 2002 presentation.

General

      Banknorth Group, Inc. is a Maine corporation and a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended. We conduct business from our headquarters in Portland, Maine and, as of December 31, 2002, from our 326 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2002, we had consolidated assets of $23.4 billion and consolidated shareholders’ equity of $2.1 billion. Based on total assets at that date, we are one of the 35 largest commercial banking organizations in the United States.

      Our principal asset is all of the capital stock of Banknorth, NA (the “Bank”), which operates under the trade name “Peoples Heritage Bank” in Maine, “Bank of New Hampshire” in New Hampshire and “Evergreen Bank” in New York to take advantage of the strong brand identity associated with the names of these predecessor banks. The Bank operates under its own name elsewhere in our market areas. Through the Bank, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking and investment management and investment planning services. In addition, Banknorth Insurance Group, Inc., a subsidiary of the Bank, offers insurance brokerage services.

      We are subject to extensive regulation and supervision under federal and state banking laws. See “Regulation and Supervision” under Item 1.

Business Strategy

      Our primary business segments are Community Banking, Insurance Brokerage, Investment Planning and Investment Management. Our community banking business, which represents over 90% of our consolidated income, consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans and leases, commercial real estate loans, residential mortgage loans and a variety of consumer loans and leases. In addition to keeping loans for our own portfolio, we sell residential mortgage loans into the secondary market. We also invest in mortgage-backed securities and securities issued by the United States Government and agencies thereof, as well as other securities. Our Insurance Brokerage business earns commissions on insurance brokerage activities, our Investment Planning business earns commissions from the sale of third party mutual funds, annuities, stocks and bonds and our Investment Management business reflects fees from trust and investment management operations.

      Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in New England and upstate New York; developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; increasing noninterest income through, among other things, expanded investment management, investment planning and insurance brokerage services, and controlling the growth of noninterest expenses. It is also part of our business strategy to supplement internal growth with targeted acquisitions of other financial institutions and insurance agencies in our current or contiguous market areas. See “Acquisitions” below and under Item 1.

      We strive to maintain a diversified loan and deposit mix and strong asset quality. We are focused on improving efficiencies as we integrate all of our acquisitions. We will continue to evaluate our operations and organizational structures to ensure they are closely aligned with our goal of maximizing earnings per share growth.

Outlook

      Reflecting trends in the national economy, our market area generally witnessed a decline in economic growth in 2002, and interest rate decreases in 2002 and 2001 began to compress our net interest margin in the second quarter of 2002. Although these developments have not had a materially adverse affect on us to date, we continue to monitor them closely as discussed herein. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. We believe future economic activity will depend on consumer confidence, personal consumption expenditures and business expenditures for new capital equipment. For a description of other factors which could affect our financial performance and that of our common stock, see “Forward-Looking Statements” at the beginning of this report.

     Acquisitions

      We completed four acquisitions in 2002 and at December 31, 2002 our proposed acquisition of American Financial Holdings, Inc. was pending. The following table describes the acquisitions for the years ended 2002, 2001 and 2000. The 2002 acquisitions were accounted for as purchases, and as such, were included in our results of operations from the date of acquisition.

Acquisitions 2002 – 2000

				Transaction Related Items
		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

	(Dollars and shares in millions)
Warren Bancorp, Inc.(1)	12/31/2002	$466.1	$45.3	$88.8	$4.9	$59.8	2.7	$136.6
Bancorp Connecticut, Inc.(1)	8/31/2002	661.7	61.4	98.2	8.7	161.2	—	154.2
Ipswich Bancshares, Inc.(1)	7/26/2002	318.0	13.9	23.1	4.8	19.9	0.9	40.1
Andover Bancorp, Inc.(1)	10/31/2001	1,796.0	162.9	187.7	13.2	—	16.5	340.0
Metrowest Bank(1)	10/31/2001	907.7	62.0	97.1	5.0	164.8	—	164.8
Banknorth Group, Inc. (Burlington, VT)(2)	5/10/2000	4,633.8	343.2	—	—	—	42.9	579.6
Insurance agency acquisitions(1)	2000 – 2002	16.3	1.2	29.1	2.2	23.7	0.3	32.3

(1)	Accounted for as a purchase.

(2)	Accounted for as a pooling.

      For additional information regarding our acquisitions in 2002, see Note 3 to the Consolidated Financial Statements.

Results of Operations

     Comparison of 2002 and 2001

     Overview

      We reported net income of $298.6 million or $1.99 per diluted share in 2002, compared to $238.8 million or $1.68 per diluted share in 2001. Return on average assets and return on average equity were 1.39% and 16.25% in 2002 compared to 1.29% and 16.48% in 2001, respectively. The improved results were attributable to increases in our net interest margin, contributions from acquisitions and the discontinuance of goodwill amortization due to the required adoption of new financial accounting standards in July 2001 and January 2002.

      Net interest income and noninterest income increased 17% and 14% during 2002, respectively. The increase in net interest income was attributable to the acquisitions in 2002 and 2001 and an 8 basis point increase in the net interest margin. The small increase in the net interest margin reflected pressure on interest rates in a falling interest rate environment as well as a change in the mix of earning assets to reduce prepayment risk. Noninterest income increased due to strong increases in deposit services income, loan fee income, merchant and electronic banking income and insurance brokerage commissions. These increases were due in part to the introduction of our products in new market areas resulting from our acquisitions.

      The provision for loan and lease losses of $44.3 million in 2002 exceeded net charge-offs of $38.7 million and increased $2.4 million compared to 2001. The coverage ratio (allowance for loan and lease losses to nonperforming loans) was 319% at December 31, 2002 compared to 252% at December 31, 2001. Noninterest expenses, excluding special charges, increased 13% in 2002 due primarily to increases in salaries and benefits, equipment and occupancy expenses, primarily resulting from our acquisitions, and the write-off of the branch automation project. Noninterest expense was also impacted by the adoption of new accounting standards that required the discontinuation of amortization of goodwill effective January 1, 2002. Amortization expense on goodwill amounted to $11.9 million in 2001.

     Net Interest Income

      Net interest income is the difference between interest income on earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest source of net revenue. Net interest income is affected by changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

      Net interest income on a fully taxable-equivalent basis increased by $115.3 million, or 17%, during 2002 due largely to an increase in interest-earning assets. Average earning assets increased $2.5 billion, or 15%, for the year ended 2002 compared to the year ended 2001 as a result of acquisitions and internal growth on commercial and consumer loans. Average loans and leases increased by $2.0 billion, or 18%, in 2002 compared to 2001. Excluding acquisitions, average loans and leases increased by approximately $363 million, or 3%, primarily as a result of increases in commercial business loans and leases and commercial real estate loans, offset by a reduction in residential real estate loans. Average securities increased $479.8 million, or 8%, in 2002 due primarily to acquisitions. Average deposits increased $2.0 billion, or 16% during 2002. Excluding acquisitions, average deposits increased by approximately $216 million, or 2%, as strong growth in demand and money market accounts was offset by declines in higher costing certificates of deposit. Average borrowings increased $464.8 million, or 11%, in 2002 compared to 2001, primarily due to acquisitions.

      The net interest margin increased to 4.07% in 2002 from 3.99% during 2001, an increase of 8 basis points. Several factors contributed to this increase, including non-interest-bearing deposits comprising a higher percentage of our total funding base in 2002 versus 2001 and the momentum from Federal Reserve Board interest rate cuts during 2001 carrying over to 2002. Information on average balances, yields and rates for the past three years can be found in Table 1. Table 2 shows the changes from 2001 to 2002 in tax equivalent net interest income by category due to changes in rate and volume. Information on interest rate sensitivity can be found under “Asset-Liability Management” below.

     Provision and Allowance for Loan and Lease Losses

      We recorded a provision for loan and lease losses in 2002 of $44.3 million, as compared to a $41.9 million provision in 2001, which reflected an increase in our classified loans resulting from the uncertain and slowing economy and an increase in net charge-offs. Net charge-offs were $38.7 million in 2002 compared to $36.9 million in 2001. Net charge-offs to average loans outstanding was 0.29% in 2002, as compared to 0.33% in 2001.

      The allowance for loan and lease losses amounted to $208.3 million at December 31, 2002, as compared to $189.8 million at December 31, 2001. The increase was due to acquisitions and the provision. The allowance to total portfolio loans and leases at December 31, 2002 and 2001 was 1.48% and 1.49%, respectively. The ratio of the allowance for loan and lease losses to nonperforming loans was 319% at December 31, 2002 and 252% at December 31, 2001. Nonperforming assets were $68.9 million, or 0.29%

of total assets, at December 31, 2002 as compared to $81.2 million, or 0.39% of total assets, at December 31, 2001. The $12.3 million decrease in nonperforming assets from December 31, 2001 to December 31, 2002 was primarily attributable to decreases in nonperforming commercial business loans and leases and other nonperforming assets. Accruing loans 90 days or more past due were $3.4 million at December 31, 2002, as compared to $6.2 million at December 31, 2001, a decrease of 45%.

      The allowance for loan and leases losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation. As discussed under “Critical Accounting Policies,” we believe that the methods used by us in determining the allowance for loan and lease losses constitute a critical accounting policy. Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management — Nonperforming Assets,” there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods.

      For information about the allocation of and activity in our allowance for loan and lease losses, see Tables 12 and 13.

     Noninterest Income

      Noninterest income was $274.5 million in 2002 compared to $240.5 million in 2001. This increase was primarily due to increases of $9.5 million in deposit services income, $7.4 million in loan fee income, $6.0 million in net securities gains, $5.7 million in merchant and electronic banking income and $5.1 million in insurance commissions, which more than offset a $2.6 million decrease in mortgage banking services income.

      Deposit services income of $82.1 million in 2002 increased 13% from 2001 and was attributable to volume and fee increases in checking account and overdraft fees, which were in part due to acquisitions.

      Insurance brokerage commissions income was $44.4 million and $39.4 million in 2002 and 2001, respectively, an increase of 13%. The increase was partly attributable to the acquisition of Community Insurance Agencies, Inc. (“Community”) in the third quarter of 2002, which generated commission income of $2.4 million in 2002.

      Merchant and electronic banking income of $38.1 million in 2002 increased 17% from 2001 due to increases in the volume of transactions processed. This income represents fees and interchange income generated by the use of our ATMs, ATM and debit cards issued by us along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions.

      Trust and investment management services income of $32.5 million decreased 5% during 2002 primarily due to broad-based declines in the stock market, which adversely impacted fees that are dependent upon the market value of assets. Assets under management were $8.1 billion and $8.5 billion at December 31, 2002 and 2001, respectively, a decrease of 5%.

      Loan fee income amounted to $21.9 million and $14.5 million during 2002 and 2001, respectively, an increase of 51%. Loan fee income includes letter of credit fees, late charges, transaction fees on refinancings and other loan related fees. The $7.4 million increase in fee income in 2002 was primarily due to increased volumes, refinancing activity and acquisitions.

      Income from bank owned life insurance (“BOLI”) was $20.0 million and $18.4 million in 2002 and 2001, respectively. BOLI represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The 9% increase in income reflected an increase in cash surrender value and included additional income resulting from a $40 million purchase of BOLI in the first quarter of 2002, which resulted in higher cash surrender value. The cash surrender value of BOLI was $380.4 million at December 31, 2002 compared to $321.1 million at December 31, 2001. Most of our BOLI is invested in the ‘general account’ of insurance companies. All such companies were rated AA- or better by Standard and Poors at December 31, 2002. Our investment in BOLI represented 21.46% of capital and reserves at December 31, 2002.

      Investment planning services income of $11.6 million increased 40% during 2002 primarily due to sales of fixed annuities. Investment planning services income is primarily comprised of commissions earned from the sale of third party mutual funds, annuities, stocks and bonds.

      Mortgage banking services income of $8.5 million during 2002 decreased $2.6 million or 23% from $11.1 million during 2001. This decrease was primarily due to a $1.4 million decline in residential mortgage servicing income and a $2.9 million writedown of mortgage servicing rights, which were partially offset by a $2.3 million increase in residential mortgage sales income. Strong originations and refinancings in 2002, prompted by lower interest rates, led to profitable pricing, delivery and sales of conforming fixed-rate loans. Our portfolio of residential mortgages serviced for investors was $701.3 million at December 31, 2002 compared to $964.0 million and $1.6 billion at December 31, 2001 and 2000, respectively. Mortgage loans serviced for others decreased as a result of principal payments, loan prepayments and a sale of mortgage servicing rights in the first quarter of 2001. Also, since January 1, 2001, substantially all residential loans sold by us into the secondary market have been sold on a servicing-released basis. As a result, new mortgage servicing rights assets are not being created as loans are sold. Capitalized mortgage servicing rights decreased from $8.5 million at December 31, 2001 to $3.6 million at December 31, 2002 as we recorded amortization expense of $3.3 million and valuation write-downs of $2.9 million in 2002. See Table 3 and Note 9 to the Consolidated Financial Statements.

      Net securities gains amounted to $7.3 million and $1.3 million during 2002 and 2001, respectively. Of the $7.3 million of net securities gains in 2002, $6.0 million was recorded in the fourth quarter of 2002 on sales of $152.0 million of mortgage-backed securities. Net securities gains in 2001 included a $2 million write-down reflecting an other than temporary decline in the value of a trust preferred security. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

      Other noninterest income amounted to $8.1 million and $8.4 million during 2002 and 2001, respectively. In 2002, other noninterest income included $7.3 million of premium income on covered call options related to mortgage-backed securities and $1.9 million of commissions on official checks, which were offset in part by $2.8 million in losses on venture capital investments in small business investment companies and start-up ventures in our market area. In 2001, other noninterest income included $3.3 million of premium income recognized on covered call options related to mortgage-backed securities, $3.1 million of commissions on official checks, a gain of $1.3 million on the sale of a limited partnership interest and a $929 thousand gain on the sale of an equity interest in an ATM network.

     Noninterest Expense

      Noninterest expense was $579.4 million in 2002 compared to $509.3 million in 2001. Excluding special charges, write-off of certain costs incurred in connection with a branch automation project (discussed below) and the effect of goodwill amortization in 2001, noninterest expense in 2002 was $558.5 million compared to $489.8 million in 2001, an increase of $68.7 million or 14%. This increase was primarily due to our acquisitions in 2002. The increased noninterest expense in 2002 was primarily due to increases in salaries and benefits, equipment expense and occupancy expense. The efficiency ratio improved to 54.10% during 2002 from 55.34% in 2001 primarily as a result of the efficiencies created by the integration of recent acquisitions, as well as operating improvements.

      Salaries and benefits expense of $311.4 million increased by $50.1 million or 19% from $261.3 million during 2002. The increase was primarily due to additional employees from purchase acquisitions and higher levels of incentive compensation. The total number of full-time equivalent employees was approximately 6,596 at December 31, 2002 compared to 5,960 at December 31, 2001. Pension expense (which is included in salaries and benefits expense) was $5.3 million and $3.0 million for the years ended

December 31, 2002 and 2001, respectively. An important component in the determination of pension expense next year will be the fair value of assets in the pension plan at the end of the year. The fair value of plan assets as of December 31, 2002 was $154.9 million as compared to $141.0 million at December 31, 2001. Pension expense is expected to increase significantly in 2003 primarily due to the 2003 and 2002 acquisitions and the use of a lower discount rate and expected rate of return. In addition, pension expense will increase due to the continued amortization of unrecognized actuarial losses (which occur when investment returns are less than expected).

      Data processing expense increased 5% to $40.7 million in 2002 from $38.7 million during 2001. The increase was primarily attributable to continued investments in information technology, increased transaction volume and vendor rate increases related to acquisitions. These increases were offset by a change in check processing. Beginning in July 2002, check processing was insourced and the primary costs are now recorded in salaries and benefits. Previously a third-party vendor handled check processing and its charges were recorded as data processing costs.

      Occupancy expense in 2002 increased 14% to $52.4 million from $45.9 million in 2001. The $6.5 million increase was primarily due to the cost of new facilities and additional facilities from acquisitions. Equipment expense increased $6.4 million or 18% in 2002 compared to 2001 due to increased depreciation on new technology equipment and software (eg. e-commerce and imaging).

      Advertising and marketing expense amounted to $17.2 million and $11.9 million for the years ended December 31, 2002 and 2001, respectively. The $5.3 million increase was primarily attributable to acquisitions in 2002 and additional expenses for the introduction of our products in new market areas.

      Amortization of goodwill was $0 and $11.9 million for the years ended December 31, 2002 and 2001, respectively. In accordance with SFAS No. 142, the amortization of goodwill was discontinued effective January 1, 2002 and goodwill must now be reviewed for impairment at least annually. We perform impairment reviews quarterly and no adjustments have yet been required. Amortization of identifiable intangible assets amounted to $6.5 million and $10.2 million for the years ended December 31, 2002 and 2001, respectively. The decline was largely due to our reclassification of unidentifiable intangible assets associated with branch acquisitions from intangible assets to goodwill in accordance with SFAS No. 147. SFAS No. 147 was issued in October 2002 and requires that unidentifiable intangible assets related to branch acquisitions, which meet the definition of the acquisition of a business, be recorded as goodwill and therefore not be amortized but be subject to impairment reviews. SFAS No. 147 amended SFAS No. 72, which previously required that these unidentifiable intangibles be amortized over a term not to exceed the estimated remaining life of the long-term interest-earning assets acquired. Banknorth had two branch acquisitions in the 1990s that were covered by the provisions of SFAS No. 147, with a total of $34.7 million of unidentifiable intangible assets remaining as of December 31, 2001. Banknorth adopted SFAS No. 147 retroactive to January 1, 2002 and reclassified $34.7 million of intangible assets to goodwill.

      Special charges amounted to $14.7 million and $7.6 million during 2002 and 2001, respectively. Special charges include expenses related to acquisitions, charter consolidation costs, branch closing costs and certain asset write-downs. For a tabular analysis of our special charges, see Note 11 to the Consolidated Financial Statements.

      In 2002, $6.2 million of previously capitalized costs related to a branch automation project were written off. The costs were incurred during the early phases of a multi-phase project to update all teller and platform workstations and software in our branch network. These costs included direct vendor fees, capitalized salaries, hardware and project specific software. Design concerns and cost overruns prompted a thorough review of the long-term viability of the project in its current form. In October 2002, management met with the lead software vendor to discuss concerns related to cost overruns and project design. To comply with contract provisions, shortly after this meeting, the vendor was notified of our intent to terminate the branch automation contract. In December 2002, we determined it was not prudent to continue development and decided to abandon the project. A total of $9.1 million had been capitalized on this project. The impairment charge was determined based on a review of all costs incurred. Management concluded that $6.2 million should be written-off related to the abandonment of that project and that

$2.9 million of hardware and off-the-shelf software programs were of on-going value and could be redeployed throughout the Bank. This $6.2 million is included as a separate component of noninterest expense.

      Other noninterest expense, which is comprised primarily of general and administrative expenses, increased $2.1 million in 2002. See Table 4 for a detail of other noninterest expenses for each of the years ended December 31, 2002, 2001 and 2000.

     Taxes

      Our effective tax rate was 33% in 2002 and 34% in 2001. The decline in the effective tax rate was due primarily to the adoption of SFAS No. 142 under which goodwill is no longer amortized for book purposes as of January 1, 2002. Prior to January 1, 2002, we amortized goodwill that was not deductible on our tax return.

     Extraordinary Item

      During the fourth quarter of 2001, we prepaid $174.6 million of Federal Home Loan Bank borrowings and incurred a prepayment penalty of $6.0 million ($3.9 million net of tax), which was recorded as an extraordinary item. The FHLB borrowings, which had relatively high rates, were prepaid to improve our interest rate position and net interest margin in future periods. These FHLB borrowings had a weighted average cost of 5.62% and a weighted average maturity of two years.

     Cumulative Effect of Accounting Change

      We adopted SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001 and recognized an after-tax loss from the cumulative effect of adoption of $290 thousand. This was recorded as a net unrealized loss on forward sale commitments and commitments to originate rate-locked loans at December 31, 2000, which hedged residential mortgage loans held for sale.

     Comprehensive Income

      Our comprehensive income amounted to $373.0 million and $313.9 million during 2002 and 2001, respectively. Comprehensive income differed from our net income in 2002 because of a $77.3 million net unrealized gain on securities, a $2.1 million net unrealized loss on cash flow hedges and an $825 thousand unrealized loss on a minimum pension liability. Our comprehensive income differed from our net income in 2001 because of a $74.8 million net unrealized gain on securities and a $274 thousand net hedging gain on cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity in the Consolidated Financial Statements.

      Our available for sale investment portfolio had net unrealized gains (losses) of $181.3 million, $62.0 million and ($53.1) million, ($117.5 million, $40.3 million and ($34.5) million net of applicable income tax effects, respectively) at December 31, 2002, 2001 and 2000, respectively. The improvement related to lower prevailing interest rates. For additional information, see Note 4 to the Consolidated Financial Statements. The change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income.”

     Segment Reporting

      Our primary business segments are Community Banking, Insurance Brokerage, Investment Planning and Investment Management. The Community Banking segment represents over 90% of the combined revenues and income of the consolidated group, and thus, is the only reporting segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Insurance Brokerage reflects commissions on insurance brokerage activities, Investment Planning reflects commissions from the sale of third party mutual funds, annuities, stocks and bonds and Investment Management reflects fees from trust and investment management operations. Selected operating data for these segments is provided for informational purposes only in Table 16.

Fourth Quarter Summary

      In the fourth quarter of 2002, we had net income of $77.1 million, or $0.52 per diluted share, as compared to $61.6 million, or $0.42 per diluted share in the fourth quarter of 2001. Results for the quarters ended December 31, 2002 and 2001 were reduced by special charges (which included merger-related costs, branch consolidation costs, certain asset write-downs and branch closings). The results for the fourth quarter ended December 31, 2002 also included a $6.2 million write-off of certain capitalized costs incurred in connection with a branch automation project and net securities gains of $6.7 million. The fourth quarter of 2001 included $3.0 million of goodwill amortization, which ceased January 1, 2002 under new accounting rules.

      Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 15.75% and 1.35%, respectively for the quarter ended December 31, 2002 and were 14.45% and 1.23%, respectively, for the comparable quarter last year.

      Results for the fourth quarter of 2002 improved over the fourth quarter of 2001 due primarily to increased net interest income, which increased by 6% as a result of purchase acquisitions and, to a lesser extent, internal growth. The net interest margin for the quarter ended December 31, 2002 was 3.86%, a decrease of 27 basis points from the fourth quarter last year. This decrease was primarily due to long-term rates declining more than short-term rates and the effects of prepayments on mortgage-related assets. Noninterest income totaled $84.4 million and $63.6 million, an increase of $20.8 million, or 33%, for the quarters ended December 31, 2002 and 2001, respectively. The increase was primarily due to increases of $6.7 million in net securities gains, $2.9 million in deposit services income, $2.9 million in mortgage banking services income and $2.6 million in insurance brokerage commissions income. Noninterest expenses increased by 15% due primarily to acquisitions. The efficiency ratio was 55.68% in the fourth quarter of 2002 compared to 54.76% in the comparable period last year. The increase in the efficiency ratio was due in part to the write-off of the branch automation project. See Table 17 “Fourth Quarter Summary” and Note 25 in the Consolidated Financial Statements for selected quarterly data for the years ended December 31, 2002 and 2001.

Comparison of 2001 and 2000

      Our consolidated total assets increased by $2.9 billion, or 16%, from $18.2 billion at December 31, 2000 to $21.1 billion at December 31, 2001. This increase was primarily attributable to the acquisition of Andover in the fourth quarter of 2001. Shareholders’ equity totaled $1.8 billion and $1.3 billion at December 31, 2001 and 2000, respectively. The increase was primarily attributable to net earnings and the issuance of stock for an acquisition in the fourth quarter of 2001.

      We reported net income of $238.8 million for 2001, or $1.68 per diluted share, compared with net income of $191.7 million, or $1.32 per diluted share, for 2000. Return on average assets and return on average equity were 1.29% and 16.48%, respectively, for 2001 and 1.05% and 15.69%, respectively, for 2000.

      Net interest income on a fully taxable-equivalent basis totaled $686.3 million during 2001, as compared with $609.7 million in 2000. The $76.6 million, or 13%, increase in 2001 was primarily attributable to an 87 basis point decrease in average rates paid on interest-bearing liabilities, which more than offset a 50 basis point decrease in the average yield on interest-earning assets. As a result, the net interest margin increased 39 basis points to 3.99% compared to 3.60% in 2001 and 2000, respectively.

      The provision for loan and lease losses was $41.9 million in 2001 compared to a $23.8 million provision in 2000. Net charge-offs were $36.9 million in 2001 compared to $25.3 million in 2000. The ratio of the allowance to nonperforming loans at December 31, 2001 was 252% compared to 249% at December 31, 2000. The allowance for loan and lease losses represented 1.49% of total loans at December 31, 2001 compared to 1.42% at December 31, 2000. Nonperforming assets increased $14.1 million from $67.1 million, or 0.37% of total assets, at December 31, 2000 to $81.2 million, or 0.39% of total assets, at December 31, 2001. This increase was primarily due to nonaccruing commercial loans and leases acquired in acquisitions. Accruing loans 90 days past due were $6.2 million at December 31, 2001, up 4% from the prior year end.

      Noninterest income was $240.5 million and $211.2 million for the years ended December 31, 2001 and 2000, respectively. Increases of $5.6 million in deposit services income and $13.6 million in insurance brokerage commissions more than offset a $10.8 million decrease in mortgage banking services income related to the sale of the mortgage servicing rights portfolio. Deposit services income of $72.6 million reflected 8% growth from 2000. The 53% increase in insurance brokerage commissions reflected our purchase acquisitions of insurance agencies in Massachusetts and Connecticut late in the third quarter of 2000.

      Noninterest expense was $509.3 million for 2001 compared with $502.5 million for 2000. Excluding special charges, noninterest expense in 2001 was $501.7 million compared to $459.5 million in 2000, an increase of $42.2 million, or 9%. The increase in 2001 was primarily due to increases in salaries and benefits and occupancy expense and as a result of acquisitions. The efficiency ratio improved to 55.34% during 2001 from 61.67% in 2000 primarily as a result of the efficiencies created by the integration of acquired companies, as well as operating improvements.

      Our comprehensive income amounted to $313.9 million and $282.6 million during 2001 and 2000, respectively. Comprehensive income differed from our net income in 2001 primarily because of a $74.8 million net unrealized gain on securities and a $274 thousand hedging gain on cash flow hedges. For additional information, see the Consolidated Statements of Shareholders’ Equity in the Consolidated Financial Statements.

Financial Condition

      Our consolidated total assets increased by $2.3 billion, or 11%, from $21.1 billion at December 31, 2001 to $23.4 billion at December 31, 2002. Total average assets were $21.5 billion and $18.5 billion for the years ended December 31, 2002 and 2001, respectively. These increases were primarily due to the acquisitions in 2002 and 2001. See the acquisitions table under “General — Acquisitions.” Shareholders’ equity totaled $2.1 billion and $1.8 billion at December 31, 2002 and 2001, respectively.

Investment Securities and Other Earning Assets

      The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and wholesale funding sources.

      The average balance of the securities portfolio, which consists of securities available for sale and securities held to maturity, was $6.4 billion in 2002 and $5.9 billion in 2001, an increase of $480 million. The portfolio is comprised primarily of U.S. Government and agency securities and mortgage-backed securities, most of which are seasoned 15-year federal agency securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in REMICS, and asset-backed securities. The majority of securities available for sale are rated AAA or equivalently rated. In 2002, the portfolio was managed to mitigate prepayment risk by purchasing U. S. Government agency securities as mortgage-backed securities were paid down. The average yield on securities was 5.52% during the year ended December 31, 2002, compared to 6.29% for the year ended December 31, 2001, which reflects declines in interest rates during 2002. See Table 5 for a detail of securities available for sale and held to maturity and Table 6 for information regarding the contractual maturity of our debt securities at December 31, 2002.

      Securities available for sale are carried at fair value and had net unrealized gains of $181.3 million and $62.0 million at December 31, 2002 and 2001, respectively. See Note 4 to the Consolidated Financial Statements. These unrealized gains do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains, net of related deferred income taxes, are a component of our “Comprehensive Income” contained in the Consolidated Statement of Changes in Shareholders’ Equity.

Loans

      Total loans and leases (including loans held for sale) averaged $13.2 billion during the year ended December 31, 2002 compared to $11.2 billion for the previous year, an increase of $2.0 billion, or 18%. This increase was primarily attributable to acquisitions and growth in commercial real estate loans. Average loans as a percent of average earning assets was 67% and 65% for the years ended December 31, 2002 and 2001, respectively.

      Residential real estate loans (including loans held for sale) averaged $2.6 billion and $2.3 billion in 2002 and 2001, respectively, including the effects of acquisitions. While residential real estate loans increased $345 million, acquisitions accounted for $754 million resulting in a net decrease in the portfolio of $409 million. This decrease was primarily due to increased refinancing activity and prepayments in a declining interest rate environment. Mortgage loans held for sale amounted to $128.6 million and $117.7 million at December 31, 2002 and 2001, respectively. The increase in loans held for sale compared to last year was due primarily to higher origination volumes resulting from declining interest rates. We are currently selling substantially all 30-year conforming fixed-rate loans that we originate.

      Commercial real estate loans averaged $4.3 billion in 2002 and $3.2 billion in 2001, a 33% increase. Acquisitions accounted for approximately $568 million of the $1.1 billion increase.

      Commercial loans and leases averaged $2.7 billion in 2002 and $2.3 billion in 2001, an increase of 14%. Acquisitions accounted for approximately $136 million of the $324 million increase. The remaining increase in 2002 was largely attributable to additional opportunities in certain market areas due to broadening our franchise.

      Consumer loans and leases averaged $3.6 billion in 2002 and $3.4 billion in 2001, an increase of 7%. Acquisitions accounted for approximately $169 million of the $245 million increase. The growth in consumer loans was primarily in indirect automobile loans and home equity loans. Although the internal increase in consumer loans in 2002 was relatively modest, new loan originations have been offset by significant prepayment activity as proceeds of mortgage loans refinancings have been used to pay down consumer loans.

      For a description of the types of loans and leases in our loan and lease portfolio and a breakdown of our consumer loans, see “Credit Risk.”

Deposits

      Total deposits averaged $14.6 billion during 2002 compared to $12.5 billion during 2001, an increase of 16%. Acquisitions accounted for approximately $1.8 billion of the $2.0 billion increase. The deposit mix also changed favorably in 2002 as certificates of deposit and brokered deposits (which tend to pay higher rates) declined to 33% of average deposits during 2002 from 37% of average deposits during 2001. For additional information about changes in the composition of our deposits, see Table 10.

      Average noninterest-bearing deposits increased 21% in 2002 to $2.6 billion from $2.2 billion in 2001. Acquisitions accounted for approximately $257 million of the $455 million increase. The remainder of the increase reflected strong growth in commercial, government and personal accounts.

      Average interest-bearing deposits increased by $1.6 billion during 2002 to $11.9 billion. Substantially all of this increase resulted from acquisitions. Our existing base of interest-bearing deposits did not increase over the prior year as growth in NOW and money-market accounts were offset by declines in higher-costing certificates of deposits. Excluding acquisitions, the average balance of NOW and money-market accounts increased $679 million while the average balance of certificates of deposit (including brokered certificates of deposit) declined by $633 million. The average rate paid on certificates of deposit fell from 5.02% in 2001 to 3.18% in 2002. See Table 11 for the scheduled maturities of certificates of deposits of $100,000 or more. As part of our overall funding strategy, we may use deposits obtained through investment banking firms which obtain funds from their customers for deposit with us (“brokered deposits”). There were no brokered deposits at December 31, 2002 compared to $72.2 million at December 31, 2001.

      Included within the deposit categories above are government banking deposits, which averaged $1.4 billion in 2002 and $1.2 billion in 2001. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

      We use both short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, retail securities sold under agreements to repurchase and other short-term borrowings, amounted to $1.3 billion at December 31, 2002, up $163 million, or 15%, from $1.1 billion at December 31, 2001. See Note 12 to the Consolidated Financial Statements.

      At December 31, 2002, we also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. The average balance outstanding under this line of credit during 2002 was $2.1 million.

      Long-term debt includes FHLB advances, subordinated notes, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with terms greater than one year. Long-term debt was $3.9 billion at December 31, 2002 up from $3.4 billion at December 31, 2001. The increase in long-term debt was primarily due to borrowings assumed in acquisitions.

      At December 31, 2002 and 2001, FHLB borrowings amounted to $2.5 billion and $2.6 billion, respectively. FHLB collateral consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.50% during 2002 as compared to 5.30% during 2001. Our additional borrowing capacity with the FHLB at December 31, 2002 was approximately $2.1 billion. See Note 13 to the Consolidated Financial Statements.

      Subordinated notes consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes.

      At December 31, 2002 and 2001, wholesale securities sold under repurchase agreements amounted to $1.2 billion and $571 million, respectively, and were collaterallized by mortgage-backed securities and U.S. Government obligations. See Note 13 to the Consolidated Financial Statements.

      At December 31, 2002, through subsidiary trusts, we had outstanding $295.1 million of capital securities which qualify as Tier 1 capital for regulatory purposes. See the “Capital” section below.

Contractual Obligations and Commitments

      We have entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligations and other commitments at December 31, 2002.

		Payments Due By Period

		Less than			After
Contractual Obligations(1)	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(Dollars in thousands)
Long-term debt	$2,683,892	$386,846	$936,783	$513,573	$846,690
Capital lease obligations	6,117	82	140	415	5,480
Repurchase agreements — wholesale	1,171,049	100,000	771,049	200,000	100,000

Total Long-term debt	3,861,058	486,928	1,707,972	713,988	952,170
Capital trust securities	295,056	—	—	—	295,056
Operating lease obligations	120,692	20,384	33,863	25,002	41,443

Total contractual obligations	$4,276,806	$507,312	$1,741,835	$738,990	$1,288,669

(1)	Except for liabilities related to employee benefit plans, other liabilities are short term in nature.

		Amount of Commitment Expiration — Per Period
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

	(Dollars in thousands)
Lines of credit	$3,785,433	$463,722	$272,027	$128,893	$2,920,791
Standby letter of credit	272,476	122,105	98,048	45,003	7,320
Other commitments	1,519,635	990,977	227,961	66,679	234,018
Forward commitments to sell loans	234,651	234,651	—	—	—
Interest rate swaps (notional amount):
Interest rate swaps with borrowers	60,325	—	—	12,304	48,021
Interest rate swaps with third parties	60,325	—	—	12,304	48,021

Total commitments	$5,932,845	$1,811,455	$598,036	$265,183	$3,258,171

		Amount of Commitment Expiration —
		Per Period
	Total
	Amounts	Less than	1-3	4-5	After
Derivative Financial Instruments	Committed	1 Year	Years	Years	5 Years

	(Dollars in thousands)
Foreign currency forward contracts	$22,275	$14,859	$7,416	$0	$0

      See Note 19 to the Consolidated Financial Statements for more information regarding the nature and business purpose and the importance of all off-balance sheet arrangements.

Risk Management

      The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by us. Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk. Our board of directors and management believe that there are seven applicable “risk categories,” consisting of credit, interest rate, liquidity, transaction, compliance, strategic and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective. In addition, an aggregate level of risk is assigned as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, measurement, control and monitoring.

      Our board of directors has established the overall strategic direction. It approves our overall risk policies and oversees our overall risk management process. The board has established two board committees, consisting of Audit and Board Risk management, and has charged each committee with overseeing key risks. In addition, there is a management operational risk committee, which is comprised of senior officers in key business lines, which identifies and monitors key operational risks. The Operational Risk Committee reports to the Board Risk Committee on a regular basis.

Credit Risk Management

General

      The Board Risk Management Committee monitors our credit risk management. Our strategy for credit risk management includes stringent, centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to assess consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Results of Operations — Provision and Allowance for Loan and Lease Losses” and Note 1 to the Consolidated Financial Statements.

      Our residential loan portfolio accounted for 17% of the total loan portfolio at December 31, 2002 and 21% at December 31, 2001. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At December 31, 2002, 0.24% of our residential loans were nonperforming, as compared to 0.32% at December 31, 2001, as nonperforming residential real estate loans decreased by $2.6 million while the total residential loan portfolio decreased by $244.9 million. Net charge-offs to average residential loans outstanding for the year ended December 31, 2002 was (.01%.)

      Our commercial real estate loan portfolio accounted for 34% of the total loan portfolio at December 31, 2002 and 32% at December 31, 2001. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (food stores). These loans generally are secured by properties located in the New England states and upstate New York. At December 31, 2002, 0.37% of our commercial real estate loans were nonperforming, as compared to 0.42% at December 31, 2001. Net charge-offs to average commercial real estate loans outstanding for the year ended December 31, 2002 was .03%.

      Our commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at December 31, 2002 compared to 19% at December 31, 2001. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $102.9 million at December 31, 2002. We do not emphasize the purchase of participations in syndicated commercial loans. At December 31, 2002, we had $205 million of outstanding participations in syndicated commercial loans and had an additional $295 million of unfunded commitments related to these participations. At December 31, 2002, 1.10% of our commercial business loans were nonperforming, as compared to 1.64% at December 31, 2001. Net charge-offs to average commercial business loans and leases outstanding for the year ended December 31, 2002 was .58%.

      Consumer loans and leases accounted for 28% of our total loan portfolio at December 31, 2002 and 2001. At December 31, 2002, 0.23% of our consumer loans were nonperforming, as compared to 0.27% at December 31, 2001. Net charge-offs to average consumer loans outstanding for the year ended December 31, 2002 was .61%. The following table lists our consumer loans by type as of December 31, 2002 and 2001:

	December 31,

	2002		2001

		% of		% of
	Amount	Total	Amount	Total

	(Dollars in thousands)
Home equity loans	$1,554,264	39.72%	$1,292,724	36.61%
Automobile and other vehicle loans and leases	1,478,228	37.77	1,287,731	36.47
Mobile home loans	171,715	4.39	161,521	4.57
Vision, dental, and orthodontia fee plan loans	172,861	4.42	153,035	4.33
Education loans	135,386	3.46	148,653	4.21
Other	400,834	10.24	487,849	13.81

Total	$3,913,288	100.00%	$3,531,513	100.00%

      See Table 7 for information about the composition of our loan portfolio for the last five years, Table 8 for information about the scheduled contractual amortization of certain parts of our loan portfolio at December 31, 2002 and Table 10 for information about the geographic distribution of our commercial real estate loans and commercial business loans and leases at December 31, 2002 and 2001.

     Nonperforming Assets

      Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets were 0.29% at December 31, 2002 and 0.39% at December 31, 2001. Total nonperforming assets as a percentage of total loans and other nonperforming assets was 0.49% and 0.64% at December 31, 2002 and 2001, respectively. See Table 15 for a summary of nonperforming assets for the last five years.

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

      Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. At December 31, 2002, we had $3.4 million of accruing loans which were 90 days or more delinquent, as compared to $6.2 million and $6.0 million of such loans at December 31, 2001 and 2000, respectively.

      We also may place loans on nonaccrual and, therefore, nonperforming status currently less than 90 days past due or performing in accordance with their terms but which in our judgment are likely to present future principal and/or interest repayment problems and which thus ultimately would be classified as nonperforming.

     Net Charge-offs

      Net charge-offs were $38.7 million during 2002, as compared to $36.9 million in 2001. Net charge-offs represented 0.29% and 0.33% of average loans and leases outstanding in 2002 and 2001, respectively. See Table 14 for net charge-offs by loan type for the past three years and Table 12 for more information concerning charge-offs and recoveries during the past five years.

Potential Problem Loans

      In addition to nonperforming loans as discussed in the “Credit Risk Management” section above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $139 million at December 31, 2002. These loans and delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the related determination of the provision for loan and lease losses.

Asset-Liability Management

      The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by our board of directors and monitored periodically by the Board Risk Committee. The board delegates responsibility for asset-liability management to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management who set strategic directives that guide the day-to-day asset-liability management of our activities. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and state presidents.

Market Risk

      Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. We have no trading operations and thus are only exposed to non-trading market risk.

      Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue. This risk arises directly from our core banking activities — lending and deposit gathering. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by the institution, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities and capitalized mortgage servicing rights, (v) the amount of unrealized gains and losses on securities available for sale and (vi) the fair value of our saleable assets and derivatives and the resultant ability to realize gains.

      The primary objective of interest-rate risk management is to control our exposure to interest-rate risk both within limits approved by our board and guidelines established by the ALCO. These limits and guidelines reflect our tolerance for interest-rate risk over both short-term and long-term horizons. We attempt to control interest-rate risk by identifying, quantifying and, where appropriate, hedging our exposure.

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

      To cope with these uncertainties, we give careful attention to our assumptions. For example, many of our interest-bearing deposit products (e.g. interest checking, savings and money market deposits) have no contractual maturity and based on historical experience have only a limited sensitivity to movements in market rates. Because we believe we have some control with respect to the extent and timing of rates paid on non-maturity deposits, certain assumptions regarding rate changes are built into the model. In the case of prepayment of mortgage assets, the majority of assumptions are derived from a vendor supported loan prepayment model that is periodically tested using observed loan prepayment behavior.

      We manage the interest-rate risk inherent in our core banking operations primarily using on-balance sheet instruments, which sometimes contain embedded options, mainly fixed-rate investment securities and borrowed funds. When appropriate, we consider interest rate instruments such as interest-rate swaps, interest rate floors, interest rate caps and interest rate corridor agreements, among other instruments. At December 31, 2002, the only such instruments which we had were forward commitments related to hedging our mortgage banking operations and swaps and caps offered to commercial borrowers through our commercial borrower derivative hedging program. We believe that our exposure to commercial customer derivatives is minimal because these contracts are secured by loan collateral and are matched with a similar fixed-rate swap product. The program is designed to retain variable-rate commercial loans while allowing the commercial borrowers to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. Since its inception in 2002, we have recorded a notional amount of approximately $60 million in derivative contracts with commercial borrowers. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and commercial real estate loans.

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

      The average balances during 2002 and 2001 of residential mortgage loans held for sale and related average hedge positions are summarized below:

	Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Residential mortgage loans held for sale	$85,337	$110,186
Rate-locked loan commitments	94,397	88,206
Forward sales contracts	158,092	143,609
Purchased mortgage-backed security/ treasury options	13,333	24,167

      Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. Our gradual 2% rising rate scenario was within compliance guidelines at December 31, 2002 and 2001. However, the gradual 2% falling rate scenario was slightly outside guidelines at December 31, 2002 and 2001. ALCO voted to approve the guidelines exception because a gradual 2% decreasing rate scenario was deemed unlikely based on the current level of interest rates. ALCO currently is more focused on the gradual decreasing 1% rate scenario than on the gradual decreasing 2% scenario and on strategies that prove beneficial to income should rates decline or the yield curve flatten. Strategies under review include swapping or restructuring existing fixed-term borrowings and buying interest rate floors related to wholesale funding arrangements.

      The following table sets forth the estimated effects on our net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

December 31, 2002	3.40%	2.15%	(2.64)%	(6.22)%

December 31, 2001	2.73%	1.71%	(2.45)%	(5.37)%

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

      The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2002 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the composition of the investment portfolio, (iii) changes in the composition of mortgage assets and prepayment speeds of mortgage assets, (iv) reduction of deposit interest expense, and (v) changes in the wholesale borrowings portfolio structure. Since December 2001, the yield curve fell significantly in both the 5-year and 10-year terms (approximately 160 and 121 basis points, respectively). As a result, projected mortgage and loan prepayments increased throughout 2002 as interest rates reached levels not seen in 40 years. Because of historically low rates and increased loan cash inflows, effective duration estimates for loans and mortgage-backed securities became much shorter in 2002 than in 2001, thus increasing asset sensitivity. Asset liability management actions taken throughout 2002 helped to reduce asset sensitivity and included the purchase of investments with more structured cash flows and floating rate wholesale borrowings with embedded caps and floors. The above table reflects the net impact of these changes. The relatively small net change in the estimated sensitivity of our net interest income to changes in interest rates during 2002 was a result of these factors and asset liability management actions. We remain asset sensitive and project net interest income to increase if short and long interest rates move symmetrically higher.

      In connection with the acquisition of Andover in 2001, we acquired mortgage servicing rights with a fair value of $8.8 million. As a result of prepayments and valuation adjustments, mortgage servicing rights declined from $8.5 million at December 31, 2001 to $3.6 million at December 31, 2002. Mortgage servicing rights represented 0.51% of the underlying balance of loans serviced for others at December 31, 2002. New mortgage servicing rights from originations are sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to changes in the value of mortgage servicing rights is not expected to be material.

      Our earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

Liquidity

      Our Board Risk Management Committee establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesales funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective, as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities, yield and rate scenarios and loan and deposit forecasts to minimize funding risk. Other factors affecting a bank’s ability to meet liquidity needs include variations in the markets served and general economic conditions. We have various funding sources available to us on a parent-only basis as well as through our banking subsidiary, as outlined below.

      On a parent-only basis, our commitments and debt service requirements at December 31, 2002 consisted primarily of junior subordinated debentures (including accrued interest) issued to four subsidiaries totaling $295.1 million which mature starting in 2027. See “Capital” and Notes 14 and 23 to the Consolidated Financial Statements. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, and borrowings from public and private sources. At December 31, 2002, our subsidiary bank had $364.2 million available for dividends that could be paid without prior regulatory approval. See also “Financial Condition — Other Funding Sources” above. For information on restrictions on the payment of dividends by our banking subsidiary, see Note 16 to the Consolidated Financial Statements.

Banking Subsidiary

      For the Bank, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commercial commitments. See “Contractual Obligations and Commitments” above.

      In addition to traditional retail deposits, the Bank has various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits.

      We continually monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of fed funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

      As of December 31, 2002, the Bank had in the aggregate $3.2 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represented 20% of deposits, as compared to a policy minimum of 10% of deposits.

      Also as of December 31, 2002, the Bank had in the aggregate “potentially volatile funds” of $1.5 billion. These are funds that might flow out of the banks over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

      As of December 31, 2002, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 207%, compared to a policy minimum of 100%.

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

For additional information regarding off-balance sheet risks and commitments, see Note 19 to the Consolidated Financial Statements.

      We have a shelf registration on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows subsidiary trusts to sell capital securities. We had $800 million remaining on this shelf registration statement as of December 31, 2002.

      In addition, at December 31, 2002, we also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%.

Capital

      We are committed to managing capital for shareholder benefit and maintaining protection for depositors and creditors. At December 31, 2002 and 2001, our shareholders’ equity totaled $2.1 billion and $1.8 billion, respectively, or 8.81% and 8.49% of total assets, respectively. In addition, through subsidiary trusts, we had outstanding at December 31, 2002 $295.1 million of capital securities as follows:

	Issuance		Stated	Maturity
Name	Date	Amount	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,556	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,056

      The capital securities qualify as Tier 1 capital for regulatory purposes. A total of $333.5 million of capital trust securities were originally issued, of which $38.4 million had been repurchased by us as of December 31, 2002.

      The changes in shareholders’ equity included net income for the year ended December 31, 2002 of $298.6 million and a $77.3 million net unrealized gain on securities available for sale, which were partially offset by $154.1 million of stock repurchases (6,350,100 shares) and $85.9 million in dividends to shareholders. In addition, we issued shares of our common stock with an aggregate value of $102.9 million in connection with acquisitions in 2002.

      In February 2002, our board authorized 8 million shares to be repurchased in the open market. As of December 31, 2002, a total of 7.3 million shares were available for repurchase under existing Board authorizations.

      Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios. We manage various capital ratios to exceed “well capitalized” capital levels in accordance with capital guidelines approved by our board of directors. Our Tier 1 Capital, as defined by the Federal Reserve Board, was $1.6 billion or 7.13% of average assets at December 31, 2002, compared to $1.4 billion or 7.14% of average assets at December 31, 2001. We also are required to maintain capital ratios based on the level of our assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 15 to the Consolidated Financial Statements.

      The Bank is also subject to federal regulatory capital requirements. At December 31, 2002, the Bank was deemed to be “well capitalized” under the regulations of the Office of the Comptroller of Currency of the United States and in compliance with applicable capital requirements. See Note 15 to the Consolidated Financial Statements.

Critical Accounting Policies

      We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.

Allowance for Loan and Lease Losses

      We maintain an allowance for loan and lease losses at a level, which we believe, is sufficient to cover potential charge-offs on loans and leases deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors. The primary means of adjusting the level of this allowance is through provisions for loan and lease losses, which are established and charged to income on a quarterly basis. Although we use available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan and lease portfolio are susceptible to change as a result of changes in the factors noted above. Any such increases would adversely affect our results of operations. At December 31, 2002, our allowance for loan and lease losses amounted to $208.3 million, and during 2002, 2001 and 2000 our provisions for loan and lease losses amounted to $44.3, $41.9 and $23.8 million, respectively. See also “Credit Risk Management” below.

      For the commercial business loans and leases and the commercial real estate loans portfolios, we evaluate specific loan status reports on certain loans rated “substandard” or worse in excess of a specified dollar amount. On an ongoing basis, an independent loan review function reviews classified loans to ensure the accuracy of the loan classifications. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. In addition, the appraisal function reviews the reasonableness of the third party appraisals. Provisions for losses on the remaining commercial loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time, transition matrix and qualitative adjustments.

      For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.

      Accounting for Acquisitions and Review of Goodwill and Other Intangible Assets

      In connection with acquisitions of other companies, we generally record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles, non-compete agreements and customer lists. Due to a change in an accounting standard, since January 1, 2002 we are no longer required to amortize the amount of our goodwill through a charge to expense over the period of its expected life, and instead regularly evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the reporting unit level, and there is goodwill recorded in the following reporting units: Community Banking, Insurance Brokerage and Investment Management. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any changes in the estimates which we use to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives would adversely affect our results of operations. At December 31, 2002, our goodwill and identifiable intangible assets amounted to $660.7 and $34.5 million, respectively, and during 2002, 2001 and 2000 our amortization expense amounted to $6.5 million, $22.1 million and $21.0 million, respectively (which reflects our cessation of the amortization of goodwill).

     Accounting for Pension Plans

      We use a December 31 measurement date to determine our pension expense and related financial disclosure information. In accordance with SFAS No. 87, we set the discount rate for our retirement plans by reference to investment grade bond yields. We use Moody’s published AA yield for long-term corporate bonds for the month of December as an index, and our discount rate is set within 25 basis points of the index. Moody’s AA yield dropped from 7.19% for December 2001 to 6.63% for December 2002. Similarly, we evaluate the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the Plan’s asset allocation and other factors. As a consequence of our most recent annual review, we reduced the discount rate for all of our employee benefit plans from 7.25% as of December 31, 2001 to 6.75% as of December 31, 2002 and reduced our expected rate of return on our pension plan assets from 9.0% for 2002 to 8.5% for 2003. Pension expense is very sensitive to changes in the discount rate and the expected return on assets. For example, a change in the discount rate by 0.25% (while holding other assumptions constant) would result in a $1.0 million change in our annual pension expense, and a change in the expected rate of return by 0.25% (while holding other assumptions constant) would result in a $.4 million change in our annual pension expense.

      As with the computations on pension expense, cash contribution requirements to the pension plan are sensitive to changes in the assumed discount rate and the assumed rate of return on plan assets. We have traditionally contributed the maximum tax-deductible amount to the pension plan each year, and we do not anticipate that any increases in contribution requirements generated by recent poor stock market performance will have a material impact on future cash flows.

      Unrecognized actuarial losses (which occur when investment returns are less than expected) amounted to $25 and $18 million in 2002 and 2001, respectively, and will continue to be amortized into pension expense in future periods. For a discussion of pension expense in recent periods and a projected increase in pension expense in 2003 as a result of these changes in our pension plan estimates, see “Results of Operations — Comparison of 2002 and 2001 — Noninterest Expense.”

Impact of New Accounting Standards

      In January 2003,the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created or obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We do not expect that the provisions of this Interpretation will have a material impact on our financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock-based employee compensation, including stock options. In addition, the Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ended after December 15, 2002 and the disclosures to be provided in interim financial reports will be required for interim periods beginning after December 15,

2002. We currently use the intrinsic method of accounting for stock options and have not yet determined if we will change from the intrinsic value method to the fair value method of accounting for employee stock options. For additional information regarding our accounting for stock compensation, including a tabular presentation of the effects on our net income and earnings per share had we utilized the fair value method of accounting for stock options and other stock compensation, see “Stock Compensation Plans” in Note 1 to the Consolidated Financial Statements under Item 8.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the recording at fair value the issuance of guarantees which would include the issuance of standby letters of credit. The disclosure provisions of this Interpretation were implemented by us as of December 31, 2002 and the initial recognition and measurement provisions will be implemented beginning January 1, 2003. Adoption of the Interpretation is not expected to materially affect our financial condition, results of operations, earnings per share or cash flows. See also Note 19 to the Consolidated Financial Statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this standard is not expected to materially affect our financial condition, results of operations, earnings per share or cash flows.

      In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We will adopt SFAS 145 in 2003. Upon adoption, we must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. In the fourth quarter of 2001, under the provisions of SFAS No. 4, we recorded an extraordinary item from the early extinguishment of debt of $3.9 million after-tax, or $.03 per diluted share. Upon adoption of SFAS No. 145, this will no longer qualify for extraordinary treatment and must be reclassified and included with noninterest expense.

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

Forward Looking Statements

      Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of federal securities laws. See “Forward Looking Statements” at the beginning of this report.

FINANCIAL TABLES

Table 1 — Three-Year Average Balance Sheets

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

Table 1 — Three-Year Average Balance Sheets

	Year Ended December 31,

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Loans and leases (1)
Residential real estate mortgages	$2,635,952	$177,837	6.75%	$2,290,968	$169,962	7.42%	$2,325,791	$174,450	7.50%
Commercial real estate mortgages	4,293,816	298,412	6.95%	3,216,865	265,280	8.25%	2,863,464	255,447	8.92%
Commercial loans and leases	2,665,973	158,260	5.94%	2,342,009	180,705	7.72%	2,136,255	195,003	9.13%
Consumer loans and leases	3,641,062	250,971	6.89%	3,396,165	280,180	8.25%	3,159,779	273,547	8.66%

Total loans and leases	13,236,803	885,480	6.69%	11,246,007	896,127	7.97%	10,485,289	898,447	8.57%
Investment securities	6,403,807	353,576	5.52%	5,924,001	372,788	6.29%	6,405,415	434,225	6.78%
Federal funds sold and other short-term investments	60,257	1,064	1.77%	34,620	1,168	3.37%	63,901	3,677	5.75%

Total earning assets	19,700,867	1,240,120	6.30%	17,204,628	1,270,083	7.38%	16,954,605	1,336,349	7.88%

Noninterest earning assets	1,759,852			1,341,081			1,388,621

Total assets	$21,460,719			$18,545,709			$18,343,226

Interest-bearing deposits:
Regular savings	$1,743,501	15,444	0.89%	$1,439,551	18,921	1.31%	$1,498,197	29,750	1.99%
Now and money market accounts	5,463,179	79,384	1.45%	4,257,428	109,998	2.58%	3,811,128	128,911	3.38%
Certificates of deposit	4,693,518	149,028	3.18%	4,512,284	226,437	5.02%	4,521,217	244,985	5.42%
Brokered deposits	43,311	792	1.83%	151,980	8,618	5.67%	118,791	7,604	6.40%

Total interest-bearing deposits	11,943,509	244,648	2.05%	10,361,243	363,974	3.51%	9,949,333	411,250	4.13%
Borrowed funds	4,870,795	193,952	3.98%	4,406,017	219,925	4.99%	5,104,043	315,487	6.18%

Total interest-bearing liabilities	16,814,304	438,600	2.61%	14,767,260	583,899	3.95%	15,053,376	726,737	4.83%

Non-interest bearing deposits	2,623,135			2,168,387			1,942,148
Other liabilities	185,216			160,709			125,324
Shareholders’ equity	1,838,064			1,449,353			1,222,378

Total liabilities and shareholders’ equity	$21,460,719			$18,545,709			$18,343,226

Net earning assets	$2,886,563			$2,437,368			$1,901,229

Net interest income (fully-taxable equivalent)		801,520			686,184			609,612
Less: fully-taxable equivalent adjustments		(5,003)			(6,294)			(6,062)

Net interest income		$796,517			$679,890			$603,550

Net interest rate spread (fully-taxable equivalent)			3.69%			3.43%			3.05%
Net interest margin (fully-taxable equivalent)			4.07%			3.99%			3.60%

(1)	Loans and leases include portfolio loans and leases, loans held for sale and nonperforming loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

Table 2 — Changes in Net Interest Income

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

	Year Ended December 31, 2002 vs. 2001				Year Ended December 31, 2001 vs. 2000
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate and	Total			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change	Volume (1)	Rate	Volume (2)	Change

	(Dollars in thousands)
Interest income:
Loans and leases	$158,666	$(143,949)	$(25,364)	$(10,647)	$65,194	$(62,912)	$(4,602)	$(2,320)
Investment securities	30,180	(45,615)	(3,777)	(19,212)	(32,640)	(31,387)	2,590	(61,437)
Federal funds sold and other short-term investments	864	(554)	(414)	(104)	(1,684)	(1,521)	696	(2,509)

Total interest income	189,710	(190,118)	(29,555)	(29,963)	30,870	(95,820)	(1,316)	(66,266)

Interest expense:
Interest-bearing deposits
Regular savings	3,982	(6,046)	(1,413)	(3,477)	(1,167)	(10,188)	526	(10,829)
NOW and money market accounts	31,108	(48,109)	(13,613)	(30,614)	15,085	(30,489)	(3,509)	(18,913)
Certificates of deposit	9,098	(83,026)	(3,481)	(77,409)	(484)	(18,085)	21	(18,548)
Brokered deposits	(6,162)	(5,836)	4,172	(7,826)	2,124	(867)	(243)	1,014

Total interest-bearing deposits	38,026	(143,017)	(14,335)	(119,326)	15,558	(59,629)	(3,205)	(47,276)
Borrowed funds	23,192	(44,501)	(4,664)	(25,973)	(43,138)	(60,738)	8,314	(95,562)

Total interest expense	61,218	(187,518)	(18,999)	(145,299)	(27,580)	(120,367)	5,109	(142,838)

Net interest income (fully taxable equivalent)	$128,492	$(2,600)	$(10,556)	$115,336	$58,450	$24,547	$(6,425)	$76,572

(1)	Volume increases include the effects of the acquisitions of Andover Bancorp, Inc. and MetroWest Bank on October 31, 2001, Ipswich Bancshares, Inc. on July 26, 2002 and Bancorp Connecticut, Inc. on August 31, 2002.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 — Mortgage Banking Services Income

      The following table sets forth certain information relating to our mortgage banking activities at the dates and for the period indicated.

	At or For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Residential mortgages serviced for investors	$701,274	$964,027	$1,618,610

Residential mortgage sales income	$11,404	$9,122	$2,811
Residential mortgage servicing income, net	(15)	1,364	8,414
Change in impairment reserve for mortgage servicing rights	—	—	2,895
Valuation adjustment of mortgage servicing rights	(2,850)	(62)	(197)
Gain on sale of mortgage servicing rights	—	706	8,040

Mortgage banking services income	$8,539	$11,130	$21,963

Table 4 — Other Noninterest Expenses

      The following table sets for other noninterest expenses for the periods indicated.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Telephone	$13,396	$11,574	$13,261
Office supplies	10,736	9,106	9,877
Postage and freight	9,707	9,366	9,365
Miscellaneous loan costs	4,290	7,380	6,893
Deposits and other assessments	3,541	3,460	4,118
Collection and carrying costs of non-performing assets	2,713	3,511	1,140
Other	44,975	42,840	42,977

Total	$89,358	$87,237	$87,631

Table 5 — Securities Available for Sale and Held to Maturity

      The following table sets forth our investment securities at the dates indicated.

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Securities available for sale:
U.S. Government and federal agencies	$1,539,447	$531,256	$544,392
Tax-exempt bonds and notes	95,332	112,845	83,133
Other bonds and notes	356,551	560,090	426,199
Mortgage-backed securities	3,659,334	3,577,405	3,591,923
Collateralized mortgage obligations	581,357	681,366	575,091

Total debt securities	6,232,021	5,462,962	5,220,738

Federal Home Loan Bank stock	275,768	264,943	242,632
Federal Reserve Bank stock	35,250	23,159	13,312
Other equity securities	7,177	4,183	1,488

Total equity securities	318,195	292,285	257,432

Net unrealized gain (loss)	181,251	61,991	(53,059)

Fair value of securities available for sale	$6,731,467	$5,817,238	$5,425,111

Securities held to maturity:
Collateralized mortgage obligations	$216,409	$339,623	$455,547

Amortized cost of securities held to maturity	$216,409	$339,623	$455,547

Fair value of securities held to maturity	$221,571	$340,737	$457,110

Excess of fair value over recorded value	$5,162	$1,114	$1,563

Fair value as a % of amortized cost	102.4%	100.3%	100.3%

Table 6 — Maturities of Securities

      The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of our debt securities at December 31, 2002. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Maturing in

	Less Than 1				More than 5		More than 10
	Year		1 to 5 Years		to 10 Years		Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Available for Sale:
U.S. Government and federal agencies	$62,581	2.71%	$1,202,902	3.72%	$273,964	4.33%	$—	—	$1,539,447	3.78%
Tax-exempt bonds and notes	72,111	3.10%	8,031	4.47%	5,204	4.56%	9,986	5.51%	95,332	3.55%
Other bonds and notes	9,710	5.35%	136,351	5.46%	28,104	6.87%	182,386	6.18%	356,551	5.94%
Mortgage-backed securities	4,348	4.88%	20,514	5.62%	1,007,355	5.50%	2,627,117	5.68%	3,659,334	5.63%
Collateralized mortgage obligations	3,951	6.64%	802	7.54%	236,445	5.02%	340,159	5.81%	581,357	5.50%

Total	$152,701	3.23%	$1,368,600	3.93%	$1,551,072	5.24%	$3,159,648	5.72%	$6,232,021	5.15%

Held to Maturity:
Collateralized mortgage obligations	—	—	—	—	—	—	$221,571	7.09%	$221,571	7.09%

Table 7 — Composition of Loan and Lease Portfolio

      The following table sets forth the composition of our loan and lease portfolio at the dates indicated.

	December 31,

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Residential real estate loans	$2,382,197	16.95%	$2,627,125	20.66%	$2,248,714	20.73%	$2,270,417	23.04%	$3,088,864	31.13%
Commercial real estate loans:
Permanent first mortgage loans	4,151,674	29.54%	3,509,311	27.60%	2,663,775	24.56%	2,493,492	25.30%	2,078,725	20.94%
Construction and development loans	640,375	4.55%	584,728	4.60%	291,388	2.69%	202,825	2.06%	204,372	2.06%

Total	4,792,049	34.09%	4,094,039	32.20%	2,955,163	27.25%	2,696,317	27.36%	2,283,097	23.00%

Commercial business loans and leases	2,968,474	21.12%	2,462,653	19.37%	2,308,904	21.29%	1,924,201	19.53%	1,836,412	18.50%
Consumer loans and leases	3,913,288	27.84%	3,531,513	27.77%	3,332,881	30.73%	2,963,721	30.07%	2,716,764	27.37%

Total loans receivable	$14,056,008	100.00%	$12,715,330	100.00%	$10,845,662	100.00%	$9,854,656	100.00%	$9,925,137	100.00%

Table 8 — Scheduled Contractual Amortization of Certain Loans and Lease at December 31, 2002

      The following table sets forth the scheduled contractual amortization of our construction and development loans and commercial business loans and leases at December 31, 2002, as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Real Estate
	Construction	Commercial
	and Development	Business Loans
	Loans	and Leases	Total

	(Dollars in thousands)
Amounts due:
Within one year	$187,304	$1,490,205	$1,677,509
After one year through five years	281,424	1,186,866	1,468,290
Beyond five years	171,647	291,403	463,050

Total	$640,375	$2,968,474	$3,608,849

Interest rate terms on amounts due after one year:
Fixed	$175,724	$674,124	$849,848
Adjustable	277,347	804,145	1,081,492

Table 9 — Commercial Loans by State

      The following table presents commercial loans by geographical area at the dates indicated.

	Commercial Real Estate		Commercial Business		Total Commercial Loans
	December 31,		December 31,		December 31,

	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Massachusetts	$2,174,534	$1,811,387	$982,078	$877,183	$3,156,612	$2,688,570
Maine	868,091	781,191	640,258	533,392	1,508,349	1,314,583
New Hampshire	703,743	634,032	461,079	403,056	1,164,822	1,037,088
Vermont	594,849	562,482	419,291	412,454	1,014,140	974,936
Connecticut	286,658	145,816	265,503	94,460	552,161	240,276
New York	164,174	159,131	200,265	142,108	364,439	301,239

Total	$4,792,049	$4,094,039	$2,968,474	$2,462,653	$7,760,523	$6,556,692

Table 10 — Change in Deposit Balances by Category of Deposit

      The following table presents the changes in the balances of deposits outstanding at the dates indicated.

	December 31,			2002-2001 Change

	2002	2001	2000	Amount	Percent

	(Dollars in thousands)
Demand deposits	$2,974,199	$2,603,339	$2,114,600	$370,860	14.25%
Money market access/ NOW accounts	6,091,429	5,129,626	3,975,318	961,803	18.75%
Savings accounts	1,940,195	1,604,556	1,386,286	335,639	20.92%
Certificates of deposit	4,658,778	4,811,357	4,461,983	(152,579)	(3.17%)
Brokered deposits	—	72,171	169,069	(72,171)	(100.00%)

Total deposits	$15,664,601	$14,221,049	$12,107,256	$1,443,552	10.15%

Table 11 — Maturity of Certificates of Deposits of $100,000 or more at December 31, 2002

      The following table sets forth the scheduled maturity of certificates of deposit of $100,000 or more at December 31, 2002.

	December 31, 2002

	Balance	Percent

	(Dollars in thousands)
3 months or less	$328,467	30%
Over 3 to 6 months	269,627	25%
Over 6 to 12 months	190,495	17%
More than 12 months	302,142	28%

	$1,090,731	100%

Table 12 — Five-Year Table of Activity in the Allowance for Loan and Lease Losses

      The following table sets forth information concerning the activity in our allowance for loan and lease losses during the periods indicated.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Allowance at the beginning of period	$189,837	$153,550	$155,048	$155,098	$150,615
Additions due to acquisitions	12,794	31,277	—	—	2,200
Charge-offs:
Real estate loans	1,152	2,893	5,394	8,698	10,233
Commercial business loans and leases	24,455	20,899	7,790	5,125	7,718
Consumer loans and leases	26,395	21,860	21,508	22,211	20,459

Total loans charged off	52,002	45,652	34,692	36,034	38,410

Recoveries:
Real estate loans	239	463	2,478	3,153	6,912
Commercial business loans and leases	8,972	4,800	2,334	3,188	4,040
Consumer loans and leases	4,119	3,510	4,563	6,068	5,966

Total loans recovered	13,330	8,773	9,375	12,409	16,918

Net charge-offs	38,672	36,879	25,317	23,625	21,492
Provision for loan and lease losses	44,314	41,889	23,819	23,575	23,775

Allowance at the end of the period	$208,273	$189,837	$153,550	$155,048	$155,098

Average loans and leases outstanding (excluding loans held for sale)	$13,182,785	$11,173,723	$10,449,753	$9,616,914	$10,183,379

Ratio of net charge-offs to average loans and leases outstanding	0.29%	0.33%	0.24%	0.25%	0.21%
Ratio of allowance to total portfolio loans and leases at end of period	1.48%	1.49%	1.42%	1.57%	1.56%
Ratio of allowance to nonperforming loans and leases at end of period	319.17%	252.29%	249.13%	266.74%	206.71%

Table 13 —	Allocation of the Allowance for Loan and Lease Losses — Five Year Schedule

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

	December 31,

	2002		2001		2000		1999		1998

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Real estate loans	$108,094	51.04%	$103,271	52.86%	$81,026	47.98%	$79,147	50.40%	$77,516	54.13%
Commercial business loans and leases	63,940	21.12%	58,090	19.37%	50,486	21.29%	49,316	19.53%	46,753	18.50%
Consumer loans and leases	36,239	27.84%	28,476	27.77%	22,038	30.73%	26,585	30.07%	30,829	27.37%

	$208,273	100.00%	$189,837	100.00%	$153,550	100.00%	$155,048	100.00%	$155,098	100.00%

Table 14 —	Net Charge-offs as a Percent of Average Loans and Leases Outstanding

      The following table presents net charge-offs for the periods indicated.

	Net Charge-offs to Average
	Loans and Leases Outstanding

	2002	2001	2000

Residential real estate mortgages	-0.01%	0.02%	0.08%
Commercial real estate mortgages	0.03%	0.06%	0.04%
Commercial business loans and leases	0.58%	0.69%	0.26%
Consumer loans and leases	0.61%	0.54%	0.54%
Total	0.29%	0.33%	0.24%

Table 15 — Five-Year Schedule of Nonperforming Assets

      The following table sets for information regarding our nonperforming assets at the dates indicated.

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccrual loans Residential real estate loans	$5,719	$8,311	$9,894	$17,283	$15,503
Commercial real estate loans	17,649	17,124	12,155	16,754	22,481
Commercial business loans and leases	32,693	40,341	32,583	17,027	18,736
Consumer loans and leases	9,194	9,470	6,329	5,951	11,455

Total nonaccrual loans	65,255	75,246	60,961	57,015	68,175
Troubled debt restructurings	—	—	673	1,112	6,857

Total nonperforming loans	65,255	75,246	61,634	58,127	75,032

Other nonperforming assets:
Other real estate owned, net of related reserves	100	1,861	4,074	8,154	10,354
Repossessions, net of related reserves	3,536	2,016	1,424	2,911	3,635
Securities available for sale	—	2,104	—	—	—

Total	3,636	5,981	5,498	11,065	13,989

Total nonperforming assets	$68,891	$81,227	$67,132	$69,192	$89,021

Accruing loans 90 days or more overdue	$3,449	$6,227	$5,973	$12,131	$24,450

Total nonperforming loans as a percentage of total loans	0.46%	0.59%	0.57%	0.59%	0.76%
Total nonperforming assets as a percentage of total assets	0.29%	0.39%	0.37%	0.37%	0.54%
Total nonperforming assets as a percentage of total loans and other nonperforming assets	0.49%	0.64%	0.62%	0.70%	0.90%

Table 16 — Business Segment Reporting

      The following table presents selected operating data for our business segments for the year ended December 31, 2002.

	Community	Insurance	Investment	Investment
	Banking	Brokerage	Planning	Management	Total

	(Dollars in thousands)
Net interest income (expense)	$796,859	($341)	($12)	$11	$796,517
Provision for loan and lease losses	44,314	—	—	—	44,314

Net interest income (expense) after provision for loan and lease losses	752,545	(341)	(12)	11	752,203

Noninterest income	184,802	44,840	11,571	33,295	274,508

Salaries and benefits	260,948	27,285	8,021	15,131	311,385
Occupancy and equipment	87,727	3,587	494	1,547	93,355
Data processing/affiliate charges	35,039	635	742	4,286	40,702
Advertising and marketing	16,436	287	200	316	17,239
Special charges	14,691	—	—	—	14,691
Other	87,158	4,861	917	2,592	95,528

Total non-interest expense	501,999	36,655	10,374	23,872	572,900

Income before taxes and amortization of intangibles	435,348	7,844	1,185	9,434	453,811
Amortization of intangibles	6,360	132	—	—	6,492

Pre-tax income	$428,988	$7,712	$1,185	$9,434	$447,319

Table 17 — Fourth Quarter Summary

      The following table presents operating results for the quarter ended December 31, 2002 and 2001.

	Three Months Ended December 31,

	2002	2001

	(Dollars in thousands,
	except per share data)
Condensed Income Statement
Net interest income	$199,563	$188,458
Provision for loan and lease losses	10,829	13,378

Net interest income after loan and lease loss provision	188,734	175,080
Noninterest income (excluding securities transactions)	77,736	63,560
Net securities gains	6,705	39
Noninterest expenses (excluding special charges)	154,868	136,016
Special charges (1)	3,258	2,007

Income before income taxes	115,049	100,656
Income tax expense	37,911	35,152

Net income before extraordinary item	77,138	65,504
Extraordinary item-early extinguishment of debt, net of tax	—	3,897

Net income	$77,138	$61,607

Per Common Share
Basic earnings per share:
Net income before extraordinary item	$0.52	$0.45
Extraordinary item-early extinguishment of debt, net of tax	—	(0.03)

	$0.52	$0.42

Diluted earnings per share:
Net income before extraordinary item	$0.52	$0.45
Extraordinary item-early extinguishment of debt, net of tax	—	(0.03)

	$0.52	$0.42

Financial Ratios
Return on average assets (2)	1.35%	1.23%
Return on average equity (2)	15.75%	14.45%
Net interest margin (fully-taxable equivalent) (2)	3.86%	4.13%
Noninterest income as a percent of total income	29.73%	25.23%
Efficiency ratio (3)	55.68%	54.76%

(1)	Special charges consist of merger charges, charter consolidation costs, asset write-downs and branch closing costs where applicable.

(2)	Annualized.

(3)	Represents noninterest expenses as a percentage of net interest income and noninterest income.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Asset Liability Management” in Item 7 hereof is incorporated herein by reference.

Item 8.	Consolidated Financial Statements and Notes to Consolidated Financial Statements December 31, 2002 and 2001

BANKNORTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except number
	of shares and per share data)
Assets
Cash and due from banks	$690,250	$650,588
Federal funds sold and other short-term investments	79,753	270,623
Securities available for sale, at market value	6,731,467	5,817,238
Securities held to maturity, market value $221,571 in 2002 and $340,737 in 2001	216,409	339,623
Loans held for sale, market value $135,799 in 2002 and $117,674 in 2001	128,622	117,674
Loans and leases	14,056,008	12,715,330
Less: Allowance for loan and lease losses	208,273	189,837

Net loans and leases	13,847,735	12,525,493

Premises and equipment	271,677	237,440
Goodwill	660,684	409,340
Identifiable intangible assets	34,474	57,293
Mortgage servicing rights	3,598	8,484
Bank owned life insurance	380,405	321,113
Other assets	373,867	321,677

Total assets	$23,418,941	$21,076,586

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$1,940,195	$1,604,556
Money market access and NOW accounts	6,091,429	5,129,626
Certificates of deposit (including certificates of $100 or more of $1,090,731 in 2002 and $1,133,699 in 2001)	4,658,778	4,811,357
Brokered deposits	—	72,171
Noninterest-bearing deposits	2,974,199	2,603,339

Total deposits	15,664,601	14,221,049
Short term borrowings	1,276,467	1,091,219
Long term debt	3,861,058	3,417,413
Company obligated, mandatorily redeemable securities of subsidiary trusts holding solely parent junior subordinated debentures	295,056	93,756
Other liabilities	258,274	464,034

Total liabilities	21,355,456	19,287,471

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01; 400,000,000 and 200,000,000 shares authorized, 168,892,284 issued in 2002 and 165,123,674 issued in 2001	1,689	1,651
Paid-in capital	1,059,778	958,764
Retained earnings	1,269,422	1,056,678
Unearned compensation	—	(1,017)
Treasury stock at cost (18,313,517 shares in 2002 and 13,903,074 shares in 2001)	(382,350)	(267,529)
Accumulated other comprehensive income	114,946	40,568

Total shareholders’ equity	2,063,485	1,789,115

Total liabilities and shareholders’ equity	$23,418,941	$21,076,586

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans and leases	$882,190	$892,197	$894,449
Interest and dividends on securities	352,927	371,592	435,838

Total interest and dividend income	1,235,117	1,263,789	1,330,287

Interest expense:
Interest on deposits	244,648	363,974	411,250
Interest on borrowed funds	193,952	219,925	315,487

Total interest expense	438,600	583,899	726,737

Net interest income	796,517	679,890	603,550
Provision for loan and lease losses	44,314	41,889	23,819

Net interest income after provision for loan and lease losses	752,203	638,001	579,731

Noninterest income:
Deposit services	82,139	72,634	67,053
Insurance brokerage commissions	44,439	39,360	25,748
Merchant and electronic banking income, net	38,081	32,411	29,318
Trust and investment management services	32,453	34,060	35,436
Loan fee income	21,893	14,501	8,316
Bank-owned life insurance	20,002	18,392	17,701
Investment planning services	11,572	8,286	6,998
Mortgage banking services	8,539	11,130	21,963
Net securities gains (losses)	7,282	1,329	(15,456)
Other noninterest income	8,108	8,402	14,111

	274,508	240,505	211,188

Noninterest expenses:
Salaries and employee benefits	311,385	261,317	230,184
Data processing	40,702	38,670	37,607
Occupancy	52,422	45,921	39,198
Equipment	40,933	34,572	31,740
Advertising and marketing	17,239	11,907	12,009
Amortization of goodwill	—	11,061	10,466
Amortization of identifiable intangible assets	6,492	11,023	10,550
Special charges	14,691	7,614	43,007
Write-off of branch automation project	6,170	—	—
Other noninterest expenses	89,358	87,237	87,631

	579,392	509,322	502,392

Income before income tax expense	447,319	369,184	288,527
Applicable income tax expense	148,681	126,202	96,793

Net income before extraordinary item and cumulative effect of change in accounting principle	298,638	242,982	191,734
Extraordinary item — early extinguishment of debt, net of tax	—	(3,897)	—
Cumulative effect of change in accounting principle, net of tax	—	(290)	—

Net income	$298,638	$238,795	$191,734

Basic earnings per share:
Net income before extraordinary item and cumulative effect of accounting change	$2.01	$1.73	$1.33
Extraordinary item, net of tax	—	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net income	$2.01	$1.70	$1.33

Diluted earnings per share:
Net income before extraordinary item and cumulative effect of accounting change	$1.99	$1.71	$1.32
Extraordinary item, net of tax	—	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net income	$1.99	$1.68	$1.32

Weighted average shares outstanding:
Basic	148,213	140,473	144,270
Diluted	149,829	141,802	145,194

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Unearned		Accumulated Other
	Par	Paid-in	Retained	Compen-	Treasury	Comprehensive
	Value	Capital	Earnings	sation	Stock	Income (Loss)	Total

	(In thousands)
Balances at December 31, 1999	$1,496	$617,523	$787,238	$(2,751)	$(85,838)	$(125,394)	$1,192,274
Net income	—	—	191,734	—	—	—	191,734
Unrealized gains on securities, net of reclassification adjustment and taxes	—	—	—	—	—	90,657	90,657
Minimum pension liability, net of tax	—	—	—	—	—	250	250

Comprehensive income							282,641

Cancellation of treasury shares at acquisition	(1)	(2,206)	—	—	2,207	—	—
Treasury stock issued for employee benefit plans	—	—	(10,790)	—	30,486	—	19,696
Treasury stock purchased	—	—	—	—	(96,585)	—	(96,585)
Issuance and distribution of restricted stock	—	(119)	(195)	—	484	—	170
Amortization of employee restricted stock	—	(390)	—	992	—	—	602
Common stock issued for acquisitions	1	1,324	—	—	—	—	1,325
Decrease in unearned compensation — ESOP	—	1,122	—	405	—	—	1,527
Payment of fractional shares	—	(20)	—	—	—	—	(20)
Cash dividends paid	—	—	(70,773)	—	—	—	(70,773)

Balances at December 31, 2000	1,496	617,234	897,214	(1,354)	(149,246)	(34,487)	1,330,857
Net income	—	—	238,795	—	—	—	238,795
Unrealized gains on securities, net of reclassification adjustment and taxes	—	—	—	—	—	74,781	74,781
Unrealized gains on cash flow hedges, net of reclassification adjustment and taxes	—	—	—	—	—	274	274

Comprehensive income							313,850

Premium on repurchase of trust preferred securities	—	(71)	—	—	—	—	(71)
Treasury stock issued for employee benefit plans	—	297	(6,811)	—	32,662	—	26,148
Treasury stock purchased	—	—	—	—	(151,546)	—	(151,546)
Issuance and distribution of restricted stock	—	(161)	(243)	—	601	—	197
Common stock issued for acquisitions	155	339,804	—	—	—	—	339,959
Decrease in unearned compensation — ESOP	—	1,668	—	337	—	—	2,005
Payment of fractional shares	—	(7)	—	—	—	—	(7)
Cash dividends	—	—	(72,277)	—	—	—	(72,277)

Balances at December 31, 2001	1,651	958,764	1,056,678	(1,017)	(267,529)	40,568	1,789,115
Net income	—	—	298,638	—	—	—	298,638
Unrealized gains on securities, net of reclassification adjustment net of tax	—	—	—	—	—	77,257	77,257
Unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	(2,054)	(2,054)
Minimum pension liability, net of tax	—	—	—	—	—	(825)	(825)

Comprehensive income							373,016

Treasury stock issued for employee benefit plans	—	(6,989)	—	—	37,395	—	30,406
Treasury stock purchased	—	—	—	—	(154,054)	—	(154,054)
Issuance and distribution of restricted stock	—	(963)	—	—	1,838	—	875
Common stock issued for acquisitions	38	102,829	—	—	—	—	102,867
Decrease in unearned compensation — ESOP	—	6,137	—	1,017	—	—	7,154
Cash dividends	—	—	(85,894)	—	—	—	(85,894)

Balances at December 31, 2002	$1,689	$1,059,778	$1,269,422	$—	$(382,350)	$114,946	$2,063,485

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$298,638	$238,795	$191,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	44,314	41,889	23,819
Depreciation and amortization	61,322	50,036	32,730
Write-off of branch automation project	6,170	—	—
Amortization of goodwill and other intangibles	6,492	22,084	21,016
Net decrease (increase) in deferred tax assets	12,522	6,940	(3,445)
ESOP and restricted stock expense	7,154	2,005	1,527
Issuance and amortization of restricted stock units	875	197	772
Net (gains) losses realized from sales of securities and loans	(9,456)	(1,325)	10,726
Net (gains) losses realized from sales of loans held for sale (a component of mortgage banking services)	(12,577)	(11,066)	915
Earnings from bank owned life insurance	(20,002)	(18,392)	(17,701)
Net decrease (increase) in mortgage servicing rights	5,487	23,451	29,499
Proceeds from sales of loans held for sale	863,560	911,347	308,191
Residential loans originated and purchased for sale	(865,068)	(966,824)	(277,919)
Net decrease (increase) in interest and dividends receivable and other assets	(71,742)	21,924	(26,003)
Net increase (decrease) in other liabilities	63,619	(22,278)	(10,396)

Net cash provided by operating activities	391,308	298,783	285,465

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,001,605	717,514	278,984
Proceeds from maturities and principal repayments of securities available for sale	2,263,728	1,779,234	958,835
Purchases of securities available for sale	(4,110,201)	(1,905,296)	(231,383)
Proceeds from maturities and principal repayments of securities held to maturity	123,214	115,924	98,510
Net (increase) decrease in loans and leases	(545,822)	(22,466)	(1,045,822)
Proceeds from sales of loans	104,366	39,303	34,234
Net additions to premises and equipment	(65,562)	(41,759)	(32,235)
Purchase of bank owned life insurance	(40,000)	—	—
Proceeds from policy coverage on bank owned life insurance	—	3,690	1,213
Payment for acquisitions, net of cash acquired	(12,074)	14,877	(22,274)

Net cash provided (used) by investing activities	(1,280,746)	701,021	40,062

Cash flows from financing activities:
Net increase (decrease) in deposits	375,074	113,271	396,755
Net increase (decrease) in securities sold under repurchase agreements	729,645	583,929	(316,195)
Proceeds from Federal Home Loan Bank borrowings	10,092	5,737,151	12,799,452
Payments on Federal Home Loan Bank borrowings	(325,849)	(6,921,371)	(13,449,029)
Net increase (decrease) in other borrowings	(37,340)	(29,772)	6,441
Issuance of subordinated long-term debt	—	197,982	—
Proceeds from issuance (repurchase) of securities of subsidiary trusts	193,150	(5,090)	—
Treasury stock issued for employee benefit plans	30,406	26,141	21,001
Purchase of treasury stock	(154,054)	(151,546)	(96,585)
Cash dividends paid to shareholders	(85,894)	(72,277)	(70,773)

Net cash (used) provided by financing activities	735,230	(521,582)	(708,933)

(Decrease) increase in cash and cash equivalents	(154,208)	478,222	(383,406)
Cash and cash equivalents at beginning of period	871,211	392,989	776,395

Cash and cash equivalents at end of period	$717,003	$871,211	$392,989

In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$1,693,715	$3,025,847	$13,534
Less liabilities assumed	1,355,197	2,521,054	12,263

      For the years ended December 31, 2002, 2001 and 2000, interest of $434,685, $596,315 and $712,843 and income taxes of $104,810, $121,592 and $92,970 were paid, respectively. During 2000 $3,094 of investment securities were transferred to securities available for sale.

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts expressed in thousands, except per share data)

1.     Summary of Significant Accounting Policies

      The accounting and reporting policies of Banknorth Group, Inc. (“Banknorth”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Banknorth’s principal business activities are retail and commercial banking as well as trust and investment management, investment planning and insurance brokerage services, and are conducted through the Banknorth’s direct and indirect subsidiaries located in Maine, New Hampshire, Massachusetts, Connecticut, Vermont and New York. Banknorth and its subsidiaries are subject to regulation of, and periodic examination by, the Office of the Comptroller of Currency and the Federal Reserve Board and the Superintendent of the Maine Bureau of Financial Regulations, among other agencies. The following is a description of the more significant accounting policies.

     Financial Statement Presentation

      The Consolidated Financial Statements include the accounts of Banknorth and its subsidiaries. Banknorth’s principal operating subsidiary is Banknorth, NA (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

      Assets held in a fiduciary capacity are not assets of Banknorth and, accordingly, are not included in the Consolidated Balance Sheets.

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, accounting for acquisitions and review of goodwill and intangible assets, and accounting for pension plans.

     Cash and Cash Equivalents

      Banknorth is required to comply with various laws and regulations of the Federal Reserve Board which require that Banknorth maintain certain amounts of cash on deposit and is restricted from investing those amounts.

      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with maturities less than 90 days minus federal funds purchased. Generally, federal funds are sold or purchased for one-day periods.

     Securities

      Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at amortized cost.

      Investments not classified as “held to maturity” are classified as “available for sale.” Securities available for sale consist of debt and equity securities that are available for sale in order to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at market value. Changes in market value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity and comprehensive income. When a decline in market value of a security is considered other than temporary, generally six months or longer, the cost basis of the individual security is

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written down to market value as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income as a writedown. Banknorth does not have a trading portfolio.

      Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the interest method. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method.

     Loans and Leases

      Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan costs or fees. Residential real estate loans are generally placed on nonaccrual when reaching 120 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Loans are considered impaired when it is probable that Banknorth will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

      Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield using methods that approximate the level yield method over the estimated lives of the related loans.

      Consumer lease financing loans are carried at the amount of minimum lease payments plus residual values, less unearned income which is amortized into interest income using the interest method.

     Allowance for Loan and Lease Losses

      The allowance for loan and lease losses is maintained at a level determined to be adequate by management and approved by the Board Risk Committee to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and reduced by charge-offs on loans and leases.

      Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors.

      For the commercial business loan and lease and the commercial real estate loan portfolios, we evaluate specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time, transition matrix and qualitative adjustments.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.

      Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary because estimates are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Banknorth’s allowance for loan and lease losses. Such agencies may require Banknorth to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

     Bank Owned Life Insurance

      Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash value is included in assets. Banknorth reviews the financial strength of the insurance carrier prior to the purchase of BOLI and annually thereafter, and BOLI with any individual carrier is limited to 10% of capital plus reserves.

     Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of related assets; generally 25 to 40 years for premises and 3 to 7 years for equipment.

      Costs of software developed for internal use, such as those related to software licenses, programming, testing, configuration and integration, are capitalized and included in premises and equipment. Included in the capitalized costs are those costs related to both Company personnel and third party consultants involved in the development and installation. Once placed in service, the capitalized asset is amortized on a straight-line basis over its estimated useful life, generally five to seven years. Capitalized costs of software developed for internal use are reviewed on an ongoing basis for compliance with accounting standards. In addition, management periodically reviews capitalized costs for impairment. Significant judgment is exercised in these impairment reviews including the periodic evaluation of the cost/benefit analyses of software projects under development and the determination of the remaining useful life of completed software projects.

     Goodwill and Identifiable Intangible Assets

      Banknorth’s acquisition strategy has historically used both the pooling-of-interest and purchase method of accounting for acquisitions. Effective July 1, 2001, the purchase method of accounting is the only acceptable accounting method. For acquisitions accounted for under the purchase method, assets acquired and liabilities assumed must be recorded based on their estimated fair value, which in many instances involves estimates based on third party valuations, discounted cash flows or other valuation techniques. Certain liabilities such as employee severance, facility closings and contract terminations may be accrued as part of the cost of acquisition. Purchase acquisitions typically result in goodwill or other intangible assets which are subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment at least annually using several fair value techniques, including market capitalization, discounted future cash flows and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. Goodwill is evaluated for impairment

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the reporting unit level, and there is goodwill recorded in the following reporting units: Community Banking, Insurance Brokerage and Investment Management.

      Identifiable intangible assets consists of core deposit intangibles, noncompete agreements and customer lists and are amortized over their estimated useful lives on a method that approximates the amount of economic benefits to Banknorth. They are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The useful lives are shown below:

Core deposit intangibles	7 – 10 years
Noncompete agreements	1 – 3 years
Customer lists	1 – 8 years

     Impairment of Long-Lived Assets Other than Goodwill

      Banknorth reviews long-lived assets, including premises and equipment and other intangible assets for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. Banknorth performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

     Mortgage Banking and Loans Held for Sale

      Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and carried at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Forward commitments to sell residential real estate mortgages are contracts that Banknorth enters into for the purpose of reducing the market risk associated with originating loans for sale should interest rates change. Forward commitments to sell are recorded at fair value and are included with loans held for sale. Commitments to originate rate-locked loans are also accounted for at fair value and are classified in loans held for sale.

      Gains and losses on sales of mortgage loans are determined using the specific identification method and recorded as mortgage sales income, a component of mortgage banking services income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Since the fourth quarter of 2000, Banknorth has generally sold residential loans and the related servicing rights on a flow basis.

      Mortgage servicing rights are amortized on a method that approximates the estimated weighted average life of the underlying loans serviced for others. Amortization is recorded as a charge against mortgage service fee income, a component of mortgage banking services income. Banknorth’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. In evaluating the realizability of the carrying values of mortgage servicing rights, Banknorth obtains third party valuations based on loan level data including note rate, type and term on the underlying loans.

      Mortgage servicing fees received from investors for servicing their loan portfolios are recorded as mortgage servicing fee income when received. Loan servicing costs are charged to noninterest expenses when incurred.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Derivative Financial Instruments

      Effective January 1, 2001, Banknorth adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 sets accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Banknorth recognized an after-tax loss of $290 thousand from the cumulative effect of adoption of this accounting standard.

      Starting January 1, 2001, Banknorth recognizes all derivatives on the balance sheet at fair value. On the date the derivative is entered into, Banknorth designates whether the derivative is part of a hedging relationship (cash flow or fair value hedge). Banknorth formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. Banknorth also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.

      From time to time Banknorth may use certain hedging strategies which include the use of derivative financial instruments. The primary objective of Banknorth’s hedging strategies is to reduce net interest rate exposure arising from Banknorth’s asset and liability structure and mortgage banking activities. Banknorth uses forward delivery contracts to reduce interest rate risk on closed residential mortgage loans held for sale and rate-locked loans expected to be closed and held for sale. Banknorth also purchases mortgage-backed security options to modify its forward mortgage commitments. Changes in fair value of the options are included in the calculation of the carrying value of loans held for sale.

      Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the related forecasted transaction affects earnings, generally within 60 to 90 days. Banknorth discontinues hedge accounting when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedge item, because it is unlikely that the forecasted transaction will occur, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

      In 2002, Banknorth began offering commercial customers interest rate swap and cap products to enable these customers to synthetically fix the interest rate on variable interest rate loans. These pay variable, receive fixed interest rate swaps on our books are offset by entering into simultaneous pay fixed, receive variable rate swaps with a third party broker/dealer. Both of these swap products are marked to market and are carried on our balance sheet at fair value.

Pension, 401(k), and Other Employee Benefit Plans

      Banknorth has non-contributory defined benefit pension plans that cover most employees. The benefits are based on years of service and the employee’s career average earnings. Banknorth has historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

      Banknorth uses a December 31 measurement date to determine its pension expense and related financial disclosure information. In accordance with SFAS No. 87, the discount rate is set for the retirement plans by reference to investment grade bond yields. Banknorth uses Moody’s published AA yield for long-term corporate bonds for the month of December as an index, and the discount rate is set within 25 basis points of the index. Moody’s AA yield dropped from 7.19% for December 2001 to 6.63% for December 2002. Similarly, the expected long-term rate of return on the assets held in our defined benefit pension plan was evaluated based on market and economic conditions, the Plan’s asset allocation and other factors. As a consequence of the most recent annual review, the discount rate for all of our

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee benefit plans was reduced from 7.25% as of December 31, 2001 to 6.75% as of December 31, 2002 and the expected rate of return on the pension plan assets was reduced from 9.0% for 2002 to 8.5% for 2003. Pension expense is very sensitive to changes in the discount rate and the expected return on assets.

      Significant actuarial losses (which occur when investment returns are less than expected) resulted during 2002 and 2001 when one-year investment returns were substantially lower than the long-term assumption as a result of declines in the stock market. These actuarial losses amounted to approximately $25 million and $18 million in 2002 and 2001, respectively. The unrecognized actuarial loss will continue to be amortized into earnings in future periods. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

      Banknorth maintains Section 401(k) savings plans for substantially all of its employees. Employees are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Under the plans, Banknorth makes a matching contribution of a portion of the amount contributed by each participating employee, up to a percentage of the employee’s annual salary. The plans allow for supplementary profit sharing contributions by Banknorth, at its discretion, for the benefit of participating employees.

      Banknorth previously sponsored a Profit Sharing Employee Stock Ownership Plan (the “ESOP”) which was designed to invest primarily in Banknorth common stock. The ESOP was merged into the 401(k) Plan effective January 1, 2001. Banknorth previously sponsored a leveraged employee stock ownership plan which was merged with and into the ESOP. The debt of the ESOP was fully paid in the fourth quarter of 2002.

     Stock Compensation Plans

      Statement of Financial Accounting Standards SFAS No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. Banknorth has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 and the effects of the Employee Stock Purchase Plan. Had Banknorth determined cost based on the fair value at the grant date for its stock options and

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to the employee stock purchase plan under SFAS No. 123, its net income would have been reduced to the pro forma amounts indicated as follows:

	Year Ended December 31,

	2002	2001	2000

Net Income, as reported	$298,638	$238,795	$191,734
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,806)	(5,218)	(4,708)

Proforma net income	$290,832	$233,577	$187,026

Earnings per share
Basic — As reported	$2.01	$1.70	$1.33
Proforma	$1.96	$1.66	$1.30
Diluted — As reported	$1.99	$1.68	$1.32
Proforma	$1.94	$1.65	$1.29

     Investments in Limited Partnerships

      Banknorth has investments in both tax advantaged and small business investment limited partnerships. The tax advantaged limited partnerships are primarily involved in approved low income housing investment tax credit projects in Banknorth’s market area while the small business investment limited partnerships are primarily providing seed money to small businesses also in Banknorth’s market area. These investments are included in other assets. Investments in the tax advantaged limited partnerships are amortized over the same period the tax benefits are expected to be received. The investments in small business investment limited partnerships, for which Banknorth has the ability to exercise significant influence (generally, a 3% or greater ownership interest), are reviewed and adjusted quarterly based on the equity method. If Banknorth does not exercise significant influence, Banknorth’s investment is accounted for under the cost method and the carrying value is periodically evaluated for other than temporary impairment. Except for fixed capital or loan commitments agreed to in advance, the partnerships have no recourse to Banknorth.

     Income Taxes

      Banknorth uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a regular basis as regulatory and business factors change.

      Tax credits generated from limited partnerships are reflected in earnings when realized for federal income tax purposes.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Earnings Per Share

      Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if the potential common shares were converted into common stock using the treasury stock method.

     Segment Reporting

      An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Banknorth’s primary business is community banking, which provides over 90% of its revenues and profits. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

2.     New Accounting Pronouncements

      In January 2003,the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created or obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that Banknorth will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Banknorth does not expect that the provisions of this Interpretation will have a material impact on its financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock-based employee compensation, including stock options. In addition, the Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ended after December 15, 2002 and the disclosures to be provided in interim financial reports will be required for interim periods beginning after December 15, 2002. We currently use the intrinsic method of accounting for stock options and have not yet determined if we will change from the intrinsic value method to the fair value method of accounting for employee stock options.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the recording at fair value the issuance of guarantees which would include the issuance of standby letters of credit. The disclosure provisions of this Interpretation have been implemented as of December 31, 2002 and the initial recognition and measurement provisions will be implemented beginning January 1, 2003. Adoption of the Interpretation is not expected to materially affect our financial condition, results of operations, earnings per share or cash flows. As of December 31, 2002, the approximate fair value of the premium guarantees on the standby letters of credit was $890 thousand. See also Note 19 to the Consolidated Financial Statements.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this standard is not expected to materially affect our financial condition, results of operations, earnings per share or cash flows.

      In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We will adopt SFAS 145 in 2003. Upon adoption, we must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. In the fourth quarter of 2001, under the provisions of SFAS No. 4, we recorded an extraordinary item from the early extinguishment of debt of $3.9 million after-tax, or $.03 per diluted share. Upon adoption of SFAS No. 145, this will no longer qualify for extraordinary treatment and must be reclassified and included with noninterest expense.

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

3.     Acquisitions

      Acquisitions are an important part of Banknorth’s strategic plans. The following table summarizes acquisitions completed since January 1, 2000. The 2002 acquisitions were accounted for as purchases, and as such, were included in our results of operations from the date of acquisition.

Acquisitions 2002 – 2000

				Transaction Related Items
		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

	(Dollars and shares in millions)
Warren Bancorp, Inc.(1)	12/31/2002	$466.1	$45.3	$88.8	$4.9	$59.8	2.7	$136.6
Bancorp Connecticut, Inc.(1)	8/31/2002	661.7	61.4	98.2	8.7	161.2	—	154.2
Ipswich Bancshares, Inc.(1)	7/26/2002	318.0	13.9	23.1	4.8	19.9	0.9	40.1
Andover Bancorp, Inc.(1)	10/31/2001	1,796.0	162.9	187.7	13.2	—	16.5	340.0
Metrowest Bank(1)	10/31/2001	907.7	62.0	97.1	5.0	164.8	—	164.8
Banknorth Group, Inc. (Burlington, VT)(2)	5/10/2000	4,633.8	343.2	—	—	—	42.9	579.6
Insurance agency acquisitions(1)	2000 – 2002	16.3	1.2	29.1	2.2	23.7	0.3	32.3

(1)	Accounted for as a purchase.

(2)	Accounted for as a pooling.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, Banknorth acquired Ipswich Bancshares, Inc. (“Ipswich”), Bancorp Connecticut, Inc. (“Bancorp”), Community Insurance Agencies, Inc. (“Community”) and Warren Bancorp (“Warren”). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for Ipswich, Bancorp, CIA and Warren at the date of acquisition. Banknorth expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded in 2003, although such adjustments are not expected to be significant. It is estimated that none of the goodwill will be deductible for income tax purposes.

Assets:
Investments	$315,275
Loans held for sale	1,377
Loans and leases, net	920,909
Premises and equipment	9,937
Mortgage servicing rights	252
Goodwill	215,586
Other intangibles	20,571
Other assets	209,808

Total assets acquired	1,693,715

Liabilities:
Deposits	1,068,478
Borrowings	258,911
Other liabilities	27,808

Total liabilities assumed	1,355,197

Net assets acquired	$338,518

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Securities Available for Sale and Held to Maturity

      A summary of the amortized cost and market values of securities available for sale and held to maturity follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for Sale
December 31, 2002:
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$1,539,447	$21,514	$(13)	$1,560,948
Tax-exempt bonds and notes	95,332	2,053	(7)	97,378
Other bonds and notes	356,551	14,796	(3,192)	368,155
Mortgage-backed securities	3,659,334	139,974	(87)	3,799,221
Collateralized mortgage obligations	581,357	7,112	(1,143)	587,326

Total debt securities	6,232,021	185,449	(4,442)	6,413,028
Federal Home Loan Bank stock	275,768	0	0	275,768
Federal Reserve Bank stock	35,250	0	0	35,250
Other equity securities	7,177	415	(171)	7,421

Total equity securities	318,195	415	(171)	318,439

Total securities available for sale	$6,550,216	$185,864	$(4,613)	$6,731,467

December 31, 2001:
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$531,256	$6,592	$(364)	$537,484
Tax-exempt bonds and notes	112,845	1,443	(115)	114,173
Other bonds and notes	560,090	8,461	(10,628)	557,923
Mortgage-backed securities	3,577,405	50,935	(1,321)	3,627,019
Collateralized mortgage obligations	681,366	7,788	(1,313)	687,841

Total debt securities	5,462,962	75,219	(13,741)	5,524,440
Federal Home Loan Bank stock	264,943	—	—	264,943
Federal Reserve Bank stock	23,159	—	—	23,159
Other equity securities	4,183	569	(56)	4,696

Total equity securities	292,285	569	(56)	292,798

Total securities available for sale	$5,755,247	$75,788	$(13,797)	$5,817,238

Held to Maturity:
December 31, 2002:
Collateralized mortgage obligations	$216,409	$5,162	—	$221,571

Total securities held to maturity	$216,409	$5,162	—	$221,571

December 31, 2001:
Collateralized mortgage obligations	$339,623	$1,114	—	$340,737

Total securities held to maturity	$339,623	$1,114	—	$340,737

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and market values of debt securities at December 31, 2002 by contractual maturities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2002, Banknorth had $830.1 million of securities available for sale with call provisions.

	Available for Sale		Held to Maturity

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

December 31, 2002:
Due in one year or less	$152,701	$153,801	$—	$—
Due after one year through five years	1,368,600	1,394,984	—	—
Due after five years through ten years	1,551,072	1,600,383	—	—
Due after ten years	3,159,648	3,263,860	216,409	221,571

Total debt securities	$6,232,021	$6,413,028	$216,409	$221,571

      A summary of realized gains and losses on securities available for sale for 2002, 2001 and 2000 follows: Included in realized losses for 2001 was a $2.1 million other than temporary impairment loss on a trust preferred security.

	Gross Realized

	Gains	Losses

2002	$9,823	$2,541
2001	4,291	2,962
2000	443	15,899

5.     Loans and Leases

      Banknorth’s lending activities are conducted principally in New England and upstate New York. The principal categories of loans in Banknorth’s portfolio are residential real estate loans, which are secured by single-family (one to four units) residences; commercial real estate loans, which are secured by multi-

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

family (five or more units) residential and commercial real estate; commercial business loans and leases; and consumer loans and leases. A summary of loans and leases follows:

	December 31,

	2002	2001

Residential real estate loans
Permanent first mortgage loans	$2,354,001	$2,600,650
Construction and development	28,196	26,475

	2,382,197	2,627,125
Commercial real estate loans:
Permanent first mortgage loans	4,151,674	3,509,311
Construction and development	640,375	584,728

	4,792,049	4,094,039
Commercial business loans and leases
Commercial business loans	2,865,617	2,353,933
Commercial business leases	102,857	108,720

	2,968,474	2,462,653
Consumer loans and leases	3,913,288	3,531,513

Total loans and leases	$14,056,008	$12,715,330

      Loans and leases include net deferred charges of $14.5 million at December 31, 2002 and $7.5 million at December 31, 2001. Deferred charges included deferred loan origination costs, net of deferred loan origination fees, and unearned income on leases.

Non-performing Loans

      The following table sets forth information regarding nonperforming loans and accruing loans 90 days or more overdue at the dates indicated:

	December 31,

	2002	2001

Nonaccrual loans
Residential real estate mortgages	$5,719	$8,311
Commercial real estate loans	17,649	17,124
Commercial business loans and leases	32,693	40,341
Consumer loans and leases	9,194	9,470

Total nonperforming loans	$65,255	$75,246

Accruing loans which are 90 days or more overdue	$3,449	$6,227

      Interest income that would have been recognized for 2002 and 2001 if nonperforming loans at December 31, 2002 and 2001 had been performing in accordance with their original terms approximated $2.9 million in 2002 and $3.1 million in 2001.

      Impaired loans are commercial and commercial real estate loans which Banknorth believes will probably not result in the collection of all amounts due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,”

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

although the two categories overlap. All commercial and commercial real estate nonaccrual loans are impaired, but not all such impaired loans are on nonaccrual. Accrual of interest on commercial and commercial real estate loans is generally discontinued when collectibility of principal or interest is uncertain or on which payments of principal or interest have become contractually past due 90 days. Banknorth may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility. The amount of reserves for impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

      At December 31, 2002 and 2001, total impaired loans were $50.3 million and $57.5 million, of which $33.6 million and $53.6 million had related allowances of $10.9 million and $14.7 million, respectively. During the years ended December 31, 2002 and 2001, the income recognized related to impaired loans was $1.8 million and $2.6 million, respectively, and the average balance of outstanding impaired loans was $53.3 million and $54.2 million, respectively. Banknorth generally applies cash received on impaired loans to the principal balance of the loan.

6.	Allowance for Loan and Lease Losses

      A summary of changes in the allowance for loan and lease losses follows:

	Year Ended December 31,

	2002	2001	2000

Balance at beginning of period	$189,837	$153,550	$155,048
Allowance related to business combinations	12,794	31,277	—
Provisions charged to operations	44,314	41,889	23,819
Loans and leases charged off	(52,002)	(45,652)	(34,692)
Recoveries	13,330	8,773	9,375

Balance at end of period	$208,273	$189,837	$153,550

7.	Premises and Equipment

      A summary of premises and equipment follows:

	December 31,

	2002	2001

Land	$23,079	$22,075
Buildings and leasehold improvements	245,400	230,273
Capital lease on building	23,475	—
Furniture, fixtures and equipment	388,903	343,030

	680,857	595,378
Accumulated depreciation and amortization	(408,528)	(357,938)
Accumulated amortization on capital lease	(652)	—

Net book value	$271,677	$237,440

      Internally developed software, which is comprised of $20.9 million of software in use and $8.9 million of software in development, had a remaining book value of $21.3 million at December 31, 2002 and is

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in furniture, fixtures and equipment above. A project to develop software to automate teller stations and customer service platforms was abandoned in December 2002. As a result, $6.2 million of previously capitalized costs that have no future benefit were written-off in December 2002.

      During 2002, Banknorth entered into a 15-year lease to occupy 140,000 square feet of office space in the Greater Portland, Maine area. This lease is being accounted for as a capital lease. As of December 31, 2002, the gross amount of premises under the capital lease was $23.5 million. Amortization of the asset held under the capital lease is included with depreciation expense. As of December 31, 2002, the capital lease obligation was partially offset by a $17.1 million outstanding loan held by Banknorth on the property. The net obligation under the capital lease obligation of $6.1 million is included in other long-term debt.

8.	Goodwill and Other Intangible Assets

      Banknorth adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. As of the date of adoption, we had unamortized goodwill totaling $409.3 million and unamortized identifiable intangible assets totaling $57.3 million, all of which were subject to the transition provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142. Banknorth has completed the transitional impairment test on goodwill assets and has concluded that the amount of recorded goodwill was not impaired as of January 1, 2002. Banknorth does not currently have any other indefinite-lived intangible assets recorded in the consolidated balance sheet. No material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standards. At December 31, 2002, Banknorth had $34.5 million in unamortized identifiable intangible assets consisting of core deposit intangibles, noncompete agreements and customer lists.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9.” SFAS No. 147 amends SFAS No. 72 to exclude from its scope most acquisitions of financial institutions and to require that such transactions be accounted for in accordance with SFAS No. 141 and, under certain circumstances, previously recognized SFAS No. 72 intangible assets be reclassified as goodwill. SFAS No. 147 also amends SFAS No. 144 to include within its applicability long-term customer-relationship intangible assets of financial institutions. Banknorth has adopted SFAS No. 147 effective January 1, 2002 and has reclassified $34.7 million of SFAS No. 72 intangible assets to goodwill in accordance with SFAS No. 142.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill and other intangibles for the years ended December 31, 2001 and 2002 are as follows:

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Balance, December 31, 2000	$134,875	$8,944	$41,701	$50,645
Recorded during the year	285,526	16,846	1,350	18,196
Amortization expense	(11,061)	(3,944)	(7,079)	(11,023)
Reduction due to sale of branches	—	(525)	—	(525)

Balance, December 31, 2001	409,340	21,321	35,972	57,293
Recorded during the year	215,586	14,817	5,754	20,571
Reclassification under SFAS No. 147	34,695	—	(34,695)	(34,695)
Other reclassification	2,214	(2,214)	—	(2,214)
Amortization expense	—	(5,486)	(1,006)	(6,492)
Adjustment of purchase accounting estimates	(1,151)	—	11	11

Balance, December 31, 2002	$660,684	$28,438	$6,036	$34,474

Estimated Annual Amortization Expense:
2003	—	$3,763	$1,892	$5,655
2004	—	3,056	1,822	4,878
2005	—	2,992	1,017	4,009
2006	—	2,988	269	3,257
2007	—	2,985	269	3,254

      The components of identifiable intangible assets follows:

	December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$57,087	$28,649	$28,438
Other identifiable intangibles	7,023	987	6,036

Total	$64,110	$29,636	$34,474

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the reconcilement of net income and earning per share excluding goodwill and SFAS No. 72 intangible amortization for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

Reported net income	$298,638	$238,795	$191,734
Add back, on a net of tax basis:
Goodwill amortization	—	10,986	10,986
SFAS No. 72 Intangible amortization	—	4,666	4,666

Adjusted net income	$298,638	$254,447	$207,386

Basic earnings per share:
Reported net income	$2.01	$1.70	$1.33
Add back, on a net of tax basis:
Goodwill amortization	—	0.08	0.08
SFAS No. 72 Intangible amortization	—	0.03	0.03

Adjusted basic earnings per share	$2.01	$1.81	$1.44

Diluted earnings per share:
Reported net income	$1.99	$1.68	$1.32
Add back, on a net of tax basis:
Goodwill amortization	—	0.08	0.08
SFAS No. 72 Intangible amortization	—	0.03	0.03

Adjusted diluted earnings per share	$1.99	$1.79	$1.43

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgage Servicing Rights

      An analysis of mortgage servicing rights for the years ended December 31, 2002, 2001 and 2000 follows:

	Mortgage			Balance of
	Servicing	Valuation		Loans Serviced
	Rights	Allowance	Total	for Others

Balance as of December 31, 1999	$59,010	$(6,286)	$52,724	$4,540,948

Mortgage servicing rights capitalized	3,977	—	3,977
Amortization charged against mortgage servicing fee income	(8,306)	—	(8,306)
Reduction of impairment reserve (credit to mortgage servicing fee income)	—	2,895	2,895
Mortgage servicing rights sold	(28,065)	—	(28,065)

Balance as of December 31, 2000	26,616	(3,391)	23,225	$1,618,610

Mortgage servicing rights capitalized	559	—	559
Mortgage servicing rights acquired through purchase acquisitions	8,804	—	8,804
Amortization charged against mortgage servicing fee income	(1,140)	—	(1,140)
Mortgage servicing rights sold	(26,355)	3,391	(22,964)

Balance as of December 31, 2001	8,484	—	8,484	$964,027

Mortgage servicing rights capitalized	653	—	653
Mortgage servicing rights acquired through purchase acquisitions	601	—	601
Amortization charged against mortgage servicing fee income	(3,290)	—	(3,290)
Valuation adjustment	(2,850)	—	(2,850)
Mortgage servicing rights sold	—	—	—

Balance as of December 31, 2002	$3,598	$—	$3,598	$701,274

10.	Income Taxes

      The current and deferred components of income tax expense follow:

	Year Ended December 31,

	2002	2001	2000

Current
Federal	$128,523	$125,570	$95,015
State	7,636	7,572	5,223
Deferred
Federal	12,419	(6,620)	(4,733)
State	103	(320)	1,288

	$148,681	$126,202	$96,793

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense:

	Year Ended December 31,

	2002	2001	2000

Computed federal tax expense	$156,561	$129,214	$100,984
State income tax, net of federal benefits	5,030	4,714	4,232
Benefit of tax-exempt income	(3,494)	(4,319)	(4,553)
Nondeductible merger expenses	—	—	3,043
Amortization of goodwill and other intangibles	—	3,271	3,369
Low income/rehabilitation credits	(1,540)	(1,530)	(4,362)
Increase in cash surrender value of life insurance	(7,000)	(6,437)	(6,195)
Other, net	(876)	1,289	275

Recorded income tax expense	$148,681	$126,202	$96,793

      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, which are included in Other Assets and Other Liabilities, respectively, at December 31, 2002 and 2001 follow:

	December 31,

	2002	2001

Deferred tax assets
Allowance for loan and lease losses	$75,214	$69,500
Compensation and employee benefits	15,788	14,603
Net tax deferred expenses	7,093	4,497
Intangible asset	5,010	4,778
Other	3,426	1,248

Total gross deferred tax assets	106,531	94,626

Deferred tax liabilities
Leases	10,889	12,935
Premises and equipment	22,377	19,313
Partnership investments	7,119	6,022
Loan origination costs	10,143	9,505
Purchase accounting	13,239	7,618
Deferred Income	20,122	3,595
Tax bad debt reserve	1,739	3,375
Unrealized appreciation on securities and hedging	62,338	22,958
Other	1,386	1,849

Total gross deferred tax liabilities	149,352	87,170

Net deferred tax (liability) asset	$(42,821)	$7,456

      Banknorth has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized principally through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State Tax Assessment

      During 2002, notices to assess tax plus interest for the years 2001, 2000 and 1999 were received from the Massachusetts Department of Revenue (“DOR”) related to certain banks that we have acquired. To our knowledge, the acquired banks are among approximately 40 banking institutions in Massachusetts that have received notices of this type. The notices relate to four Massachusetts-based banks that have been acquired by us through December 2002 and had a real estate investment trust (“REIT”) in their corporate structure. These banks have since been combined with Banknorth, N.A. The DOR contends that dividend distributions from a REIT to a parent company are fully taxable in Massachusetts. We disagree with the position of the DOR and contend that Massachusetts law provides for a 95% dividends-received deduction. Because the legal issues raised are substantially similar for all of the financial institutions involved, we have acted together with those institutions to appeal assessments and to pursue all available means to defend our position. This appeal is still pending. The aggregate assessment of tax in connection with our acquired REITs for 2001, 2000 and 1999 is approximately $5.9 million, net of Federal benefit. It is our intention to record this assessment in the first quarter of 2003 as taxes payable (with an offsetting increase to goodwill previously recorded by us in connection with these acquisitions) pending resolution of the appeal.

      Codifying the DOR position discussed above, on March 5, 2003, legislation was signed into Massachusetts law that retroactively disallows the dividends received deduction from a REIT effective for tax years ending on or after December 31, 1999 and, for tax years 2002 and later, gives the DOR expanded powers for reviewing the business purpose of transactions that have tax benefits. At the current time we do not believe that this legislation will have a material adverse affect on our financial condition, results of operations, earnings per share or cash flows.

11.     Special Charges

      Special charges include merger-related, charter consolidation, asset write-downs and branch closing expenses. The following table summarizes special charges for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000

	(Dollars in thousands)
Andover/ MetroWest Merger Charges
Personnel costs	$735	$1,710	$0
Systems conversion and integration/customer communications	4,365	1,131	—
Other costs	730	932	—

	5,830	3,773	—

Ipswich Merger Charges
Personnel costs	62	—	—
Systems conversion and integration/customer communications	1,537	—	—
Other costs	301	—	—

	1,900	—	—

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(Dollars in thousands)
Bancorp Connecticut Merger Charges
Personnel costs	684	—	—
Systems conversion and integration/customer communications	1,486	—	—
Other costs	576	—	—

	2,746	—	—

Warren Merger Charges
Systems conversion and integration/customer communications	207	—	—
Other costs	33	—	—

	240	—	—

American Merger Charges
Systems conversion and integration/customer communications	735	—	—
Other costs	120	—	—

	855	—	—

Banknorth Group, Inc. (Vermont) Merger Charges (pooling of interest method acquisition)
Personnel costs	—	2,329	13,050
Systems conversion and integration/customer communications	—	—	4,667
Asset write-downs/facility costs	29	—	12,336
Reversal of prior accruals	(125)	—	—
Gain on regulatory-mandated branch sales	(478)	(2,906)	—
Other costs	—	595	5,176

	(574)	18	35,229

Charter Consolidation Costs
Personnel costs	778	—	—
Branch signage	872	42	—
Customer notices	591	244	—
Forms and documents	578	385	—
Other costs	782	303	—

	3,601	974	—

Branch closings
Personnel costs	—	48	68
Asset write-downs/lease terminations	44	1,585	1,063
Branch decommissioning costs	82	755	—
Other costs	—	—	256
Reversal of prior accruals	(33)	(431)	—

	93	1,957	1,387

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(Dollars in thousands)
Other Special Charges
Write-down of auto lease residuals	—	892	3,700
Contract termination — merchant processing	—	—	3,091
Reversal of accrual remaining from CFX/ SIS mergers	—	—	(400)

	—	892	6,391

Total Special Charges	$14,691	$7,614	$43,007

      Merger-related personnel costs on business combinations accounted for under the purchase method of accounting includes the costs of maintaining duplicate employees at the acquired bank during the systems integration period and related employee benefits and outplacement services. For business combinations accounted for under the purchase method of accounting, severance costs are accrued at merger date (and are included in the determination of goodwill) for those employees identified to be severed at time of closing. Merger-related personnel costs on business combinations accounted for under the pooling of interests method include severance costs, the costs of maintaining duplicate employees at the acquired bank during the systems integration period, and related employee benefits and outplacement services. The approximate number of employees that were severed in each of the banking acquisitions was: Andover/ MetroWest — 220, Ipswich — 30, Bancorp Connecticut — 75, and Banknorth Vermont — 220.

      Systems conversions and integration costs and customer communications costs are recorded as incurred and are associated with the costs of converting the accounts, records and data processing equipment of the acquired companies to the systems maintained by Banknorth, as well as the costs of required notices to customers of the acquired bank concerning the acquisition and conversion of their accounts to Banknorth systems.

      Asset write-downs/facility costs relate primarily to branch closings and acquisitions accounted for under the pooling of interests. The costs represent lease termination costs and impairment of assets for redundant office space, closed branches and equipment to be disposed of or abandoned.

      Charter consolidation costs represent costs incurred to consolidate the charters of the Company’s eight national bank subsidiaries to a single national bank charter effective January 1, 2002.

      Other special charges include write-downs of $0.9 million and $3.7 million in 2001 and 2000, respectively, on the residual values assigned to auto lease receivables that were acquired in mergers completed prior to 2001. Banknorth ceased making auto leases in 1997. In 2000, Banknorth incurred a $3.1 million termination charge in connection with the terminating a contract with a sales and marketing organization that had helped sign-up new merchants under our merchant card processing program.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents activity in the accrual account for special charges for the years ended December 31, 2002 and 2001, respectively.

					Non-cash Write
	Balance	Accrued at	Special	Cash	Downs and Other	Balance
	12/31/01	Acquisition	Charges	Payments	Adjustments	12/31/02

	(Dollars in thousands)
Andover/MetroWest Merger	$11,207	$0	$5,830	$(16,474)	$(242)	$321
Ipswich Merger	—	1,791	1,900	(3,155)	(536)	—
Southington Bancorp Merger	—	4,413	2,746	(4,062)	—	3,097
Warren Merger	—	2,250	240	(438)	—	2,052
American Merger	—	—	855	(855)	—	—
Banknorth Group, Inc. (Vermont) Merger	330	—	(574)	244	—	—
Charter Consolidation	—	—	3,601	(2,927)	(674)	—
Branch Closings	296	—	93	(310)	5	84

Total	$11,833	$8,454	$14,691	$(27,977)	$(1,447)	$5,554

					Non-cash Write
	Balance	Accrued at	Special	Cash	Downs and Other	Balance
	12/31/00	Acquisition	Charges	Payments	Adjustments	12/31/01

	(Dollars in thousands)
Andover/MetroWest Merger	$0	$13,465	$3,773	$(6,031)	$0	$11,207
Banknorth Group, Inc. (Vermont) Merger	4,368	—	18	(2,158)	(645)	1,583
Charter Consolidation	—	—	974	(974)	—	—
Branch Closings	170	—	1,957	(753)	(1,078)	296
Other	(1,253)	—	892	—	(892)	(1,253)

Total	$3,285	$13,465	$7,614	$(9,916)	$(2,615)	$11,833

12.     Short-term Borrowings

      A summary of short-term borrowings follows:

	At or for the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance outstanding at end of period
Securities sold under agreements to repurchase — retail	$1,222,466	$999,506	$824,379
Federal funds purchased	53,000	50,000	152,003
Treasury, tax and loan notes	1,001	41,713	71,665

	$1,276,467	$1,091,219	$1,048,047

Securities sold under agreements to repurchase — retail
Balance outstanding at end of period	$1,222,466	$999,506	$824,379
Market value of collateral at end of period	1,614,686	1,072,288	1,021,141
Amortized cost of collateral at end of period	1,563,198	1,056,099	1,023,869

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At or for the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Average balance outstanding during the year	955,887	803,186	685,857
Maximum outstanding at any month end during the year	1,200,524	999,506	824,379
Average interest rate during the year	1.40%	3.31%	4.85%
Average interest rate at end of year	1.22%	1.72%	5.26%

      Retail securities sold under repurchase agreements generally have maturities of 365 days or less and are collateralized by mortgage-backed securities and U.S. Government obligations.

      At December 31, 2002, Banknorth also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. The average balance outstanding under this line of credit during 2002 was $2.1 million.

13.     Long-term Debt

      A summary of long-term debt (debt with original maturities of more than one year) follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Federal Home Loan Bank advances	$2,482,582	$2,644,105
Securities sold under agreements to repurchase — wholesale	1,171,049	571,049
Subordinated long-term debt 7.625%, due 2011	200,000	200,000
Other long-term debt	7,427	2,259

Total	$3,861,058	$3,417,413

      Wholesale securities sold under agreements to repurchase have maturities greater than one year and are generally sold to broker/dealers.

      The following table presents the maturities of long-term debt outstanding at the dates indicated:

	December 31, 2002		December 31, 2001

Maturity	Principal		Maturity	Principal
Dates	Amounts	Interest Rates	Dates	Amounts	Interest Rates

2003	$1,170,870	1.68 – 7.14%	2002	$979,502	3.99 – 7.79%
2004	1,134,062	1.15 – 6.45%	2003	365,897	3.03 – 6.52%
2005	718,134	2.32 – 7.45%	2004	1,026,817	1.76 – 6.45%
2006	440,579	2.72 – 6.39%	2005	310,109	3.08 – 7.15%
2007	8,199	3.45 – 8.04%	2006	342,094	4.38 – 6.39%
2008 – 2022	389,214	2.51 – 8.14%	2007 – 2021	392,994	2.10 – 8.14%

	$3,861,058			$3,417,413

      Callable borrowings of $1.0 billion are shown in their respective periods assuming that the callable debt is redeemed at the initial call date while all other borrowings are shown in the periods corresponding to their scheduled maturity date.

      Borrowings from the Federal Home Loan Bank, which consist of both fixed and adjustable rate borrowings, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualified assets. During the fourth quarter of 2001, Banknorth prepaid $174.6 million of FHLB borrowings and incurred a prepayment penalty of $6.0 million ($3.9 million net of tax) which was recorded as an extraordinary item. The FHLB borrowings which were prepaid had a weighted average cost of 5.62% and a weighted average maturity of 2 years.

      In June 2001, Banknorth’s subsidiary issued $200 million of 7.625% subordinated notes due in 2011. Banknorth incurred $2.0 million of debt issuance costs, which is being amortized over the ten-year term. Interest is payable semi-annually in June and December. The notes qualify as Tier 2 capital.

14.	Trust Preferred Securities

      The following is a summary of the capital trust securities outstanding as of December 31, 2002:

	Issuance		Stated	Maturity
Name	Date	Amount	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,556	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,056

      There were issuance costs associated with the issuance of the capital trust securities. The net cost of the securities, including the amortization of the issuance costs was 8.72% and 9.54% at December 31, 2002 and 2001.

      On February 22, 2002, Banknorth Capital Trust II, a subsidiary of Banknorth issued $200 million of 8% trust preferred securities to the public and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Banknorth. The proceeds from the offering to Banknorth, which was net of $6.8 million of issuance costs, were used for general corporate purposes. These securities pay interest quarterly, are mandatorily redeemable on April 1, 2032 and may be redeemed by the Trust at par any time on or after April 1, 2007.

      In connection with the acquisition of Ipswich Bancshares, Inc. on July 26, 2002, Banknorth assumed the obligations of Ipswich under Ipswich’s outstanding 10.20% capital securities, of which $3.5 million was outstanding at September 30, 2002.

      Banknorth repurchased in the open market $5.0 million in 2001 and $31.2 million in 1999 of trust preferred securities originally issued by Peoples Heritage Capital Trust I in 1997.

      The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

15.     Regulatory Matters

      Banknorth’s subsidiary bank must maintain noninterest-bearing cash balances on reserve with the Federal Reserve Bank (“FRB”). In 2002 and 2001, the average required reserve balances were $60.0 million and $49.4 million, respectively.

      FRB adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios.) Banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, including qualified perpetual preferred stock but excluding unrealized gains and losses on securities available for sale, less goodwill and certain other

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitations. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements. The regulations also define well-capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. At December 31, 2002 and 2001, Banknorth and its depository subsidiary were “well-capitalized”, as defined, and in compliance with all applicable regulatory capital requirements. There are no conditions or events since December 31, 2002 that management believes would cause a change in Banknorth’s well-capitalized status.

      The following table summarizes Banknorth’s and its depository subsidiary’s regulatory capital requirements at December 31, 2002 and 2001.

	Actual		Capital Requirements		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Banknorth Group, Inc.
Total capital (to risk weighted assets)	$1,960,869	12.15%	$1,291,616	8.00%	$669,253	4.15%
Tier 1 capital (to risk weighted assets)	1,558,974	9.66%	645,808	4.00%	913,166	5.66%
Tier 1 leverage capital ratio (to average assets)	1,558,974	7.13%	874,180	4.00%	684,794	3.13%
Banknorth NA
Total capital (to risk weighted assets)	$1,822,307	11.31%	1,288,562	8.00%	533,745	3.31%
Tier 1 capital (to risk weighted assets)	1,421,995	8.83%	644,281	4.00%	777,714	4.83%
Tier 1 leverage capital ratio (to average assets)	1,421,995	6.52%	871,830	4.00%	550,165	2.52%
As of December 31, 2001
Banknorth Group, Inc.
Total capital (to risk weighted assets)	$1,763,236	12.23%	$1,153,369	8.00%	$609,867	4.23%
Tier 1 capital (to risk weighted assets)	1,382,903	9.59%	576,685	4.00%	806,218	5.59%
Tier 1 leverage capital ratio (to average assets)	1,382,903	7.14%	775,163	4.00%	607,740	3.14%
Banknorth NA*
Total capital (to risk weighted assets)	1,721,942	11.84%	1,163,958	8.00%	557,984	3.84%
Tier 1 capital (to risk weighted assets)	1,361,944	9.36%	581,979	4.00%	779,965	5.36%
Tier 1 leverage capital ratio (to average assets)	1,361,944	6.70%	813,243	4.00%	548,701	2.70%

*	Banknorth NA was formed in January 2002 as a result of the consolidation of eight banking charters within Banknorth Group. Ratios for 2001 are presented on a proforma combined basis.

16.     Shareholders’ Equity

      In 2002, Banknorth issued 3.8 million shares in connection with acquisitions. In February 2002, Banknorth’s Board of Directors authorized the repurchase of up to 8 million shares, or approximately 6% of the outstanding Company common stock in addition to the 13 million share repurchase program authorized in 2001. During 2002, Banknorth repurchased 6.3 million shares at a total cost of $154.1 million. A total of 7.3 million shares remained under this authorization at December 31, 2002.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Limitations

      Dividends paid by subsidiaries are the primary source of funds available to Banknorth for payment of dividends to its shareholders. Banknorth’s banking subsidiary is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the banking subsidiary to Banknorth. At December 31, 2002, Banknorth NA had $364.2 million available for dividends that could be paid without prior regulatory approval.

Stockholder Rights Plan

      In 1989, Banknorth’s Board of Directors adopted a Stockholder Rights Plan declaring a dividend of one preferred Stock Purchase Right for each outstanding share of Company common stock. The rights will remain attached to the Common Stock and are not exercisable except under limited circumstances relating to the acquisition of, the right to acquire beneficial ownership of, or tender offer for 15% or more of the outstanding shares of Company common stock. The rights have no voting or dividend privileges and, until they become exercisable, have no dilutive effect on the earnings of Banknorth. On July 27, 1999 the Board of Directors amended and restated the Stockholder Rights Plan to, among other things, extend the expiration date of the rights to September 25, 2009. On July 25, 2000, Banknorth again amended and restated the Stockholder Rights Plan to reflect its acquisition of Banknorth.

17.     Accumulated Other Comprehensive Income, Net

      The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income included in shareholder’s equity for the periods indicated.

	Pre-tax		Net of
	Amount	Tax Effect	Tax

December 31, 2002
Unrealized gain (loss) on securities available for sale	$126,028	$(44,038)	$81,990
Unrealized gain (loss) on cash flow hedges	(9,590)	3,355	(6,235)
Minimum pension liability	(1,270)	445	(825)
Reclassification adjustment for gains realized in net income	(850)	298	(552)

Net unrealized gains (losses)	$114,318	$(39,940)	$74,378

December 31, 2001
Unrealized gain on securities available for sale	$116,377	$(40,732)	$75,645
Unrealized gain (loss) on cash flow hedges	(1,365)	478	(887)
Reclassification adjustment for (gains) losses realized in net income	457	(160)	297

Net unrealized gains (losses)	$115,469	$(40,414)	$75,055

December 31, 2000
Unrealized gain on securities available for sale	$124,017	$(43,406)	$80,611
Minimum pension liability	385	(135)	250
Reclassification adjustment for (gains) losses realized in net income	15,455	(5,409)	10,046

Net unrealized gains (losses)	$139,857	$(48,950)	$90,907

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Earnings Per Share

      The following table presents a computation of earnings per share for the periods indicated.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net income	$298,638	$238,795	$191,734

Weighted average shares outstanding
Basic	148,213	140,473	144,270
Dilutive effect of stock options	1,616	1,329	924

Diluted	149,829	141,802	145,194

Net income per share:
Basic	$2.01	$1.70	$1.33
Diluted	1.99	1.68	1.32

      Weighted average shares outstanding exclude unallocated ESOP shares which averaged 94 thousand, 283 thousand, and 378 thousand shares in 2002, 2001 and 2000, respectively.

19.	Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

      Banknorth is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans, commitments to invest in real estate limited partnerships, standby letters of credit, recourse arrangements on serviced loans, forward commitments to sell loans, foreign currency forward contracts and commercial loan interest rate swaps. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of involvement Banknorth has in particular classes of financial instruments.

      Banknorth’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and recourse arrangements is represented by the contractual amount of those instruments. Banknorth uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. Banknorth controls the credit risk of its forward commitments to sell loans through credit approvals, limits and monitoring procedures.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial instruments with off-balance sheet risk at December 31, 2002 and 2001 follow:

	Contract or Notional Amount
	at December 31,

	2002	2001

Financial instruments with notional or contract amounts which represent credit risk:
Commitments to originate loans, unused lines, standby letters of credit and unadvanced portions of construction loans	$5,523,827	$4,398,307
Commitments to invest in real estate limited partnerships	24,863	21,520
Commitments to invest in small business investments limited partnerships	15,751	15,997
Loans serviced with recourse	13,103	17,226
Financial instruments with notional or contract amounts which exceed the amount of credit risk:
Forward commitments to sell loans	234,651	172,504
Foreign currency forward contracts (notional amount)	22,275	—
Commercial loan swaps (notional amount)	120,650	—

      Commitments to originate loans, unused lines of credit and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Banknorth evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Banknorth upon extension of credit, is based on management’s credit evaluation of the borrower.

      Standby letters of credit are conditional commitments issued by Banknorth to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      At December 31, 2002, Banknorth had $51.8 million of investments in tax advantaged limited partnerships primarily involved in approved low income housing investment tax credit projects in Banknorth’s market area and commitments to invest up to an additional $24.9 million in such partnerships. At December 31, 2002, Banknorth had $14.9 million invested in small business limited partnerships which primarily provide seed money to businesses in Banknorth’s market area and commitments to invest up to an additional $15.8 million in such partnerships. Investments in both of the foregoing categories of assets are included under other assets.

      Loans serviced with recourse represent Banknorth’s recourse obligations in certain of Banknorth’s servicing arrangements with investors for serviced loan portfolios. In the event of foreclosure on a serviced loan, Banknorth is obligated to repay the investor to the extent of the investor’s remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while Banknorth cannot project future losses, the fair value of this recourse obligation is deemed to be likewise insignificant.

      Forward commitments to sell residential mortgage loans are contracts which Banknorth enters into for the purpose of reducing the market risk associated with originating loans for sale. Risks may arise from the possible inability of Banknorth to originate loans to fulfill the contracts, in which case Banknorth would normally purchase loans from correspondent banks or in the open market to deliver against the contract.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign currency forward contracts are contracts that Banknorth enters into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, Banknorth generally sets aside a percentage of their available line of credit until the foreign currency contract is settled. Generally, Banknorth enters into forward foreign contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting Banknorth’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. The foreign exchange contracts outstanding at December 31, 2002 all mature within two years.

      Commercial loan swaps enable customers to synthetically convert variable interest rate loans with fixed rate loans. These pay variable, receive fixed interest rate swaps on our books are offset by entering into simultaneous pay fixed, receive variable rate swaps with a third party broker/ dealer. Both of these swap products are marked to market and carried on our balance sheet at fair value.

Legal Proceedings

      Banknorth and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinions of counsel, any such liability will not have a material effect on the consolidated financial position, results of operations or liquidity of Banknorth and its subsidiaries.

Operating Lease Obligations

      Banknorth leases certain properties used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $20.9 million, $19.9 million and $18.1 million for the years ended 2002, 2001 and 2000, respectively.

      The following table sets forth the approximate future minimum lease payments over the remaining terms of the leases as of December 31, 2002.

2003	$20,384
2004	18,276
2005	15,587
2006	13,819
2007	11,183
2008 and after	41,443

$120,692

20.	Stock-Based Compensation Plans

Stock Option Plans

      In 1995, Banknorth adopted a stock option plan for non-employee directors, which was amended and restated in 2000 to authorize the issuance of up to an additional 530,000 shares. The maximum number of shares which may be issued under the amended plan is 1,060,000 shares, of which 161,250 shares had been issued upon exercise of the stock options granted pursuant to this plan through December 31, 2002. Options to purchase 113,500 shares were granted in 2002 at an exercise price of $26.34 per share, options to purchase 109,750 shares were granted in 2001 at $19.80 per share and options to purchase

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

100,000 shares were granted in 2000 at $14.13 per share. At December 31, 2002, there were 454,500 shares available for future options under the plan.

      Banknorth has adopted or assumed in acquisitions various stock option plans for key employees. These plans include a stock option plan adopted in 1996 (the “1996 Option Plan”). The 1996 Option Plan, as amended, authorizes grants of options and other stock awards covering up to 13,000,000 shares of Common Stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of the grant and expire 10 years from the date of the grant. At December 31, 2002, there were 1,920,268 additional shares available for grant under the 1996 Option Plan.

      The per share weighted-average fair value of all stock options granted by Banknorth during 2002, 2001 and 2000 was $7.09, $6.10 and $5.23 on the date of the grants using the Black Scholes option-pricing model with the following average assumptions:

	2002		2001		2000

Expected dividend yield	2.36%		2.48%		3.24%
Risk-free interest rate	3.82		4.50		6.14
Expected life	5.00	years	5.00	years	5.00	years
Volatility	36.26%		33.91%		38.27%

      Activity for all stock option plans during the three-year period ended December 31, 2002 is summarized as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	9,655,231	$16.90	7,195,939	$15.00	7,691,131	$13.72
Granted	3,898,047	23.45	3,193,168	20.81	1,632,212	16.17
Granted in purchase acquisitions	714,798	12.51	1,018,863	10.01	—	—
Exercised	(1,684,671)	12.58	(1,589,917)	11.46	(1,530,041)	8.60
Forfeited	(94,986)	20.71	(162,822)	18.76	(597,363)	18.66

Outstanding at end of year	12,488,419	$19.23	9,655,231	$16.90	7,195,939	$15.00

Options exercisable at year end	6,729,062	$16.46	5,935,610	$14.98	5,118,724	$14.46

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The range of per share exercise prices for outstanding and exercisable stock options at December 31, 2002 was as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Outstanding	Weighted Average
Exercise Prices	at 12/31/2002	Contractual Life	Exercise Price	at 12/31/2002	Exercise Price

up to $5.00	21,313	2.1 years	$3.54	24,313	$3.83
$ 5.01 – $10.00	536,304	2.7	7.62	536,304	7.62
$10.01 – $15.00	1,130,555	3.6	11.82	1,130,555	11.82
$15.01 – $20.00	3,802,515	6.4	17.42	3,766,421	17.40
$20.00 – $25.00	6,770,007	9.2	22.23	1,160,969	21.31
over $25.00	227,725	9.2	26.26	113,500	26.34

	12,488,419	7.5	19.23	6,732,062	16.46

     401(k) Plan

      Banknorth and its subsidiaries have 401(k) Plans covering substantially all permanent employees. Banknorth matches employee contributions based on a predetermined formula and may make additional discretionary contributions. Effective January 1, 2001, Banknorth merged the Profit Sharing Employee Stock Ownership Plan (the “ESOP”) into the 401(k) Plan. The total expense for these plans in 2002, 2001 and 2000 was $7.5 million, $5.2 million and $5.0 million, respectively.

     Employee Stock Purchase Plan

      Banknorth has an Employee Stock Purchase Plan that is available to employees with one year of service. Under the plan, shares of Banknorth’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last business day of each six-month period, subject to limitations set forth in the plan. Employees have the right to authorize payroll deductions up to 10% of their salary. During 2002, 2001 and 2000, employees purchased 180,955 shares, 139,427 shares and 162,537 shares at average prices of $19.24, $17.51 and $12.48 per share, respectively. The maximum number of shares which may be issued under the Employee Stock Purchase Plan is 2,852,000 shares, of which an additional 1,500,000 shares was approved by shareholders in April 2002. As of December 31, 2002, 1,427,004 shares have been issued out of this plan with 1,424,996 shares remaining to be issued. The proforma expense calculated under SFAS No. 123 approximated $933 thousand, $709 thousand and $813 thousand for 2002, 2001 and 2000, respectively.

     Restricted Stock Plan

      In 1990, Banknorth adopted a Restricted Stock Plan under which up to $10,000 of the annual fee payable to each non-employee Director of Banknorth and participating subsidiaries is payable solely in shares of Company common stock. Shares issued under this plan totaled 5,599, 6,358 and 12,066 in 2002, 2001 and 2000, respectively.

     Incentive Plan

      Banknorth has an Incentive Plan covering all full and part-time employees. Incentives are earned based on Banknorth’s, department or individual performance as measured against targets set in connection with the annual budget. Each employee’s incentive potential is a fixed percentage of their base pay and, for a significant number of employees, can be modified up or down based on actual performance versus target.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2002, shareholders approved the Executive Incentive Plan under which Banknorth may pay cash incentive awards to selected officers based on Banknorth’s performance over specified periods. The Executive Incentive Plan is administered by a committee of the Board of Directors. No awards have yet been made under the Plan.

21.	Retirement and Other Benefit Plans

     Pension Plans

      Banknorth has a noncontributory defined benefit plan covering most permanent, full-time employees. Benefits are based on career average earnings and length of service. Banknorth has historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Pension plan assets are invested in stocks, bonds and mutual funds.

      Banknorth has adopted supplemental retirement plans for certain key officers. These plans were designed to offset the impact of changes in the pension plans that limit the benefits for highly-paid employees under qualified pension plans.

     Post Retirement Benefits Other Than Pensions

      Banknorth and its subsidiaries sponsor limited post-retirement benefit programs which provide medical coverage and life insurance benefits to a closed group of employees and directors who meet minimum age and service requirements.

      Banknorth and its subsidiaries recognize costs related to post-retirement benefits under the accrual method, which recognizes costs over the employee’s period of active employment. The impact of adopting SFAS No. 106 is being amortized over a twenty-year period beginning January 1, 1993.

      The following tables set forth the funded status and amounts recognized in Banknorth’s Consolidated Balance Sheets at December 31, 2002 and 2001 for the pension plans (defined benefit and supplemental executive retirement plans) and other post-retirement benefit plans:

			Other
			Post-Retirement
	Pension Plans		Benefits

	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$138,822	$119,866	$12,416	$11,954
Service cost	7,018	5,063	99	87
Interest cost	10,545	9,273	1,001	883
Assumption changes	11,188	8,651	1,788	441
Plan amendment	892	—	—	—
Actuarial (gain) loss	2,855	(1,777)	1,777	20
Acquisitions	7,721	5,467	307	370
Benefits paid	(9,523)	(7,721)	(1,575)	(1,339)
Expenses paid	(564)	—	—	—

Benefit obligation at end of year	$168,954	$138,822	$15,813	$12,416

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
			Post-Retirement
	Pension Plans		Benefits

	2002	2001	2002	2001

Change in plan assets
Fair value of plan assets at beginning of year	$140,971	$121,019	$—	$—
Actual return (loss) on plan assets	(12,576)	(6,893)	—	—
Employer contribution	31,587	27,252	1,575	1,339
Benefits paid	(9,523)	(7,721)	(1,575)	(1,339)
Expenses paid	(564)	—	—	—
Acquisitions	5,007	7,314	—	—

Fair value of plan assets at end of year	$154,902	$140,971	$—	$—

Funded (unfunded) status	$(14,052)	$2,149	$(15,813)	$(12,416)
Unrecognized net actuarial (gain) loss	51,115	12,193	5,107	1,608
Unrecognized prior service cost	1,835	1,130	1,215	1,354
Unrecognized net transition obligation	(882)	(1,062)	4,078	4,471

Prepaid (accrued) benefit cost	$38,016	$14,410	$(5,413)	$(4,983)

Amounts recognized in the statement of financial position consist of:
Prepaid (accrued) benefit cost	$52,201	$14,410	$(5,413)	$(4,983)
Accrued benefit liability	(17,365)	—	—	—
Intangible asset	1,910	—	—	—
Accumulated other comprehensive income	1,270	—	—	—

Net amount recognized	$38,016	$14,410	$(5,413)	$(4,983)

Weighted-average assumptions as of December 31
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.50%	9.00%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

	Year Ended December 31,			Year Ended December 31,

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost	$7,018	$5,063	$5,636	$99	$87	$312
Interest cost	10,545	9,273	9,296	1,001	883	1,019
Expected return on plan assets	(12,373)	(10,670)	(11,018)	—	—	—
Net amortization and deferral	77	(644)	(1,842)	664	534	571

Net periodic benefit cost	$5,267	$3,022	$2,072	$1,764	$1,504	$1,902

      The expected return on plan assets equals the long-term rate of return multiplied by the market related value, plus the expected contributions, weighted for timing, plus expected expenses, minus the expected distributions, weighed for timing.

      Interest cost equals the discount rate multiplied by the projected benefit obligation plus the service cost minus expected expenses, minus the expected distributions, weighted for timing.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Fair Value of Financial Instruments

      Banknorth discloses fair value information about financial instruments for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, Banknorth’s fair values should not be compared to those of other banks.

      Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of Banknorth. For certain assets and liabilities, the information required under SFAS No. 107 is supplemented with additional information relevant to an understanding of the fair value.

      The following describes the methods and assumptions used by Banknorth in estimating the fair values of financial instruments and certain non-financial instruments:

      Cash and cash equivalents, including cash and due from banks, short-term investments and federal funds sold. For these cash and cash equivalents, which have maturities of 90 days or less, the carrying amounts reported in the balance sheet approximate fair values.

      Securities and loans held for sale. Fair values are based on quoted bid market prices, where available. Where quoted market prices for an instrument are not available, fair values are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instrument being valued. Fair values are calculated based on the value of one unit without regard to premiums or discounts that might result from selling all of Banknorth’s holdings of a particular security in one transaction.

      Loans and leases. The fair values of portfolio loans and leases are estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar quality.

      For certain variable-rate consumer loans, including home equity lines of credit the carrying value approximates fair value.

      For nonperforming loans and certain loans where the credit quality of the borrower has deteriorated significantly, fair values are estimated by discounting cash flows at a rate commensurate with the risk associated with those cash flows.

      Commitments and letters of credit not included in the table have contractual values of $5.5 billion and $4.4 billion at December 31, 2002 and 2001, respectively. These instruments generate ongoing fees at Banknorth’s current pricing levels. Of the commitments at December 31, 2002, 28% mature within one year.

      Mortgage Servicing Rights. The fair value of Banknorth’s mortgage servicing rights at December 31, 2002 was based on a third party valuation analysis which considered the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions at that date.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deposits. The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on the deposit products of similar maturities.

      The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit base intangibles”)

      Borrowings, including federal funds purchased, securities sold under repurchase agreements, borrowings from the Federal Home Loan Bank and other borrowings. The fair value of Banknorth’s long-term borrowings is estimated by discounting cash flows based on current rates available to Banknorth for similar types of borrowing arrangements. For short-term borrowings that mature or reprice in 90 days or less, carrying value approximates fair value.

     Off-balance sheet financial instruments:

      Forward commitments to sell loans held for sale. The fair value of Banknorth’s forward commitments to sell loans reflects the amount Banknorth would receive or pay to terminate the commitment at the reporting date. Of the $234.7 million of forward sales commitments at December 31, 2002, Banknorth had $128.6 million in loans available to sell at that date as well as sufficient loan originations subsequent to December 31, 2002 to fulfill the commitments. Consequently, Banknorth expects to meet all of its forward sales commitments.

      Rate-lock commitments to originate loans held for sale. The fair values on commitment to originate residential loans at an agreed upon rate (rate-locked) are based on the estimated gain or loss that would be recognized had the underlying loans been funded and sold on the reporting date (i.e., mark-to-market value).

      Commercial loan interest rate swaps. The estimated fair value of these derivative financial instruments is based on dealer quotes.

      Loans serviced with recourse. Under certain of Banknorth’s servicing arrangements with investors, Banknorth has $13.1 million of recourse obligations to those serviced loan portfolios. In the event of foreclosure on a serviced loan, Banknorth is obligated to repay the investor to the extent of the investor’s remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while Banknorth cannot project future losses, the fair value of this recourse obligation is deemed to be likewise insignificant.

      A summary of the carrying values and estimated fair values of Banknorth’s significant financial instruments at December 31, 2002 and 2001 follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$717,003	$717,003	$871,211	$871,211
Securities — available for sale	6,731,467	6,731,467	5,817,238	5,817,238
Securities — held to maturity	216,409	221,571	339,623	340,737
Loans held for sale	128,622	135,799	117,674	117,674
Loans and leases, net	13,847,735	14,202,064	12,525,493	12,861,157
Mortgage servicing rights	3,598	3,598	8,484	8,603

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Liabilities:
Deposits (with no stated maturity)	11,005,823	11,005,823	9,408,702	9,408,702
Time deposits	4,658,778	4,719,291	4,812,347	4,842,734
Borrowings	5,432,581	5,595,742	4,552,388	4,601,406
Financial instruments with off-balance sheet notional amounts:
Forward commitments to sell loans	(3,532)	(3,532)	1,011	1,011
Rate-lock commitments to originate loans held for sale	766	766	(189)	(189)
Commercial loan interest rate swaps with borrower	1,546	1,546	—	—
Commercial loan interest rate swaps with broker	(1,546)	(1,546)	—	—

23.	Condensed Financial Information — Parent Company Only

Condensed Financial Statements of Banknorth

	December 31,

	2002	2001

Balance Sheets
Assets:
Cash and due from banks	$22,879	$12,356
Interest bearing deposits with subsidiaries	115,452	18,355
Securities available for sale	42,180	39,311
Investment in subsidiaries	2,235,116	1,796,728
Goodwill and other intangibles	618	9,209
Amounts receivable from subsidiaries	83	23,701
Other assets	16,917	70,609

Total assets	$2,433,245	$1,970,269

Liabilities and shareholders’ equity
Amounts payable to subsidiaries	—	$1,029
Subordinated debentures supporting mandatory redeemable trust securities	344,424	134,021
Other liabilities	24,511	46,104
Shareholders’ equity	2,064,310	1,789,115

Total liabilities and shareholders’ equity	$2,433,245	$1,970,269

      In connection with the consolidation of its eight subsidiary bank charters into one charter on January 1, 2002, Banknorth contributed $64.5 million of non-monetary assets and $4.8 million of liabilities to the banking subsidiary in 2002. These assets and liabilities were previously held by the parent company as they related to services provided across all banks. However, after the consolidation of banking charters,

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these assets and liabilities were contributed to the bank in the form of a non-cash capital contribution. The assets contributed were comprised principally of furniture, equipment, software and intangible assets. The liabilities contributed related mainly to accrued expense of telephone, data processing and marketing costs.

Statements of Income

	Year Ended December 31,

	2002	2001	2000

Operating income:
Dividends from subsidiaries	$112,331	$175,793	$140,480
Net gains (losses) on sales of securities	648	—	—
Other operating income	6,456	4,989	7,909

Total operating income	119,435	180,782	148,389

Operating expenses:
Interest on borrowings	26,994	12,900	12,712
Amortization of goodwill and other intangibles	—	1,847	1,853
Special charges	—	4,277	7,758
Write-off of branch automation project	6,170	—	—
Other operating expenses	3,603	224	336

Total operating expenses	36,767	19,248	22,659

Income before income taxes and equity in undistributed net income of subsidiaries	82,668	161,534	125,730
Income tax benefit	(9,736)	(4,485)	(2,319)

Income before equity in undistributed net income of subsidiaries	92,404	166,019	128,049
Equity in undistributed net income of subsidiaries	206,234	72,776	63,685

Net income	$298,638	$238,795	$191,734

      The Parent Company’s Statement of Changes in Shareholders’ Equity are identical to the Consolidated Statement of Changes in Shareholders’ Equity and therefore are not presented here.

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$298,638	$238,795	$191,734
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Undistributed net income from subsidiaries	(206,234)	(72,776)	(63,685)
Amortization of goodwill and other intangibles	—	1,847	1,853
Decrease in unearned compensation	—	2,005	1,527
Write-off of branch automation project	6,170	—	—
(Increase) decrease in amounts receivable from subsidiaries	23,618	(19,869)	57,705
Decrease (increase) in other assets	(3,969)	(13,705)	(15,525)
Increase (decrease) in amounts payable to subsidiaries	(1,029)	(5,920)	(21,771)
Increase (decrease) in other liabilities	4,813	24,931	(18,785)
Other, net	—	68	(42)

Net cash provided by operating activities	122,007	155,376	133,011

Cash flows from investing activities:
Net decrease (increase) in interest bearing deposits with subsidiaries	(97,097)	49,539	(2,009)
Purchase of available for sale securities	(3,037)	(4,990)	—
Sales of held to maturity securities	—	—	2,854
Maturity of securities purchased under agreements to resell	—	—	12,250
Cash acquired in acquisition	6,110	6,328	—

Net cash (used) provided by investing activities	(94,024)	50,877	13,095

Cash flows from financing activities:
Proceeds from line of credit	25,000	35,000	—
Payment of line of credit	(25,000)	(35,000)	—
Proceeds from sale of trust preferred securities	193,150	—	—
Payment of notes payable	(1,068)	(356)	(1,227)
Dividends paid to shareholders	(85,894)	(72,277)	(70,773)
Treasury stock acquired	(154,054)	(151,546)	(96,585)
Proceeds from stock issued in connection with employee benefit plans	30,406	26,148	21,001

Net cash (used in) provided by financing activities	(17,460)	(198,031)	(147,584)

Net increase (decrease) in cash due from banks	10,523	8,222	(1,478)
Cash and due from banks at beginning of year	12,356	4,134	5,612

Cash and due from banks at end of year	$22,879	$12,356	$4,134

Supplemental disclosure information:
Interest paid on borrowings	$25,229	$12,900	$12,712

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.     Subsequent Events (unaudited)

      On August 22, 2002, Banknorth announced that it had entered into an agreement to acquire Connecticut-based American Financial Holdings, Inc (“American”), parent company of American Savings Bank. American had $2.8 billion of consolidated assets and $438.1 million of shareholders’ equity at December 31, 2002. Under terms of the agreement, each outstanding share of common stock of American will be converted into the right to receive $32.00 in cash or 1.22 shares of Banknorth common stock, plus cash in lieu of any fractional share interest, subject to election and allocation procedures which are intended to ensure that 50% of the outstanding shares of American common stock will be converted into the right to receive Banknorth common stock and 50% of the outstanding American common stock will be converted into cash. The Banknorth and American boards of directors and the American shareholders have approved the agreement. Banknorth has received all required regulatory approvals. The acquisition was completed on February 14, 2003.

25.     Selected Quarterly Data (unaudited)

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$306,569	$313,156	$309,387	$306,006	$314,484	$306,125	$316,635	$326,545
Interest expense	107,006	112,160	109,914	109,520	126,027	136,341	150,935	170,596

Net interest income	199,563	200,996	199,473	196,486	188,457	169,784	165,700	155,949
Provision for loan and lease losses	10,829	10,829	10,828	11,828	13,378	12,061	9,311	7,138

Net interest income after provision for loan and lease losses	188,734	190,167	188,645	184,658	175,079	157,723	156,389	148,811
Noninterest income	84,441	65,505	62,986	61,576	63,599	60,551	57,597	58,756
Special charges	3,258	2,168	1,061	8,204	2,007	—	—	5,608
Noninterest expenses	154,868	139,409	135,730	134,693	136,015	124,632	121,827	119,233

Income before income taxes	115,049	114,095	114,840	103,337	100,656	93,642	92,159	82,726
Income tax expense	37,911	37,233	38,680	34,859	35,152	31,440	32,266	27,343

Net income before extraordinary item and cumulative effect of change in accounting principle	77,138	76,862	76,160	68,478	65,504	62,202	59,893	55,383
Extraordinary item, net of tax	—	—	—	—	(3,897)	—	—	—

Net income before cumulative effect of change in accounting principle	77,138	76,862	76,160	68,478	61,607	62,202	59,893	55,383
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	(290)

Net income	$77,138	$76,862	$76,160	$68,478	$61,607	$62,202	$59,893	$55,093

BANKNORTH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Basic earnings per share:
Net income before extraordinary item and cumulative effect of change in accounting principle	$0.52	$0.52	$0.52	$0.46	$0.45	$0.45	$0.44	$0.39
Extraordinary item, net of tax	—	—	—	—	(0.03)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	—

Basic	$0.52	$0.52	$0.52	$0.46	$0.42	$0.45	$0.44	$0.39

Diluted earnings per share:
Net income before extraordinary item and cumulative effect of change in accounting principle	$0.52	$0.51	$0.51	$0.45	$0.44	$0.45	$0.43	$0.39
Extraordinary item, net of tax	—	—	—	—	(0.03)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	—

	$0.52	$0.51	$0.51	$0.45	$0.41	$0.45	$0.43	$0.39

Independent Auditors’ Report

The Board of Directors

Banknorth Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries (“Banknorth”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Banknorth’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 8 to the Consolidated Financial Statements, effective January 1, 2002, Banknorth adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147, “Acquisitions of Certain Financial Institutions.”

Boston, Massachusetts

January 13, 2003

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      Incorporated by reference to “Election of Directors” on pages 2 through           and “Executive Officers who are not Directors” on pages      and           of our definitive proxy statement, dated March 10, 2003 (the “Proxy Statement”).

Item 11.	Executive Compensation

      Incorporated by reference to “Compensation of Executive Officers and Transactions with Management” on pages      through           of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” on pages      through                of the Proxy Statement.

      Information regarding our equity compensation plans is incorporated by reference to “Equity Compensation Plan Information” on page      of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to “Indebtedness of Management” and “Certain Transactions” on page      of the Proxy Statement.

Item 14.	Controls and Procedures

      Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated balance sheets at December 31, 2002 and 2001

Consolidated statements of income for each of the years in the three-year period ended December 31, 2002

Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2002

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2002

Notes to Consolidated Financial Statements

Independent Auditors’ Report

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

Exhibit No.		Exhibit	Location

3	(a)(1)	Amended and Restated Articles of Incorporation of Banknorth	(1)
3	(a)(2)	Amendments to the Articles of Incorporation of Banknorth	(2)
3	(b)	Bylaws of Banknorth	(3)
4	(a)	Specimen Common Stock certificate	(4)
4	(b)	Stockholder Rights Agreement, dated as of September 12, 1989 and amended and restated as of July 27, 1999 and as of July 25, 2000, between Banknorth and American Stock Transfer & Trust Company, as Rights Agent	(5)
4	(c)	Instruments defining the rights of security holders, including indentures	(6)
10	(a)	Form of Severance Agreement between Banknorth and William J. Ryan
10	(b)	Form of Severance Agreement between Banknorth and each executive officer of Banknorth identified in the Proxy Statement, other than William J. Ryan
10	(c)	Amended and Restated Supplemental Retirement Agreement among Banknorth, its subsidiaries and William J. Ryan
10	(d)(1)	Supplemental Retirement Agreement among Banknorth, its subsidiaries and Peter J. Verrill	(7)
10	(d)(2)	Amendment to Supplemental Retirement Agreement among Banknorth, its subsidiaries and Peter J. Verrill	(3)
10	(e)(1)	Supplemental Retirement Agreement among Banknorth, its subsidiaries and John W. Fridlington	(8)
10	(e)(2)	Amendment to Supplemental Retirement Agreement among Banknorth, its subsidiaries and John W. Fridlington
10	(f)	Banknorth Group, Inc. Supplemental Retirement Plan (which covers each executive officer of Banknorth named in the Proxy Statement, other than Messrs. Ryan, Verrill and Fridlington)
10	(g)	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Key Employees, effective January 1, 2003

Exhibit No.		Exhibit	Location

10	(h)	1986 Stock Option and Stock Appreciation Rights Plan, as amended	(9)
10	(i)	Amended and Restated Employee Stock Purchase Plan	(10)
10	(j)	Amended and Restated Restricted Stock Plan for Non-Employee Directors	(11)
10	(k)	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors	(12)
10	(l)(1)	Amended and Restated 401(k) Plan, effective January 1, 2001	(12)
10	(l)(2)	Form of First Amendment to Amended and Restated 401(k) Plan, dated October 1, 2002
10	(l)(3)	Form of Second Amendment to Amended and Restated 401(k) Plan, dated December 18, 2002
10	(m)	1996 Equity Incentive Plan, as amended
10	(n)	Executive Incentive Plan
10	(o)	Bank of New Hampshire Corporation Executive Excess Benefit Plan for Paul R. Shea	(13)
10	(p)	Supplemental Executive Retirement Plan of Evergreen Bancorp, Inc. (which covers only Director Dougan)	(14)
10	(q)	2003 Equity Incentive Plan	(15)
21		Subsidiaries of Banknorth Group, Inc.
23		Consent of KPMG LLP
99	(a)	Certification of Chief Executive Officer Under 18 U.S.C. §1350
99	(b)	Certification of Chief Financial Officer Under 18 U.S.C. §1350

(1)	Incorporated by reference to Exhibit A to the Agreement and Plan of Merger, dated as of October 27, 1997, between Banknorth and CFX Corporation, which agreement is included as Exhibit A to the Prospectus/ Proxy Statement included in the Form S-4 Registration Statement (No. 333-23991) filed by Banknorth with the SEC on December 31, 1997.

(2)	Exhibits are incorporated by reference to (i) the proxy statement filed by Banknorth with the SEC on March 23, 1998, (ii) the proxy statement filed by Banknorth with the SEC on March 22, 2000 and (iii) the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000, which describes an amendment which changed the name of the registrant to “Banknorth Group, Inc.”

(3)	Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth for the year ended December 31, 2000.

(4)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000.

(5)	Exhibit is incorporated by reference to the Form 8-A/A report filed by Banknorth with the SEC on July 26, 2000.

(6)	Banknorth has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of Banknorth and its subsidiaries on a consolidated basis. Banknorth hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(7)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 1990.

(8)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 1995.

(9)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by Banknorth with the SEC on February 22, 1988. An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by Banknorth with the SEC on March 24, 1994.

(10)	Exhibit is incorporated by reference to the proxy statement dated March 22, 2002 filed by Banknorth with the SEC.

(11)	Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth for the year ended December 31, 1996.

(12)	Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth for the year ended December 31, 2001.

(13)	Exhibit is incorporated by reference to the Form 10-K report filed by Bank of New Hampshire Corporation (File No. 0-9517) for the year ended December 31, 1994.

(14)	Exhibit is incorporated by reference to the Form 10-K report filed by Evergreen Bancorp, Inc. for the year ended December 31, 1996.

(15)	Exhibit is incorporated by reference to the proxy statement dated March 10, 2003 filed by Banknorth with the SEC.

      Banknorth’s management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(p).

      (b) Banknorth did not file a Current Report on Form 8-K during the fourth quarter of the period covered by this report.

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

Date: March 7, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ GARY G. BAHRE Gary G. Bahre	Director	Date: March 7, 2003

/s/ P. KEVIN CONDRON P. Kevin Condron	Director	Date: March 7, 2003

/s/ GEORGE W. DOUGAN George W. Dougan	Director	Date: March 7, 2003

Allen M. Glick	Director

/s/ LUTHER F. HACKETT Luther F. Hackett	Director	Date: March 7, 2003

/s/ COLLEEN KHOURY Colleen Khoury	Director	Date: March 7, 2003

/s/ DANA S. LEVENSON Dana S. Levenson	Director	Date: March 7, 2003

/s/ JOHN M. NAUGHTON John M. Naughton	Director	Date: March 7, 2003

/s/ MALCOLM W. PHILBROOK, JR. Malcolm W. Philbrook, Jr.	Director	Date: March 7, 2003

/s/ ANGELO P. PIZZAGALI Angelo P. Pizzagali	Director	Date: March 7, 2003

/s/ IRVING E. ROGERS, III Irving E. Rogers, III	Director	Date: March 7, 2003

/s/ WILLIAM J. RYAN William J. Ryan	Chairman, President and Chief Executive Officer (principal executive officer)	Date: March 7, 2003

/s/ CURTIS M. SCRIBNER Curtis M. Scribner	Director	Date: March 7, 2003

Paul R. Shea	Director

/s/ GERRY S. WEIDEMA Gerry S. Weidema	Director	Date: March 7, 2003

/s/ PETER J. VERRILL Peter J. Verrill	Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)	Date: March 7, 2003

/s/ STEPHEN J. BOYLE Stephen J. Boyle	Executive Vice President and Controller (principal accounting officer)	Date: March 7, 2003

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

      I, William J. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of Banknorth Group, Inc. (the “Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. RYAN

William J. Ryan
Chief Executive Officer

Date: March 10, 2003

SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, Peter J. Verrill, certify that:

1. I have reviewed this annual report on Form 10-K of Banknorth Group, Inc. (the “Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER J. VERRILL

Peter J. Verrill
Chief Financial Officer

Date: March 10, 2003