Form 10-Q
period 2003-03-31
BANKNORTH GROUP INC/ME
filed 2003-05-13
CIK 829750

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31251

BANKNORTH GROUP, INC.

(Exact name of Registrant as specified in its charter)

Maine	01-0437984

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Portland Square, Portland, Maine	04112

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of April 30, 2003 is:

Common stock, par value $.01 per share	162,610,564
(Class)	(Outstanding)

Available on the Web @ www.banknorth.com

INDEX
BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2003	December 31, 2002

Assets
Cash and due from banks	$604,779	$690,250
Federal funds sold and other short term investments	2,838	79,753
Securities available for sale, at market value	7,674,151	6,731,467
Securities held to maturity (fair value of $197,752 and $221,571 at March 31, 2003 and December 31, 2002, respectively)	193,181	216,409
Loans held for sale	87,396	128,622
Loans and leases:
Residential real estate mortgages	3,028,851	2,382,197
Commercial real estate mortgages	5,016,865	4,792,049
Commercial business loans and leases	3,080,034	2,968,474
Consumer loans and leases	4,453,423	3,913,288

Total loans and leases	15,579,173	14,056,008
Less: Allowance for loan and lease losses	226,677	208,273

Net loans and leases	15,352,496	13,847,735

Premises and equipment, net	278,316	271,677
Goodwill	1,095,476	660,684
Identifiable intangible assets	41,292	34,474
Mortgage servicing rights	3,620	3,598
Bank-owned life insurance	470,645	380,405
Other assets	451,101	373,867

Total assets	$26,255,291	$23,418,941

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,439,896	$1,940,195
Money market access and NOW accounts	6,632,023	6,091,429
Certificates of deposit	5,381,509	4,658,778
Demand deposits	3,093,152	2,974,199

Total deposits	17,546,580	15,664,601
Short-term borrowings	1,164,039	1,276,467
Long-term borrowings	4,534,670	3,861,058
Company obligated, mandatorily redeemable securities of subsidiary trusts holding solely parent junior subordinated debentures	295,056	295,056
Other liabilities	216,752	258,274

Total liabilities	23,757,097	21,355,456

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued 2003 — 182,292,973; Issued 2002 — 168,892,284)	1,823	1,689
Paid-in capital	1,438,913	1,059,778
Retained earnings	1,326,656	1,269,422
Treasury stock, at cost (18,411,870 shares in 2003 and 18,313,517 shares in 2002)	(385,286)	(382,350)
Accumulated other comprehensive income	116,088	114,946

Total shareholders’ equity	2,498,194	2,063,485

Total liabilities and shareholders’ equity	$26,255,291	$23,418,941

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Interest and dividend income:
Interest and fees on loans and leases	$220,285	$221,784
Interest and dividends on securities	89,042	84,222

Total interest and dividend income	309,327	306,006

Interest expense:
Interest on deposits	51,391	64,841
Interest on borrowed funds	51,799	44,679

Total interest expense	103,190	109,520

Net interest income	206,137	196,486
Provision for loan and lease losses	10,901	11,828

Net interest income after provision for loan and lease losses	195,236	184,658

Noninterest income:
Deposit services	22,526	18,960
Insurance brokerage commissions	12,357	10,155
Merchant and electronic banking income, net	9,118	7,749
Trust and investment management services	7,351	8,277
Bank-owned life insurance	5,342	4,376
Investment planning services	3,256	2,718
Net securities gains	2,782	19
Other noninterest income	15,506	9,322

	78,238	61,576

Noninterest expenses:
Compensation and employee benefits	80,693	75,298
Data processing	10,178	10,582
Occupancy	14,909	12,498
Equipment	11,250	9,730
Advertising and marketing	5,060	3,978
Amortization of identifiable intangible assets	1,997	1,584
Merger and consolidation costs	4,450	8,204
Other noninterest expenses	21,371	21,023

	149,908	142,897

Income before income tax expense	123,566	103,337
Applicable income tax expense	42,173	34,859

Net income	$81,393	$68,478

Basic earnings per share	$0.52	$0.46
Diluted earnings per share	$0.51	$0.45
Weighted average shares outstanding:
Basic	157,667	149,347
Diluted	159,328	151,116

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common				Unearned		Other
	Shares	Common	Paid-in	Retained	Compen-	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	sation	Stock	Income (Loss)	Total

Balances at December 31, 2002	150,579	$1,689	$1,059,778	$1,269,422	$0	($382,350)	$114,946	$2,063,485
Net income	—	—	—	81,393	—	—	—	81,393
Unrealized gain on available for sale securities, net of tax and reclassification adjustment	—	—	—	—	—	—	215	215
Unrealized gain on cash flow hedges, net of tax and reclassification adjustment	—	—	—	—	—	—	927	927

Comprehensive income								82,535
Issuance of stock for acquisitions	13,401	134	382,669	—	—	—	—	382,803
Treasury stock issued for employee benefit plans	601	—	(2,788)	—	—	11,548	—	8,760
Treasury stock purchased	(700)	—	—	—	—	(15,524)	—	(15,524)
Distribution of restricted stock	—	—	(746)	—	—	1,040	—	294
Cash dividends	—	—	—	(24,159)	—	—	—	(24,159)

Balances at March 31, 2003	163,881	$1,823	$1,438,913	$1,326,656	$0	($385,286)	$116,088	$2,498,194

Balances at December 31, 2001	151,221	$1,651	$958,764	$1,056,678	($1,017)	($267,529)	$40,568	$1,789,115
Net income	—	—	—	68,478	—	—	—	68,478
Unrealized gain on available for sales securities, net of tax and reclassification adjustment		—	—	—	—	—	(28,393)	(28,393)
Unrealized gain on cash flow hedges, net of tax and reclassification adjustment	—	—	—	—	—	—	(14)	(14)

Comprehensive income								40,071
Treasury stock issued for employee benefit plans	1,198	—	(5,525)	—	—	23,118	—	17,593
Treasury stock purchased	(5,501)	—	—	—	—	(132,815)	—	(132,815)
Issuance and distribution of restricted stock	—	—	(421)	—	—	771	—	350
Decrease in unearned compensation-ESOP	—	—	3,421	—	562	—	—	3,983
Cash dividends	—	—	—	(20,260)	—	—	—	(20,260)

Balances at March 31, 2002	146,918	$1,651	$956,239	$1,104,896	($455)	($376,455)	$12,161	$1,698,037

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$81,393	$68,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	10,901	11,828
Depreciation and amortization	10,556	17,475
Amortization of other intangibles	1,997	1,584
Provision for deferred tax expense	6,984	3,676
ESOP expense	—	3,983
Issuance and amortization of restricted stock units	294	350
Net (gains) realized from sales of securities	(2,782)	(19)
Net (gains) realized from sales of loans held for sale	(4,031)	(2,179)
Earnings from bank owned life insurance	(5,342)	(4,376)
Net decrease (increase) in mortgage servicing rights	450	(19)
Proceeds from sales of loans held for sale	261,154	216,023
Residential loans originated and purchased for sale	(214,470)	(158,641)
Net (increase) decrease in interest and dividends receivable and other assets	(13,861)	(10,617)
Net increase (decrease) in other liabilities	(44,608)	(44,752)

Net cash provided by operating activities	88,635	102,794

Cash flows from investing activities:
Proceeds from sales of securities available for sale	471,817	220,150
Proceeds from maturities and principal repayments of securities available for sale	878,571	608,768
Purchases of securities available for sale	(1,681,598)	(1,043,295)
Proceeds from maturities and principal repayments of securities held to maturity	23,228	28,899
Net (increase) in loans and leases	(78,383)	(63,185)
Net additions to premises and equipment	(3,566)	(9,931)
Purchases of bank owned life insurance	—	(40,000)
Payment for acquisitions, net of cash acquired	48,354	—

Net cash (used in) investing activities	(341,577)	(298,594)

Cash flows from financing activities:
Net increase (decrease) in deposits	(37,865)	(89,622)
Net increase (decrease) in securities sold under repurchase agreements	462,585	(23,428)
Proceeds from Federal Home Loan Bank borrowings	(23,455)	3,280
Payments on Federal Home Loan Bank borrowings	(328,827)	(117,865)
Net increase (decrease) in other borrowings	18,191	(35,233)
Issuance of securities of subsidiary trusts, net	—	193,150
Treasury stock issued for employee benefit plans	8,760	17,593
Purchase of treasury stock	(15,524)	(132,815)
Cash dividends paid to shareholders	(24,159)	(20,259)

Net cash provided (used) by financing activities	59,706	(205,199)

Increase (decrease) in cash and cash equivalents	(193,236)	(400,999)
Cash and cash equivalents at beginning of period	717,003	871,211

Cash and cash equivalents at end of period	$523,767	$470,212

For the three months ended March 31, 2003 and 2002, interest of $100,125 and $106,425 and income taxes of $12,513 and $1,055 were paid, respectively

See accompanying Notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(In thousands, except per share data and as noted) (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. Banknorth Group, Inc. (“Banknorth”) has not changed its significant accounting and reporting policies from those disclosed in its 2002 Annual Report. Banknorth has adopted the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as shown in Note 3. Banknorth has also adopted Statement of Financial Accounting Standards (“SFAS”) No. 145 which, among other things, rescinds SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. All prior period items that did not meet the extraordinary item classification criteria in Opinion No. 30 were reclassified. There have been no significant changes in the methods or assumptions used in the accounting policies which require material estimates and assumptions.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included herein. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 — Acquisitions

Acquisitions are an important part of Banknorth’s strategic plans. The following table summarizes acquisitions completed since January 1, 2002. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction Related Items

		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

American Financial Holdings, Inc.	2/14/2003	$2,690.3	$408.2	$425.8	$9.2	$328.5	13.4	$711.3
Warren Bancorp, Inc.	12/31/2002	466.1	45.3	93.0	2.7	59.8	2.7	136.6
Bancorp Connecticut, Inc.	8/31/2002	661.7	61.4	98.0	8.7	161.2	—	154.2
Ipswich Bancshares, Inc.	7/26/2002	318.0	13.9	23.5	4.8	19.9	0.9	40.1
Insurance agency acquisition	7/2/2002	2.5	—	5.6	2.2	—	0.2	7.4

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for American Financial Holdings, Inc. at the date of acquisition.

Assets:
Investments	$608,291
Loans and leases, net	1,437,279
Premises and equipment	13,629
Mortgage servicing rights	472
Goodwill	425,775
Other intangibles	9,241
Other assets	542,850

Total assets acquired	3,037,537

Liabilities:
Deposits	1,923,154
Borrowings	399,960
Other liabilities	3,077

Total liabilities assumed	2,326,191

Net assets acquired	$711,346

Banknorth expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition date will be recorded after March 31, 2003, although such adjustments are not expected to be significant.

Merger charges related to the American acquisition recorded as an expense by Banknorth totaled $3.3 million ($2.1 million after-tax). In addition, Banknorth accrued $13.6 million ($8.8 million after-tax) of merger-related costs for severance, contract terminations, and asset write-downs with an offsetting charge to goodwill. Prior to the acquisition date, American recorded cash and non-cash merger related charges. Contractual obligations payable to certain executives of American upon a change in control totaling $15.0 million ($9.8 million after-tax) were accrued by American on February 14, 2003. The following non-cash merger related charges triggered upon change in control were also recorded by American on February 14, 2003: (i) $37.3 million (which is non-deductible for tax purposes) for allocation of unallocated ESOP shares and (ii) $22.1 million ($14.4 million after-tax) for the accelerated vesting of stock options and restricted stock awards. These non-cash merger charges were recorded by American as merger expenses with an offsetting credit to shareholders’ equity.

Note 3 — Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. Banknorth has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted and the effects of the Employee Stock Purchase Plan. There were no options granted during the quarter ended March 31, 2003. Had Banknorth determined compensation cost based on the fair value at the grant date for its stock options and expense related to the employee stock purchase plan under SFAS No. 123, its net income would have been reduced to the pro forma amounts indicated as follows:

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$81,393	$68,478
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,751)	(2,940)
Less tax effect	1,313	1,029

Net of related tax effects	(2,438)	(1,911)

Proforma net income	$78,955	$66,567

Earnings per share
Basic — As reported	$0.52	$0.46
Proforma	$0.50	$0.45
Diluted — As reported	$0.51	$0.45
Proforma	$0.50	$0.44

On April 22, 2003, the Financial Accounting Standards Board (“FASB”) decided to require all companies to expense the value of employee stock options. It has also tentatively decided in principle to measure employee equity-based awards at their date of grant and will later decide the method for determining the cost of employee stock options, as well as the extent to which a final Statement on this matter will permit adjustments for actual forfeitures and actual performance outcomes, which will affect the amount of compensation cost recognized over the employee service period. The FASB plans to issue an exposure draft later this year, which could become effective in 2004. Until a new Statement is issued, the provisions of SFAS No. 123 remain in effect.

Note 4 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the three months ended March 31, 2003 follows:

		Identifiable Intangible Assets

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Balance, December 31, 2002	$660,684	$28,438	$6,036	$34,474
Recorded during the year	425,775	6,443	4,708	11,151
Adjust Warren’s estimated CDI to actual	2,244	(2,244)	—	(2,244)
Amortization expense	—	(1,175)	(822)	(1,997)
Massachusetts REIT adjustment (see Note 13)	5,904	—	—	—
Other adjustments of purchase accounting estimates	869	—	(92)	(92)

Balance, March 31, 2003	$1,095,476	$31,462	$9,830	$41,292

Estimated Annual Amortization Expense:
2003	—	$4,576	$4,338	$8,914
2004	—	3,841	2,174	6,015
2005	—	3,550	1,017	4,567
2006	—	3,364	269	3,633
2007	—	3,245	269	3,514
thereafter	—	14,062	673	14,735

The components of identifiable intangible assets follows:

	March 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$61,286	$29,824	$31,462
Other identifiable intangibles	11,639	1,809	9,830

Total	$72,925	$31,633	$41,292

Note 5 — Short-term borrowings

A summary of short-term borrowings follows:

	March 31, 2003	December 31, 2002

Securities sold under agreements to repurchase — retail	$1,061,613	$1,222,466
Federal funds purchased	83,850	53,000
Treasury, tax and loan notes	18,576	1,001

	$1,164,039	$1,276,467

Note 6 — Long-term Debt

A summary of long-term debt (debt with original maturities of more than one year) follows:

	March 31, 2003	December 31, 2002

Federal Home Loan Bank advances	$2,453,698	$2,482,582
Securities sold under agreements to repurchase — wholesale	1,871,049	1,171,049
Subordinated long-term debt 7.625%, due 2011	201,880	200,000
Other long-term debt	8,043	7,427

Total	$4,534,670	$3,861,058

In the first quarter of 2003, Banknorth entered into an interest rate swap agreement for $200 million to hedge the fair value of the $200 million subordinated debt (fixed rate of 7.625% due in 2011). The effect of the hedge, which is accounted as a fair value hedge, is to synthetically convert this fixed rate debt to a variable rate set at 3 month LIBOR plus 3.47%.

Note 7 — Capital Trust Securities

The following is a summary of the capital trust securities outstanding as of March 31, 2003:

	Issuance		Stated	Maturity
Name	Date	Amount	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,556	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,056

Note 8 — Shareholders’ Equity

During the three months ended March 31, 2003, Banknorth repurchased 700,000 shares of its outstanding common stock at an average price of $22.18. At March 31, 2003, there were a total of 6.6 million shares remaining under existing repurchase authorizations. See Note 14 for more information regarding stock repurchases.

Note 9 — Comprehensive Income

The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income included in shareholders’ equity for the periods indicated.

	Pre-tax	Tax	Net of
	Amount	Effect	Tax

March 31, 2003
Unrealized gain (loss) on securities available for sale	$3,363	($1,340)	$2,023
Unrealized gain (loss) on cash flow hedges	(3,102)	1,085	(2,017)
Reclassification adjustment for gains (losses) realized in net income	1,747	(611)	1,136

Net change in unrealized gains (losses)	$2,008	($866)	$1,142

March 31, 2002
Unrealized gain (loss) on securities available for sale	($43,663)	$15,282	($28,381)
Unrealized gain (loss) on cash flow hedges	(349)	122	(227)
Reclassification adjustment for gains (losses) realized in net income	310	(109)	201

Net change in unrealized gains (losses)	($43,702)	$15,295	($28,407)

Note 10 — Earnings Per Share

The computations of basic and diluted net income per share and weighted average shares outstanding follow:

	Three Months Ended
	March 31,

	2003	2002

Net income	$81,393	$68,478

Weighted average basic common shares outstanding	157,667	149,347
Effect of dilutive stock options	1,661	1,769

Weighted average diluted common shares outstanding	159,328	151,116

Basic earnings per share	$0.52	$0.46

Diluted earnings per share	$0.51	$0.45

For the three months ended March 31, 2003 and 2002, options to purchase 4.1 million and 68 thousand shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Note 11 — Other noninterest income

The following table presents the detail of other noninterest income for the periods indicated:

	Three Months Ended March 31,

	2003	2002

Covered call premiums	$7,039	$2,569
Loan fee income	5,102	5,436
Other income	3,365	1,317

Total	$15,506	$9,322

Note 12 — New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. Banknorth is currently assessing the impact of this statement on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to variable interest in variable interest entities created or obtained after January 31, 2003. Banknorth adopted the provisions of FASB Interpretation No. 46 with no material impact on its financial condition or results of operations, earnings per share or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock-based employee compensation, including stock options. In addition, the Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. Banknorth adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. Banknorth currently uses the intrinsic method of accounting for stock options.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the recording at fair value the issuance of guarantees which would include the issuance of standby letters of credit. Banknorth adopted the provisions of FASB Interpretation No. 45 beginning January 1, 2003. At March 31, 2003, the approximate fair value of standby letters of credit were $1.3 million. Adoption of the Interpretation did not materially affect our financial condition, results of operations, earnings per share or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement was applied to exit or disposal activities initiated after December 31, 2002. Adoption of this standard did not materially affect our financial condition, results of operations, earnings per share or cash flows.

In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted SFAS 145 January 1, 2003. Upon adoption, we reclassified to other income an extraordinary item from the early extinguishment of debt of $3.9 million after-tax, or $.03 per diluted share in the fourth quarter of 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard effective January 1, 2003 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

Note 13 — State Tax Assessment

During 2002, notices to assess tax plus interest for the years 2001, 2000 and 1999 were received from the Massachusetts Department of Revenue (“DOR”) related to certain banks that Banknorth acquired through December 2002 which had a real estate investment trust (“REIT”) in its corporate structure. The acquired banks are among at least 40 banking institutions in Massachusetts that have received notices of this type. These acquired banks have since been combined with Banknorth, NA. The DOR contends that dividend distributions from a REIT to a parent company are fully taxable in Massachusetts.

To further bolster the DOR position discussed above, on March 5, 2003, legislation was enacted in Massachusetts that seeks to retroactively disallow the dividends received deduction from a REIT effective for tax years ending on or after December 31, 1999. Additionally, for tax years 2002 and later, this legislation gives the DOR expanded powers for reviewing the business purpose of transactions that have tax benefits. The aggregate assessment of tax in connection with our acquired banks for 2001, 2000 and 1999 is approximately $5.9 million, net of Federal benefit. As a result of the new law, in March 2003, we recorded the amount of the aggregate tax assessment as taxes payable with an offsetting increase to the goodwill previously recorded by us in connection with these acquisitions.

Banknorth disagrees with the position of the DOR and contends that the legislative changes may not be applied retroactively. With respect to the assessments issued to the acquired banks, it is Banknorth’s position that Massachusetts law provides for a 95% dividends-received deduction during those years ended prior to enactment of the legislation. It is not currently possible to predict the ultimate outcome of this matter.

Note 14 — Subsequent Events

On April 30, 2003, we issued $150 million in 3.75% Senior Notes due May 1, 2008. Interest on the notes is scheduled to be paid semi-annually on May 1 and November 1 of each year and the notes are not redeemable prior to their maturity. There are no sinking fund provisions for the notes. On April 30, 2003, we also entered into a 5-year interest rate swap agreement to convert the fixed rate senior notes to a variable rate note. Under the agreement, we pay 3 month LIBOR plus 0.41% and receive a fixed rate of 3.75% on a $150 million notional amount. This is accounted for as a fair value hedge.

In April 2003, as part of a deleveraging strategy, we sold approximately $850 million of investment securities and paid off a similar amount of borrowings. The gain on the sale of these securities of approximately $29 million was substantially offset by a similar amount of prepayment penalties on the early payoff of borrowings. The weighted average yield on these securities was 5.22% while the weighted average cost of the bonds was 4.49%. In addition, during April 2003, we repurchased 2.4 million shares of our common stock in the open market.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)

Overview

Banknorth’s financial statements for the three months ended March 31, 2003 reflect the acquisition of American Financial Holdings, Inc. (“American”) from the date of acquisition on February 14, 2003. American had total assets of $2.7 billion at the date of acquisition. In addition, the financial statements reflect the acquisitions of Community Insurance Agencies, Inc. (“Community”), which closed on July 2, 2002, Ipswich Bancshares, Inc. (“Ipswich”), which closed on July 26, 2002, Bancorp Connecticut, Inc. (“Bancorp”), which closed on August 31, 2002, and Warren Bancorp (“Warren”), which closed on December 31, 2002. These 2002 acquisitions increased total assets by $1.7 billion. All of these mergers were accounted for under the purchase method of accounting, and as a result, the assets and liabilities of these companies and their results of operations have been included in our financial statements since the date of acquisition.

SUMMARY

We reported consolidated net income of $81.4 million, or $0.51 per diluted share, for the first quarter of 2003 as compared with $68.5 million, or $0.45 per diluted share, for the first quarter of 2002, an increase of 19% over the quarterly earnings in the first quarter of 2002. Our growth in net income for the quarter ended March 31, 2003 over the same quarter last year was due in part to acquisitions completed in 2002 and 2003. Results were diminished by the effect of merger-related charges and branch closing costs and, in the first quarter of 2002, charter consolidation costs. Such charges totaled $4.5 million ($2.9 million after-tax) for the three months ended March 31, 2003 and $8.2 million ($5.3 million after-tax) for the three months ended March 31, 2002.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 14.26% and 1.32%, respectively, for the quarter ended March 31, 2003 and were 15.73% and 1.36%, respectively, for the comparable quarter last year.

Results for the first quarter of 2003 improved over the first quarter of 2002 due primarily to the benefit of acquisitions, combined with strong fee income and our ability to compete successfully in our existing markets. Net interest income increased by $9.7 million (or 5%) over the first quarter of last year as a volume increase more than offset a 57 basis point decline in net interest margin. Noninterest income was $78.2 million and $61.6 million for the quarters ended March 31, 2003 and 2002, respectively, a 27% increase. Noninterest expenses totaled $149.9 million and $142.9 million for the quarters ended March 31, 2003 and 2002, respectively, an increase of 5%. The added expenses resulting from acquisitions were mitigated by lower incentive expense and lower merger and consolidation costs. The efficiency ratio was 52.71% in the first quarter of 2003 compared to 55.37% in the comparable period last year. For a description of the methodology we use to calculate the efficiency ratio, see Note 5 to Table 1.

Selected quarterly data, ratios and per share data are provided in Table 1.

TABLE 1 — Selected Quarterly Data

		2003	2002

		First	Fourth	Third	Second	First

Net interest income	A	$206,137	$199,563	$200,996	$199,473	$196,486
Provision for loan and lease losses		10,901	10,829	10,829	10,829	11,828

Net interest income after loan and lease loss provision		195,236	188,734	190,167	188,644	184,658
Noninterest income (1)	B	75,456	77,736	65,296	62,636	61,557
Net securities gains	C	2,782	6,705	208	350	19
Noninterest expenses (excluding merger and consolidation costs) (2)	D	145,458	154,868	139,409	135,730	134,693
Merger and consolidation costs (2)	E	4,450	3,258	2,168	1,061	8,204

Income before income taxes		123,566	115,049	114,094	114,839	103,337
Income tax expense		42,173	37,911	37,232	38,680	34,859

Net income		$81,393	$77,138	$76,862	$76,159	$68,478

Weighted Average shares outstanding:
Basic		157,667	148,226	148,099	147,233	149,347
Diluted		159,328	149,389	149,662	149,064	151,116
Basic earnings per share:		$0.52	$0.52	$0.52	$0.52	$0.46
Diluted earnings per share:		$0.51	$0.52	$0.51	$0.51	$0.45
Return on average assets (3)		1.32%	1.35%	1.40%	1.46%	1.36%
Return on average equity (3)		14.26%	15.75%	16.25%	17.44%	15.73%
Net interest margin (fully-taxable equivalent) (3)		3.66%	3.86%	4.03%	4.18%	4.24%
Noninterest income as a percent of total income (4)		27.51%	29.73%	24.58%	24.00%	23.86%
Efficiency ratio (5)		52.71%	55.68%	53.12%	52.12%	55.37%

(1)	Excludes securities transactions.

(2)	Merger and consolidation costs consist of merger charges, charter consolidation costs, asset write-downs and branch closing costs where applicable. See Table 5.

(3)	Annualized.

(4)	Represents noninterest income (including net securities gains) as a percentage of net interest income and noninterest income (including net securities gains). Noninterest income as a percent of total income is calculated as (B+C) divided by (A+B+C).

(5)	Represents noninterest expenses (including merger and consolidation costs) as a percentage of net interest income and noninterest income (including net securities gains). Efficiency ratio is calculated as (D+E) divided by (A+B+C).

RECENT DEVELOPMENTS

In April and early May 2003, we implemented a deleveraging strategy which is meant to benefit our net interest margin, mitigate interest rate risk and reduce optionality in our balance sheet while being neutral to earnings per share. As of May 2, 2003, we had sold $850 million of investment securities (which had a combined yield of 5.22%) and used the proceeds to payoff a like amount of borrowings (which had a combined cost of 4.49%). The gain on sale of the securities totaled $29.2 million, while the prepayment charges on the borrowings totaled $28.5 million. The reduction in assets freed up about $51 million of Tier 1 leverage capital which has been used to repurchase approximately 2.4 million shares of our common stock in the open market. We estimate that the benefit to the net interest margin in the second quarter of this year will be approximately 0.07%. Had the deleveraging been completed as of April 1, 2003, the benefit to the net interest margin in the second quarter would have been approximately 0.11%. We anticipate that another approximately $50 million of assets will be sold, with offsetting reduction in borrowings, in the second quarter.

In April 2003, we issued $150 million of 5-year senior notes carrying a fixed rate of 3.75%. We simultaneously entered into a $150 million interest rate swap agreement pursuant to which we will receive a fixed rate of 3.75% and pay a variable rate based on 3 month LIBOR plus 0.41%. This swap will be accounted for as a fair value hedge of the notes. The proceeds from the notes offering will be used for general corporate purposes, which may include repurchases of our common stock.

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

Fully-taxable equivalent net interest income for the first quarter of 2003 increased $9.6 million, or 5%, compared to the first quarter of 2002. This increase was primarily attributable to increases in the volume of interest-earning assets and interest-bearing liabilities. Average earning assets increased $4.0 billion, or 21%, for the three months ended March 31, 2003 compared to the same period in the prior year, primarily as a result of acquisitions. Average loans and leases increased by $2.1 billion, or 17%, compared to the first quarter of 2002 due primarily to acquisitions and, to a lesser extent, internal loan growth. Average loans as a percent of average earning assets was 65% and 68% for the quarters ended March 31, 2003 and 2002, respectively. Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, decreased from 4.23% to 3.66% during the three months ended March 31, 2002 and 2003, respectively, a decline of 13% (or 57 basis points). The primary reason for this margin compression were the effects of acquisitions (13 basis points, including cash paid and lower margins on acquired banks), a heavier weighting of U. S. agency securities in our investment portfolio versus mortgage-backed securities (10 basis points) with the balance of the decline relating to the impact of prepayments and repricing on loans, securities, deposits and borrowings in a declining rate environment. Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, decreased from 3.83% to 3.37% on a fully-taxable equivalent basis during the three months ended March 31, 2002 and 2003, respectively, primarily due to a 63 basis point decrease in rates paid on interest-bearing liabilities compared to a 109 basis point decrease in interest rates earned on interest-earning assets.

We have taken some actions to increase the net interest margin. In March 2003, we entered into an interest rate swap agreement to hedge the fair value of our banking subsidiary’s $200 million subordinated debt (fixed rate of 7.625% maturing in 2011). The effect of this hedge is to synthetically convert this fixed rate debt to a variable rate set at 3 month LIBOR plus 3.47%. For additional recent actions in this regard, see “Recent Developments.”

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

TABLE 2 — Average Balances, Yields and Rates

	2003 First Quarter			2002 Fourth Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,792,615	$41,652	5.97%	$2,641,957	$42,420	6.42%
Commercial real estate mortgages	4,913,188	77,810	6.42	4,504,625	76,131	6.71
Commercial business loans and leases	3,006,370	39,475	5.32	2,844,994	39,940	5.57
Consumer loans and leases	4,186,917	62,178	6.02	3,830,542	62,237	6.45

Total loans and leases	14,899,090	221,115	6.00	13,822,118	220,728	6.35
Investment securities (3)	7,879,925	89,449	4.54	6,896,813	86,959	5.04
Federal funds sold and other short-term investments	4,535	25	2.21	22,576	88	1.54

Total earning assets	22,783,550	310,589	5.50	20,741,507	307,775	5.91

Noninterest-earning assets	2,283,927			1,904,181

Total assets	$25,067,477			$22,645,688

Interest-bearing deposits:
Regular savings	$2,173,771	3,075	0.57	$1,835,068	3,213	0.69
NOW and money market accounts	6,217,880	15,707	1.02	5,889,603	18,944	1.28
Certificates of deposit	5,012,351	32,609	2.64	4,624,776	33,753	2.90
Brokered deposits	—	—	0.00	22,431	96	1.70

Total interest-bearing deposits	13,404,002	51,391	1.55	12,371,878	56,006	1.80
Borrowed funds	6,272,657	51,799	3.34	5,296,244	51,000	3.83

Total interest-bearing liabilities	19,676,659	103,190	2.13	17,668,122	107,006	2.41

Non-interest bearing deposits	2,905,737			2,837,369
Other liabilities	170,732			196,567
Shareholders’ equity	2,314,349			1,943,630

Total liabilities and shareholders’ equity	$25,067,477			$22,645,688

Net earning assets	$3,106,891			$3,073,385

Net interest income (fully-taxable equivalent)		207,399			200,769
Less: fully-taxable equivalent adjustments		(1,262)			(1,206)

Net interest income		$206,137			$199,563

Net interest rate spread (fully-taxable equivalent)			3.37%			3.50%
Net interest margin (fully-taxable equivalent)			3.66%			3.86%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity

TABLE 2 — Average Balances, Yields and Rates

	2002 Third Quarter			2002 Second Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,657,333	$44,205	6.65%	$2,569,964	$43,946	6.84%
Commercial real estate mortgages	4,347,508	75,210	6.86	4,216,766	74,347	7.07
Commercial business loans and leases	2,754,430	40,327	5.81	2,595,548	39,333	6.08
Consumer loans and leases	3,662,187	62,624	6.78	3,530,040	62,158	7.06

Total loans and leases	13,421,458	222,366	6.58	12,912,318	219,784	6.82
Investment securities (3)	6,487,448	91,518	5.64	6,276,523	90,804	5.79
Federal funds sold and other short-term investments	118,281	510	1.71	25,856	52	0.81

Total earning assets	20,027,187	314,394	6.25	19,214,697	310,640	6.48

Noninterest-earning assets	1,770,564			1,676,185

Total assets	$21,797,751			$20,890,882

Interest-bearing deposits:
Regular savings	$1,773,402	4,207	0.94	$1,716,942	4,061	0.95
NOW and money market accounts	5,608,231	21,649	1.53	5,246,053	19,897	1.52
Certificates of deposit	4,736,817	36,307	3.04	4,652,499	37,273	3.21
Brokered deposits	37,000	173	1.85	50,741	235	1.86

Total interest-bearing deposits	12,155,450	62,336	2.03	11,666,235	61,466	2.11
Borrowed funds	4,885,461	49,825	4.05	4,784,197	48,448	4.06

Total interest-bearing liabilities	17,040,911	112,161	2.61	16,450,432	109,914	2.68

Non-interest bearing deposits	2,684,263			2,520,968
Other liabilities	196,573			168,403
Shareholders’ equity	1,876,004			1,751,079

Total liabilities and shareholders’ equity	$21,797,751			$20,890,882

Net earning assets	$2,986,276			$2,764,265

Net interest income (fully-taxable equivalent)		202,233			200,726
Less: fully-taxable equivalent adjustments		(1,237)			(1,253)

Net interest income		$200,996			$199,473

Net interest rate spread (fully-taxable equivalent)			3.64%			3.80%
Net interest margin (fully-taxable equivalent)			4.03%			4.18%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity

TABLE 2 — Average Balances, Yields and Rates

	2002 First Quarter

			Yield/
	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,675,415	$47,265	7.07%
Commercial real estate mortgages	4,101,873	72,724	7.19
Commercial business loans and leases	2,464,378	38,661	6.36
Consumer loans and leases	3,539,213	63,952	7.33

Total loans and leases	12,780,879	222,602	7.04
Investment securities (3)	5,943,057	84,296	5.68
Federal funds sold and other short-term investments	72,107	415	2.33

Total earning assets	18,796,043	307,313	6.59

Noninterest-earning assets	1,671,783

Total assets	$20,467,826

Interest-bearing deposits:
Regular savings	$1,646,822	3,964	0.98
NOW and money market accounts	5,099,310	18,895	1.50
Certificates of deposit	4,762,399	41,694	3.55
Brokered deposits	63,594	288	1.84

Total interest-bearing deposits	11,572,125	64,841	2.27
Borrowed funds	4,511,945	44,679	4.01

Total interest-bearing liabilities	16,084,070	109,520	2.76

Non-interest bearing deposits	2,446,539
Other liabilities	171,449
Shareholders’ equity	1,765,768

Total liabilities and shareholders’ equity	$20,467,826

Net earning assets	$2,711,973

Net interest income (fully-taxable equivalent)		197,793
Less: fully-taxable equivalent adjustments		(1,307)

Net interest income		$196,486

Net interest rate spread (fully-taxable equivalent)			3.83%
Net interest margin (fully-taxable equivalent)			4.23%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity

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

TABLE 3 — Rate /Volume Analysis

	Three Months Ended
	March 31, 2003 vs. March 31, 2002
	Increase (decrease) due to

			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change

Interest income:
Loans and leases	$36,770	($32,775)	($5,482)	($1,487)
Securities	27,127	(16,706)	(5,268)	5,153
Federal funds sold and other short-term investments	(388)	(21)	19	(390)

Total interest income	63,509	(49,502)	(10,731)	3,276

Interest expense:
Interest-bearing deposits
Regular savings	1,273	(1,665)	(497)	(889)
NOW and money market accounts	4,137	(6,035)	(1,290)	(3,188)
Certificates of deposit	2,188	(10,686)	(587)	(9,085)
Brokered deposits	(289)	(289)	290	(288)

Total interest-bearing deposits	7,309	(18,675)	(2,084)	(13,450)
Borrowed funds	17,409	(7,454)	(2,835)	7,120

Total interest expense	24,718	(26,129)	(4,919)	(6,330)

Net interest income (fully taxable equivalent)	$38,791	($23,373)	($5,812)	$9,606

(1)	Volume increases include the effects of the acquisitions of Ipswich on July 26, 2002, Bancorp on August 31, 2002, Warren on December 31, 2002 and American on February 14, 2003.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Provision and Allowance for Loan and Lease Losses

We provided $10.9 million and $11.8 million for loan and lease losses in the quarters ended March 31, 2003 and 2002, respectively. The lower provision was related to lower net charge-offs and a better coverage ratio of the allowance to non-performing loans and leases. As shown in Table 4, net charge-offs for the first quarter of 2003 were $8.8 million, or 0.24% of average loans outstanding, compared to $10.8 million, or 0.34% of average loans outstanding, for the first quarter of 2002. The provision for loan and lease losses for the three months ended March 31, 2003 exceeded net charge-offs by $2.1 million. At March 31, 2003, the allowance for loan and lease losses amounted to $226.7 million, or 1.46% of total portfolio loans and leases, as compared to $208.3 million, or 1.48%, at December 31, 2002. The ratio of the allowance for loan and lease losses to nonperforming loans was 288% at March 31, 2003 and 319% at December 31, 2002. In addition, the allowance increased by $16.3 million as a result of carrying over the allowance of American which was acquired on February 14, 2003.

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

TABLE 4 — Allowance for Loan and Lease Losses

	2003 First	2002 Fourth	2002 Third	2002 Second	2002 First
	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance at beginning of period	$208,273	$201,689	$193,444	$190,890	$189,837
Additions due to acquisitions	16,346	4,972	7,822	—	—
Charge-offs:
Real estate mortgages	317	196	(20)	474	501
Commercial business loans and leases	3,205	5,060	8,703	5,319	5,374
Consumer loans and leases	7,609	7,597	5,922	5,834	7,042

Total loans and leases charged off	11,131	12,853	14,605	11,627	12,917

Recoveries:
Real estate mortgages	556	82	58	48	50
Commercial business loans and leases	632	2,628	3,108	2,136	1,101
Consumer loans and leases	1,100	927	1,033	1,168	991

Total loans and leases recovered	2,288	3,637	4,199	3,352	2,142

Net charge-offs	8,843	9,216	10,406	8,275	10,775
Provision for loan and lease losses	10,901	10,828	10,829	10,829	11,828

Allowance at end of period	$226,677	$208,273	$201,689	$193,444	$190,890

Average loans and leases outstanding during the period (1)	$14,829,108	$13,750,315	$13,375,980	$12,871,386	$12,723,083

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.24%	0.27%	0.31%	0.26%	0.34%
Ratio of allowance to total loans and leases at end of period (1)	1.46%	1.48%	1.47%	1.48%	1.50%
Ratio of allowance to nonperforming loans and leases at end of period	288%	319%	311%	289%	268%
Ratio of net charge-offs as a percent of average outstanding loans and leases, annualized (1):
Real estate mortgages	-0.013%	0.006%	-0.004%	0.025%	0.027%
Commercial business loans and leases	0.347%	0.339%	0.806%	0.492%	0.703%
Consumer loans and leases	0.630%	0.691%	0.530%	0.530%	0.693%

(1)	Excludes residential real estate loans held for sale.

Noninterest Income

First quarter noninterest income totaled $78.2 million, an increase of $16.7 million, or 27%, from the first quarter of 2002. This increase was primarily due to increases in deposit services income, net securities gains, insurance brokerage commissions, merchant and electronic banking income and other noninterest income (primarily covered call premium income). These increases were partially offset by lower income from trust and investment management services. Noninterest income, including securities gains and losses, as a percent of total income was 28% and 24% for the quarters ended March 31, 2003 and 2002, respectively.

Deposit services income increased by $3.6 million, or 19%, during the three months ended March 31, 2003 as compared to the same period in the prior year. This increase was primarily attributable to volume and fee increases on deposit accounts and overdraft fees, which were due in part to the acquisitions in 2003 and 2002.

Insurance brokerage commissions income amounted to $12.4 million for the first quarter of 2003 compared to $10.2 million for the same period in 2002, an increase of 22%. This increase was primarily attributable to (i) the acquisition of Community in the third quarter of 2002 and (ii) higher annual bonus and profit sharing commissions received from the carriers in the first quarter of 2003 which is not expected to continue during the remainder of 2003.

Merchant and electronic banking income was $9.1 million for the first quarter of 2003 compared to $7.7 million for the first quarter of 2002, an increase of 18%. This income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. The increases were due primarily to increases in the volume of transactions processed.

Trust and investment management services income amounted to $7.4 million for the quarter ended March 31, 2003 compared to $8.3 million for the first quarter of 2002, a decrease of 11%. Assets under management decreased to $8.2 billion at March 31, 2003 from $8.3 billion at March 31, 2002. Lower trust and investment management services income resulted from a change in the mix of assets (discretionary vs. nondiscretionary) and the overall declines in the stock markets, which adversely impacted fees that are dependent upon the market value of assets.

Bank-owned life insurance (“BOLI”) income was $5.3 million for the first quarter of 2003, compared to $4.4 million for the same period in 2002, an increase of 22%. The increase related to BOLI purchased in 2002 and $85.6 million of BOLI acquired in the American merger. Income from BOLI represents life insurance on the lives of certain employees who have provided a consent allowing the Bank to be the beneficiary of such policies. Most of the BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such companies AA- or better at March 31, 2003. The BOLI investment provides a means to mitigate increasing employee benefit costs. For the first quarter of 2003, the average carrying value of BOLI was $425.1 million compared to $324.4 million for the first quarter of 2002.

Investment planning services income in the first quarter of 2003 amounted to $3.3 million compared to $2.7 million in the first quarter of 2002, an increase of $538 thousand, or 20%. This increase was primarily attributable to commissions earned from increased sales of third party mutual funds and annuities.

Net securities gains amounted to $2.8 million and $19 thousand during the quarters ended March 31, 2003 and 2002, respectively. During the first quarter of 2003, we sold $469 million in securities. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Other noninterest income amounted to $15.5 million and $9.3 million for the quarters ended March 31, 2003 and 2002. The increase of $6.2 million was primarily due to an increase in covered call premium income of $4.5 million resulting from call options written on both securities we own and securities we had committed to buy.

Noninterest Expense

Noninterest expense was $149.9 million and $142.9 million for the quarters ended March 31, 2003 and 2002, respectively, which represented an increase of $7.1 million, or 5%. Expense categories that increased included compensation and employee benefits expense ($5.4 million), occupancy expense ($2.4 million) and equipment expense ($1.5 million). These increases were primarily driven by additional staffing, properties and equipment from acquisitions. Merger and consolidation costs declined by $3.8 million due mainly to completion of the charter consolidation project in the first quarter of 2002 (see Table 5). The efficiency ratio was 52.71% and 55.37% for the quarters ended March 31, 2003 and 2002, respectively. For a description of the methodology we used to calculate the efficiency ratio, see Note 5 to Table 1.

Compensation and employee benefits expense of $80.7 million for the quarter ended March 31, 2003 increased $5.4 million, or 7%, from the same quarter of last year. This increase was primarily due to additional employees from the acquisitions and increased benefit costs which were partially offset by lower incentive accruals. The total number of full-time equivalent employees was approximately 6,800 at March 31, 2003 compared to 6,000 at March 31, 2002. Pension expense under the defined benefit pension plan (which is included in compensation and employee benefits expense) was $2.5 million and $873 thousand for the three months ended March 31, 2003 and 2002, respectively, and increased primarily due to a lower discount rate and a lower expected rate of return on plan assets. The fair value of plan assets as of March 31, 2003 was $158.1 million as compared to $154.9 million at December 31, 2002.

Data processing expense amounted to $10.2 million and $10.6 million for the quarters ended March 31, 2003 and 2002, respectively. Beginning in July 2002, check processing was insourced and the primary costs are now recorded in compensation and employee benefits. Previously, a third-party vendor handled check processing and its charges were recorded as data processing costs. The decrease was also attributable to lower bank card expenses due to lower fees charged by a new third-party processor. Increased spending on technology investments and software and software maintenance costs partially offset this reduction in data processing costs.

Occupancy expense of $14.9 million during the three months ended March 31, 2003 increased $2.4 million, or 19%, from the same quarter in 2002, primarily due to the cost of an additional facility and the cost of facilities assumed in acquisitions.

Equipment expense of $11.3 million during the three months ended March 31, 2003 increased $1.5 million, or 16%, from the first quarter of last year. This increase was primarily due to depreciation relating to new technology equipment and software (e.g., e-commerce) and depreciation/maintenance of equipment obtained through acquisitions.

Advertising and marketing expense amounted to $5.1 million and $4.0 million for the three months ended March 31, 2003 and 2002, respectively. The $1.1 million, or 27.2%, increase was primarily due to the acquisitions in 2003 and 2002 and additional expenses for the introduction of our products in new market areas.

Amortization of identifiable intangible assets of $2.0 million during the three months ended March 31, 2003 increased $413 thousand from the first quarter of last year. This increase was primarily due to amortization of core deposit intangibles and other identifiable intangibles recorded in connection with acquisitions. For additional information, see Note 4 to the Consolidated Financial Statements included herein.

Merger and consolidation costs amounted to $4.5 million and $8.2 million for the three months ended March 31, 2003 and 2002, respectively. On an after-tax basis, these charges amounted to $2.9 million and $5.3 million during these respective periods. The following table summarizes merger and consolidation costs for the three months ended March 31, 2003 and 2002.

Table 5 — Merger and Consolidation Costs

	Three Months Ended
	March 31,

	2003	2002

American Merger Charges
Personnel costs	$915	—
Systems conversion and integration/customer communications	1,221	—
Other costs	1,114	—

	3,250	—

Warren Merger Charges
Personnel costs	623	—
Systems conversion and integration/customer communications	505	—
Other costs	100	—

	1,228	—

Andover/MetroWest Merger Charges
Personnel costs	1	1,058
Systems conversion and integration/customer communications	—	2,716
Other costs	(24)	2,032

	(23)	5,806

Charter Consolidation Costs
Branch signage	—	729
Customer notices	—	567
Forms and documents	—	384
Other costs	—	649

	—	2,329

Other Costs
Bancorp and Ipswich Merger Charges	38	—
Branch decommissioning costs	(43)	66
Other costs	—	3

	(5)	69

Total Merger and Consolidation Costs	$4,450	$8,204

The following table summarizes activity in the accrual account for merger and consolidation costs from December 31, 2002 through March 31, 2003.

TABLE 6 — Merger and Consolidation Costs — Activity in the Accrual Account

					Non-cash Write
	Balance	Accrued		Cash	Downs and Other	Balance
	12/31/02	at Acquisition	Charges	Payments	Adjustments	3/31/03

American Merger	$0	$13,600	$3,250	($13,537)	$0	$3,313
Warren Merger	2,052	—	1,228	(2,131)	731	1,880
Andover / MetroWest Merger	321	—	(23)	(14)	(183)	101
Other Merger and Consolidation Costs	3,181	—	(5)	(349)	(129)	2,698

Total	$5,554	$13,600	$4,450	($16,031)	$419	$7,992

Other non-interest expenses amounted to $21.4 million and $21.0 million during the three months ended March 31, 2003 and 2002, respectively. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

TABLE 7 — Other Noninterest Expenses

	2003	2002

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Telephone	3,468	3,600	3,276	3,332	3,189
Office supplies	2,794	2,594	2,726	2,597	2,819
Postage and freight	3,074	2,490	2,402	2,206	2,609
Miscellaneous loan costs	948	1,178	239	1,706	1,167
Deposits and other assessments	899	871	969	901	799
Collection and carrying costs of non-performing assets	308	595	662	807	649
Other	9,880	13,698	10,968	10,518	9,791

Total	$21,371	$25,026	$21,242	$22,067	$21,023

Taxes

The effective tax rate was 34% for the quarters ended March 31, 2003 and 2002, respectively.

Comprehensive Income

Comprehensive income amounted to $82.5 million and $40.1 million during the three months ended March 31, 2003 and 2002, respectively. Comprehensive income was different from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts (primarily forward sales commitments related to loans held for sale) that are accounted for as cash flow hedges. For additional information, see Note 9 to the Unaudited Consolidated Financial Statements included herein.

Our available for sale investment portfolio had unrealized gains, net of applicable income tax effects, of $118.1 million, $118.0 million and $11.9 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. At March 31, 2003, the net unrealized gains of $181.7 million, before related tax effect, represented 2% of securities available for sale. We attempt to balance the interest rate risk of assets with liabilities (see “Interest Rate Risk and Asset Liability Management”). However, the change in value of our liabilities, which tends to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income.”

FINANCIAL CONDITION

Our consolidated total assets amounted to $26.3 billion and $23.4 billion at March 31, 2003 and December 31, 2002, respectively. Total average assets were $25.1 billion and $20.5 billion for the three months ended March 31, 2003 and 2002, respectively. These increases were largely due to the acquisitions in 2003 and 2002, which added $4.7 billion in assets. Shareholders’ equity totaled $2.5 billion at March 31, 2003 and $2.1 billion at December 31, 2002.

Securities and Other Earning Assets

The securities portfolio (including securities classified as held to maturity) averaged $7.9 billion during the first quarter of 2003, as compared to $5.9 billion in the first quarter of 2002. The securities portfolio consists primarily of mortgage-backed securities, most of which are seasoned 15-year federal agency securities, and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which included securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale were rated AAA or equivalently rated. The average yield on securities was 4.54% for the quarter ended March 31, 2003 and 5.68% for the quarter ended March 31, 2002. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $118.1 million and $118.0 million at March 31, 2003 and December 31, 2002, respectively. These unrealized gains do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains, net of related deferred income taxes, are a component of “Comprehensive Income” contained in the Consolidated Statement of Changes in Shareholders’ Equity.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $14.9 billion during the first quarter of 2003, an increase of $2.1 billion, or 17%, from the first quarter of 2002. This increase was primarily attributable to approximately $2.5 billion of loans and leases obtained as a result of acquisitions. Average loans as a percent of average earning assets was 65% during the quarter ended March 31, 2003 compared to 68% during the quarter ended March 31, 2002.

Average residential real estate loans (which include mortgage loans held for sale) of $2.8 billion during the first quarter of 2003 increased $117 million from the average amount of such loans during the first quarter of last year. Excluding acquisitions, average residential loans decreased $1.2 billion as a result of increased refinancing activity and prepayments in a lower interest rate environment. Mortgage loans held for sale amounted to $87.4 million and $128.6 million at March 31, 2003 and December 31, 2002, respectively. We are currently selling substantially all of the conforming 30-year fixed-rate loans we originate.

Average commercial real estate loans of $4.9 billion increased $811 million, or 20%, from the first quarter of last year. Excluding acquisitions, average commercial real estate loans increased $444 million. While most of our markets reflected increases, the largest increases were in our expansion markets in Massachusetts and Connecticut. The average yield on commercial real estate loans during the first quarter of 2003 was 6.42%, as compared to 7.19% in the first quarter of 2002, a decrease of 77 basis points. The lower yield reflects the effect of the repricing of variable-rate loans and fixed-rate loans which have refinanced at lower rates and the origination of new loans at the lower prevailing rates.

Commercial business loans and leases averaged $3.0 billion during the first quarter of 2003, an increase of $542 million, or 22%, over the first quarter of 2002. Excluding acquisitions, average commercial business loans and leases increased $324 million. Our expansion markets in Massachusetts and Connecticut reflected the greatest amount of growth. The yield on commercial business loans and leases decreased to 5.32% in the first quarter of 2003 from 6.36% in the first quarter of 2002. The decrease in the yield was primarily due to the competition for new loans and the repricing of variable-rate loans in a period where the prime rate decreased by 0.50%.

Consumer loans and leases averaged $4.2 billion during the first quarter of 2003, an increase of $648 million, or 18%, from the first quarter of 2002. Acquisitions accounted for approximately $556 million (or 15%) of the increase while internal loan growth accounted for approximately $92 million (or 3%) of the increase. Although the internal increase is relatively modest, origination levels have been offset by significant prepayment activity as proceeds of mortgage loans refinancings have been used to pay down consumer loans. The average yield on consumer loans and leases decreased to 6.02% in the first quarter of 2003 from 7.33% in the first quarter of 2002. For a description of the types of loans and leases in our loan and lease portfolio and a breakdown of our consumer loans, see “Credit Risk.”

Deposits

Total deposits averaged $16.3 billion during the first quarter of 2003, an increase of $2.3 billion from the first quarter of 2002. Excluding acquisitions, core deposits (deposits excluding certificates of deposit and brokered deposits) increased $565 million from the first quarter of last year, or 5%. Additionally, the deposit mix changed favorably. Certificates of deposit and brokered deposits (which tend to pay higher rates) as a percent of total deposits declined from 34% in the first quarter of 2002 to 31% in the first quarter of 2003. The ratio of loans to deposits was 89% and 90% at March 31, 2003 and December 31, 2002, respectively.

Average non-interest bearing deposits totaled $2.9 billion during the first quarter of 2003, increasing $459 million, or 19%, from the first quarter of 2002, including approximately $193 million related to acquisitions. The increase in non-interest bearing deposits reflected strong growth in commercial, government and personal accounts.

Average interest-bearing deposits of $13.4 billion during the first quarter of 2003 increased $1.8 billion from the first quarter of 2002, including approximately $2.6 billion related to acquisitions. Excluding acquisitions, average money market and NOW deposits increased by $331 million, while average certificates of deposit declined by $1.0 billion. The decline in certificates of deposits resulted from our decision to allow deposits priced above alternate funding costs to run off. The average rates paid on NOW and money market accounts decreased 48 basis points from 1.50% in the first quarter of 2002 to 1.02% in the first quarter of 2003 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 72 basis points from 2.27% in the first quarter of 2002 to 1.55% in the first quarter of 2003, reflecting the decline in prevailing interest rates.

Included within the deposit categories above are government banking deposits, which averaged $1.6 billion in the first quarter of 2003 and $1.3 billion in the first quarter of 2002. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

We use both short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, retail securities sold under agreements to repurchase and other short-term borrowings, amounted to $1.2 billion and $1.3 billion at March 31, 2003 and December 31, 2002, respectively, a decrease of $112 million, or 9%.

At March 31, 2003, we also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. There were no drawdowns on this line in 2003.

Long-term debt includes FHLB advances, subordinated notes, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with terms greater than one year. Long-term debt was $4.5 billion and $3.9 billion at March 31, 2003 and December 31, 2002, respectively. The increase in long-term debt was primarily due to borrowings assumed in acquisitions.

At March 31, 2003 and December 31, 2002, FHLB borrowings amounted to $2.5 billion. FHLB collateral consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.52% during the three months ended March 31, 2003 as compared to 4.43% during the three months ended March 31, 2002. Our additional borrowing capacity with the FHLB at March 31, 2003 was approximately $2.7 billion.

Subordinated notes consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes.

At March 31, 2003 and December 31, 2002, wholesale securities sold under repurchase agreements amounted to $1.9 billion and $1.2 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations.

At March 31, 2003 and December 31, 2002, through subsidiary trusts, we had outstanding $295.1 million of capital securities which qualify as Tier 1 capital for regulatory purposes. See the “Capital” section below.

We have a shelf registration on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows subsidiary trusts to sell capital securities. We had $800 million remaining on this shelf registration statement as of March 31, 2003. On April 30, 2003, we issued $150 million in 3.75% Senior Notes due May 1, 2008, leaving $650 million remaining on the shelf registration statement.

CONTRACTUAL OBLIGATIONS

We have entered into numerous contractual obligations and commitments. The following tables summarize our contractual cash obligations, other commitments and derivative financial investments at March 31, 2003.

Contractual Obligations (1)		Payments Due By Period

		Less than	1 - 3	4 -5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt	$2,657,560	$871,293	$862,240	$75,973	$848,054
Capital lease obligations	6,061	27	140	415	5,479
Repurchase agreements — wholesale	1,871,049	100,000	1,571,049	100,000	100,000

Total long-term debt	4,534,670	971,320	2,433,429	176,388	953,533
Capital trust securities	295,056	—	—	—	295,056
Operating lease obligations	164,826	23,529	40,473	31,190	69,634

Total contractual obligations	$4,994,552	$994,849	$2,473,902	$207,578	$1,318,223

(1)	Other liabilities are short term in nature, except for liabilities related to employee benefit plans.

Other Commitments		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years

Unused portions on lines of credit	$4,259,528	$451,627	$248,470	$138,267	$3,421,164
Standby letters of credit	304,860	144,533	90,580	57,236	12,511
Commitments to originate loans	1,578,891	1,100,244	239,631	49,736	189,280
Other commitments	52,227	14,421	9,814	2,165	25,827

Total commitments	$6,195,506	$1,710,825	$588,495	$247,404	$3,648,782

Derivative Financial Instruments		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years

Interest rate swaps (notional amount):
Interest rate swaps with borrowers	$103,593	$—	$8,386	$21,181	$74,026
Interest rate swaps with third parties	303,593	—	8,386	21,181	274,026
Forward commitments to sell loans	180,000	180,000	—	—	—
Foreign currency forward contracts	18,446	13,573	4,873	—	—

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

Our board of directors has established the overall strategic direction for Banknorth. It approves our overall risk policies and oversees our overall risk management process. The board has established two board committees, consisting of Audit and Board Risk Management, and has charged each committee with overseeing key risks. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines, which identifies and monitors key operational risks. The Operational Risk Committee reports to the Board Risk Management Committee on a regular basis.

CREDIT RISK MANAGEMENT

General

The Board Risk Management Committee monitors our credit risk management. Our strategy for credit risk management includes stringent, centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to assess consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Results of Operations — Provision and Allowance for Loan and Lease Losses”.

Our residential loan portfolio accounted for 19% of the total loan portfolio at March 31, 2003 and 17% at December 31, 2002. This proportionate increase is due to the composition of the loan portfolio of American acquired in February 2003. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At March 31, 2003, 0.32% of our residential loans were nonperforming, as compared to 0.24% at December 31, 2002 and 0.30% at March 31, 2002. Net charge-offs to average residential loans outstanding for the three months ended March 31, 2003 was not significant.

Our commercial real estate loan portfolio accounted for 32% of the total loan portfolio at March 31, 2002 and 34% at December 31, 2002. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (food stores). These loans generally are secured by properties located in the New England states and upstate New York. At March 31, 2003, 0.46% of our commercial real estate loans were nonperforming, as compared to 0.37% at December 31, 2002 and 0.50% at March 31, 2002. Net charge-offs to average commercial real estate loans outstanding for the three months ended March 31, 2003 was (.02%).

Our commercial business loan and lease portfolio accounted for 20% of the total loan portfolio at March 31, 2003 compared to 21% at December 31, 2002. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $101.4 million at March 31, 2003. We do not emphasize the purchase of participations in syndicated commercial loans. At March 31, 2003, we had $218 million of outstanding participations in syndicated commercial loans and had an additional $296 million of unfunded commitments related to these participations. At March 31, 2003, 1.25% of our commercial business loans were nonperforming, as compared to 1.10% at December 31, 2002 and 1.38% at March 31, 2002. Net charge-offs to average commercial business loans and leases outstanding for the three months ended March 31, 2003 was .35%.

The following table presents the geographic distribution of our commercial real estate loans and commercial business loans and leases at March 31, 2003 and December 31, 2002.

Table 8 — Commercial Loans by State

	Commercial Real Estate		Commercial Business		Total Commercial Loans

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2003	2002	2003	2002	2003	2002

Massachusetts	$2,247,044	$2,174,534	$1,053,544	$982,078	$3,300,588	$3,156,612
Maine	860,723	868,091	678,301	640,258	1,539,024	1,508,349
New Hampshire	706,457	703,743	472,544	461,079	1,179,001	1,164,822
Vermont	597,029	594,849	379,277	419,291	976,306	1,014,140
Connecticut	435,244	286,658	317,244	265,503	752,488	552,161
New York	170,368	164,174	179,124	200,265	349,492	364,439

Total	$5,016,865	$4,792,049	$3,080,034	$2,968,474	$8,096,899	$7,760,523

Consumer loans and leases accounted for 29% of our total loan portfolio at March 31, 2003 and 28% at December 31, 2002. At March 31, 2003, 0.17% of our consumer loans were nonperforming, as compared to 0.23% at December 31, 2002 and March 31, 2002. Net charge-offs to average consumer loans outstanding for the three months ended March 31, 2003 was .63%. The following table lists our consumer loans by type as of March 31, 2003 and December 31, 2002:

Table 9 — Composition of Consumer Loans

	March 31,		December 31,
	2003		2002

		% of		% of
	Amount	Total	Amount	Total

Home equity loans	$1,972,623	44.29%	$1,554,264	39.72%
Automobile and other vehicle loans and leases	1,523,463	34.21%	1,478,228	37.77%
Mobile home loans	165,559	3.72%	171,715	4.39%
Vision, dental, and orthodontia fee plan loans	165,591	3.72%	172,861	4.42%
Education loans	151,493	3.40%	135,386	3.46%
Other	474,694	10.66%	400,834	10.24%

Total	$4,453,423	100.00%	$3,913,288	100.00%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets were 0.31% at March 31, 2003, 0.29% at December 31, 2002 and 0.37% at March 31, 2002. Total nonperforming assets as a percentage of total loans and total other nonperforming assets was 0.53% at March 31, 2003, 0.49% at December 31, 2002 and 0.60% at March 31, 2002. See Table 10 for a summary of nonperforming assets for the last five years. A significant factor in the increase in nonperforming assets were the acquisitions in 2003 and 2002 as shown in Table 11.

We continue to focus on asset quality and to allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. The collection, workout and asset management functions focus on the reduction of nonperforming assets. Despite the ongoing focus on asset quality and reductions of nonperforming asset levels, there can be no assurance that adverse changes in the real estate markets and economic conditions in our primary market areas will not result in higher nonperforming asset levels in the future and negatively impact our operations through higher provisions for loan losses, net loan charge-offs, decreased accrual of interest income and increased noninterest expenses as a result of the allocation of resources to the collection and workout of nonperforming assets.

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. At March 31, 2003, we had $3.6 million of accruing loans which were 90 days or more delinquent, as compared to $3.4 million at December 31, 2002 and $5.4 million at March 31, 2002.

We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.

TABLE 10 — Nonperforming Assets

	3/31/2003	12/31/2002	9/30/2002	6/30/2002	3/31/2002

Nonaccrual loans and leases:
Residential real estate loans	$9,828	$5,719	$6,733	$7,075	$7,689
Commercial real estate loans	22,990	17,649	16,762	20,254	20,812
Commercial business loans and leases	38,562	32,693	33,014	33,573	34,481
Consumer loans and leases	7,457	9,194	8,364	6,008	8,183

Total nonaccrual loans and leases	78,837	65,255	64,873	66,910	71,165
Total troubled debt restructurings	—	—	—	—	—

Total nonperforming loans and leases	78,837	65,255	64,873	66,910	71,165

Other nonperforming assets:
Other real estate owned, net of related reserves	541	100	92	1,212	1,262
Repossessions, net of related reserves	3,276	3,536	3,807	1,964	2,251
Securities available for sale	—	—	—	2,104	2,104

Total other nonperforming assets	3,817	3,636	3,899	5,280	5,617

Total nonperforming assets	$82,654	$68,891	$68,772	$72,190	$76,782

Accruing loans and leases which are 90 days or more overdue	$3,607	$3,449	$2,407	$2,680	$5,430

Total nonperforming loans as a percentage of total loans and leases(1)	0.51%	0.46%	0.47%	0.51%	0.56%
Total nonperforming assets as a percentage of total assets	0.31%	0.29%	0.31%	0.34%	0.37%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.53%	0.49%	0.50%	0.55%	0.60%

(1)	Total loans and leases exclude residential real estate loans held for sale.

TABLE 11 — Nonperforming Assets from Acquisitions

	American	Warren	Bancorp	Ipswich

Acquisition date	2/14/2003	12/31/2002	8/31/2002	7/26/2002

Nonaccrual loans and leases:
Residential real estate loans	$6,044	$—	$125	$—
Commercial real estate loans	—	738	—	—
Commercial business loans and leases	—	84	580	167
Consumer loans and leases	—	—	108	—

Total nonperforming loans and leases	6,044	822	813	167

Other nonperforming assets:
Other real estate owned	202	—	—	—

Total other nonperforming assets	202	—	—	—

Total nonperforming assets	$6,246	$822	$813	$167

Net Charge-offs

Net charge-offs were $8.8 million for the three months ended March 31,2003, as compared to $10.8 million for the three months ended March 31, 2002. Net charge-offs represented 0.24% and 0.34% of average loans and leases outstanding for the quarters ended March 31, 2003 and 2002, respectively.

Potential Problem Loans

In addition to nonperforming loans as discussed in the “Credit Risk Management” section above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $144 million at March 31, 2003 compared to

$139 million at December 31, 2002. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by our board of directors and monitored periodically by the Board Risk Management Committee. The board delegates responsibility for asset-liability management to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management who set strategic directives that guide the day-to-day asset-liability management of our activities. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and the state presidents of our banking subsidiary.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. We have no trading operations and thus are only exposed to non-trading market risk.

Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue. This risk arises directly from our core banking activities — lending and deposit gathering. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities and capitalized mortgage servicing rights, (v) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and the resultant ability to realize gains and (vi) per SFAS Nos. 133 and 138, the fair value of derivatives carried on our balance sheet, derivative hedge effectiveness testing, and the amount of ineffectiveness recognized in earnings.

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

We manage the interest-rate risk inherent in our core banking operations using non-derivative and derivative instruments. Some non-derivative instruments sometimes contain embedded options, mainly fixed-rate investment securities and borrowed funds that can be prepaid or called away. When appropriate, we use derivative instruments such as interest-rate swaps, interest rate floors, interest rate caps and interest rate corridor agreements, among other instruments. Derivatives used for hedging are designated at inception. At March 31, 2003, our designated hedging activities were limited to forward commitments related to hedging our mortgage banking operations and a $200 million interest rate swap at 3 month LIBOR plus 3.47% that hedged $200 million of 7.625% fixed rate subordinated debt issued by our banking subsidiary.

Swaps and caps are offered to commercial borrowers through our commercial borrower derivative hedging program. While these derivatives are designated as speculative per SFAS No. 133, we believe that our exposure to commercial customer derivatives is minimal because these contracts are secured by loan collateral and are matched with a mirrored fixed-rate swap transaction at inception. The program allows us to retain variable-rate commercial loans while allowing the commercial borrowers to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. In the quarter ended March 31, 2003, we recorded a notional amount of approximately $50 million in derivative contracts with commercial borrowers and an equal amount of mirrored transactions with swap dealers. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and commercial real estate loans.

We manage the interest-rate risk inherent in our mortgage banking operations by entering into forward sales contracts and, to a lesser extent, by using purchased mortgage-backed security options. An increase in market interest rates between the time we commit to terms on a loan and the time we ultimately sell the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) we record on the sale. We attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover 70 to 90% of all loans which are currently closed or are anticipated to close. Purchased mortgage-backed security options are also used to hedge rate-locked loans.

The average balances for the first quarters of 2003 and 2002 of residential mortgage loans held for sale and related hedge positions are summarized below:

	Three Months Ended
	March 31,

	2003	2002

Residential mortgage loans held for sale	$87,957	$78,623
Rate-locked loan commitments	94,513	58,558
Forward sales contracts	170,075	117,224
Purchased mortgage-backed security/treasury options	—	13,333

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. The gradual 2% falling rate scenario was slightly outside guidelines at December 31, 2002. The ALCO voted to approve the December 31, 2002 guidelines exception because a gradual 2% decreasing rate scenario was deemed unlikely based on the current level of interest rates. However, all interest rate risk measures were within compliance guidelines as of March 31, 2003. The ALCO currently is more focused on the gradual decreasing 1% rate scenario than on the gradual decreasing 2% scenario and on strategies that prove beneficial to income should rates decline or the yield curve flatten. A strategy was implemented starting in April 2003 to deleverage the balance sheet by selling up to $1 billion of investments and using the proceeds to payoff wholesale borrowings with similar rates and effective duration. See “Recent Developments” above.

The following table sets forth the estimated effects on our net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Decrease	Rate Increase	Rate Increase

March 31, 2003	(4.77)%	(1.58)%	1.27%	1.57%

December 31, 2002	(6.22)%	(2.64)%	2.15%	3.40%

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

The most significant factors affecting market risk exposure of net interest income during the three months ended March 31, 2003 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the composition of the investment portfolio, (iii) changes in the composition of mortgage assets and prepayment speeds of mortgage assets, (iv) reduction of deposit interest expense, and (v) changes in the wholesale borrowings portfolio structure. Interest rates were little changed for the period March 31, 2003 versus December 31, 2002. However, inter-period mortgage rate changes resulted in significant mortgage loan activity. As a result, projected mortgage loans are forecasted to prepay at a 40% constant prepayment rate (CPR) in April 2003. Because of historically low rates and increased loan cash inflows, effective duration estimates for loans and mortgage-backed securities are shorter than normal, thus increasing asset sensitivity. Asset liability management actions taken to date helped to reduce asset sensitivity. These actions included the purchase of investments with more structured cash flows, replacing approximately $700 million of existing wholesale borrowings some of which were callable, and hedging $200 million of subordinated debt with an interest rate swap. The above table reflects the net impact of these changes. We remain asset sensitive and project net interest income to increase if short and long interest rates move symmetrically higher.

Mortgage servicing rights as of March 31, 2003 had a fair value of approximately $4.6 million versus a book value of $3.6 million. The book value of mortgage servicing rights represented 0.50% of the underlying balance of loans serviced for others at March 31, 2003. New mortgage servicing rights from originations are sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to changes in the value of mortgage servicing rights is not expected to be material.

Our earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at March 31, 2003, our debt service requirements consisted primarily of $295 million junior subordinated debentures issued to four subsidiaries which mature starting in 2027. These junior subordinated debentures have interest rates ranging from 8% to 10.52% and annual debt service payments of $25.1 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. At March 31, 2003, our subsidiary bank had $402.0 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $66.1 million in cash or cash equivalents at March 31, 2003.

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

We continually monitor and forecast our liquidity position. There are several interdependent methods which we use for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

As of March 31, 2003, Banknorth, NA had in the aggregate $3.7 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or sales of securities. This represented 21% of retail deposits, as compared to a current policy minimum of 10% of deposits.

Also as of March 31, 2003, Banknorth, NA had in the aggregate “potentially volatile funds” of $1.7 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of March 31, 2003, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 221%, versus a policy minimum of 100%.

In addition to the liquidity sources discussed above, we believe that our residential and consumer loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales or securitizations. We believe we also have significant untapped access to the national brokered deposit market. These sources are contemplated as secondary liquidity in our contingent funding plan. We believe that the level of our liquidity is sufficient to meet current and future funding requirements.

CAPITAL

At March 31, 2003, shareholders’ equity amounted to $2.5 billion, or 9.52% of total assets. Tangible equity amounted to $1.4 billion or 5% of tangible assets. In addition, through subsidiary trusts, we had outstanding at March 31, 2003 $295.1 million of capital securities as follows:

	Issuance		Stated	Maturity
Name	Date	Amount	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,556	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,056

We also have $200 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary that qualify as Tier 2 capital.

We paid a $0.16 per share dividend on our common stock during the first quarter of 2003 compared to a $0.135 per share dividend in the first quarter of 2002. In February 2002, the Board authorized 8 million shares to be repurchased in the open market. As of March 31, 2003, a total of 6.6 million shares were available for repurchase under these authorizations.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) respectively require us and our banking subsidiary to maintain certain ratios, set forth in Table 12. As indicated in such table, our and our banking subsidiary’s regulatory capital currently exceed all applicable requirements.

Table 12 — Capital Ratios

	Actual		Capital Requirements		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2003

Banknorth Group, Inc.
Total capital (to risk weighted assets)	$1,978,928	11.20%	$1,413,791	8.00%	$565,137	3.20%
Tier 1 capital (to risk weighted assets)	1,557,952	8.82%	706,895	4.00%	851,057	4.82%
Tier 1 leverage capital ratio (to average assets)	1,557,952	6.54%	952,932	4.00%	605,020	2.54%
Banknorth, NA
Total capital (to risk weighted assets)	$1,900,296	10.78%	1,410,510	8.00%	489,786	2.78%
Tier 1 capital (to risk weighted assets)	1,482,056	8.41%	705,255	4.00%	776,801	4.41%
Tier 1 leverage capital ratio (to average assets)	1,482,056	6.23%	951,152	4.00%	530,904	2.23%

As of December 31, 2002

Banknorth Group, Inc.
Total capital (to risk weighted assets)	$1,960,869	12.15%	$1,291,616	8.00%	$669,253	4.15%
Tier 1 capital (to risk weighted assets)	1,558,974	9.66%	645,808	4.00%	913,166	5.66%
Tier 1 leverage capital ratio (to average assets)	1,558,974	7.13%	874,180	4.00%	684,794	3.13%
Banknorth, NA
Total capital (to risk weighted assets)	$1,822,307	11.31%	1,288,562	8.00%	533,745	3.31%
Tier 1 capital (to risk weighted assets)	1,421,995	8.83%	644,281	4.00%	777,714	4.83%
Tier 1 leverage capital ratio (to average assets)	1,421,995	6.52%	871,830	4.00%	550,165	2.52%

Net risk weighted assets were $17.7 billion and $16.1 billion at March 31, 2003 and December 31, 2002, respectively, for Banknorth Group, Inc. and $17.6 billion and $16.1 billion at March 31, 2003 and December 31, 2002, respectively, for Banknorth, NA.

At March 31, 2003, Banknorth Group, Inc. and Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

The ratio of BOLI to Tier 1 Capital plus loan loss reserves was 26.4% at March 31, 2003 and 21.5% at December 31, 2002. This increase was the result of the $85.6 million of BOLI acquired in the merger with American on February 14, 2003. Our policy (which is consistent with regulatory guidelines) is a maximum ratio of 25%, which is monitored monthly. We currently do not anticipate any additional purchases or sales of BOLI.

CRITICAL ACCOUNTING POLICIES

We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses at a level which we believe is sufficient to cover potential charge-offs on loans and leases deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors. The primary means of adjusting the level of this allowance is through provisions for loan and lease losses, which are established and charged to income on a quarterly basis. Although we use available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan and lease portfolio are susceptible to change as a result of changes in the factors noted above. Any such increases would adversely affect our results of operations. At March 31, 2003, our allowance for loan and lease losses amounted to $226.7 million, and our provisions for loan and lease losses amounted to $10.9 and $11.8 million for the quarters ended March 31, 2003 and 2002, respectively. See also “Credit Risk Management” below.

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

Accounting for Acquisitions and Review of Goodwill and Other Intangible Assets

In connection with acquisitions of other companies, we generally record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles, non-compete agreements and customer lists. Due to a change in an accounting standard, since January 1, 2002 we are no longer required to amortize the amount of our goodwill through a charge to expense over the period of its expected life, and instead regularly evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the following reporting units: Community Banking, Insurance Brokerage and Investment Management. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any changes in the estimates which we use to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives would adversely affect our results of operations.

Accounting for Pension Plans

We use a December 31 measurement date to determine our pension expense and related financial disclosure information. In accordance with SFAS No. 87, we set the discount rate for our retirement plans by reference to investment grade bond yields. We use Moody’s published AA yield for long-term corporate bonds for the month of December as an index, and our discount rate is set within 25 basis points of the index. Moody’s AA yield dropped from 7.19% for December 2001 to 6.63% for December 2002. Similarly, we evaluate the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the plan’s asset allocation and other factors. As a consequence of our most recent annual review, we reduced the discount rate for all of our employee benefit plans from 7.25% as of December 31, 2001 to 6.75% as of December 31, 2002 and reduced our expected rate of return on our pension plan assets from 9.0% for 2002 to 8.5% for 2003. Pension expense is sensitive to changes in the discount rate and the expected return on assets. For example, a change in the discount rate by 0.25% (while holding other assumptions constant) would result in a $1.0 million change in our annual pension expense, and a change in the expected rate of return by 0.25% (while holding other assumptions constant) would result in a $0.4 million change in our annual pension expense.

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

Unrecognized actuarial losses (which occur when investment returns are less than expected) amounted to $25 and $18 million in 2002 and 2001, respectively, and will continue to be amortized into pension expense in future periods. For a discussion of pension expense in recent periods, see “Results of Operations — Noninterest Expense.”

IMPACT OF NEW ACCOUNTING STANDARDS

For information on the impact of new accounting standards, see Note 12 to the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis — Asset-Liability Management” is incorporated herein by reference.

Item 4. Controls and Procedures

Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II — Other Information

Item 1. Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to our financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds — not applicable.

Item 3. Defaults Upon Senior Securities — not applicable.

Item 4. Submission of Matters to a Vote of Security Holders — not applicable.

Item 5. Other Information — not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report.

Exhibit No. 99.1 Certification of Chief Executive Officer Under 18 U.S.C. § 1350.

Exhibit No. 99.2 Certification of Chief Financial Officer Under 18 U.S.C. § 1350.

(b)	We filed a Current Report on Form 8-K or 8-K/A on January 2, 2003, February 19, 2003 and February 26, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKNORTH GROUP, INC.

Date: May 13, 2003	By:	/s/ William J. Ryan William J. Ryan Chairman, President and Chief Executive Officer

Date: May 13, 2003	By:	/s/ Stephen J. Boyle Stephen J. Boyle Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, William J. Ryan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Banknorth Group, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/William J. Ryan William J. Ryan Chief Executive Officer

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Stephen J. Boyle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Banknorth Group, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Stephen J. Boyle Stephen J. Boyle Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1	Certification of Chief Executive Officer, dated May 13, 2003.

Exhibit 99.2	Certification of Chief Financial Officer, dated May 13, 2003.