Form 10-Q
period 2003-06-30
BANKNORTH GROUP INC/ME
filed 2003-08-12
CIK 829750

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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
Yes [ x ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ] No [  ]

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of July 31, 2003 is:

Common stock, par value $.01 per share	161,179,800

(Class)	(Outstanding)

Available on the Web @ www.banknorth.com

INDEX
BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$661,103	$690,250
Federal funds sold and other short term investments	2,968	79,753
Securities available for sale, at market value	6,992,917	6,731,467
Securities held to maturity (fair value of $172,339 and $221,571 at June 30, 2003 and December 31, 2002, respectively)	166,239	216,409
Loans held for sale	92,795	128,622
Loans and leases:
Residential real estate mortgages	2,852,991	2,382,197
Commercial real estate mortgages	5,140,130	4,792,049
Commercial business loans and leases	3,229,718	2,968,474
Consumer loans and leases	4,510,473	3,913,288

Total loans and leases	15,733,312	14,056,008
Less: Allowance for loan and lease losses	227,240	208,273

Net loans and leases	15,506,072	13,847,735

Premises and equipment, net	271,124	271,677
Goodwill	1,092,345	660,684
Identifiable intangible assets	38,986	34,474
Mortgage servicing rights	2,973	3,598
Bank-owned life insurance	476,470	380,405
Other assets	446,118	373,867

Total assets	$25,750,110	$23,418,941

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,472,816	$1,940,195
Money market access and NOW accounts	6,759,000	6,091,429
Certificates of deposit	5,122,392	4,658,778
Demand deposits	3,340,408	2,974,199

Total deposits	17,694,616	15,664,601
Short-term borrowings	1,111,500	1,276,467
Long-term debt	3,505,200	3,861,058
Company obligated, mandatorily redeemable securities of subsidiary trusts holding solely parent junior subordinated debentures	295,056	295,056
Other liabilities	679,987	258,274

Total liabilities	23,286,359	21,355,456

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued 2003 - 182,292,973; Issued 2002 - 168,892,284)	1,823	1,689
Paid-in capital	1,436,016	1,059,778
Retained earnings	1,388,048	1,269,422
Treasury stock, at cost (21,450,050 shares in 2003 and 18,313,517 shares in 2002)	(459,061)	(382,350)
Accumulated other comprehensive income	96,925	114,946

Total shareholders’ equity	2,463,751	2,063,485

Total liabilities and shareholders’ equity	$25,750,110	$23,418,941

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest and dividend income:
Interest and fees on loans and leases	$225,809	$218,981	$446,094	$440,764
Interest and dividends on securities	76,669	90,406	165,711	174,629

Total interest and dividend income	302,478	309,387	611,805	615,393

Interest expense:
Interest on deposits	50,734	61,466	102,126	126,307
Interest on borrowed funds	40,170	48,448	91,969	93,127

Total interest expense	90,904	109,914	194,095	219,434

Net interest income	211,574	199,473	417,710	395,959
Provision for loan and lease losses	10,500	10,829	21,401	22,656

Net interest income after provision for loan and lease losses	201,074	188,644	396,309	373,303

Noninterest income:
Deposit services	23,747	19,936	46,273	38,896
Insurance brokerage commissions	10,948	10,060	23,305	20,215
Merchant and electronic banking income, net	11,210	9,660	20,328	17,410
Trust and investment management services	7,957	8,519	15,309	16,796
Bank-owned life insurance	5,826	4,994	11,168	9,371
Investment planning services	3,911	2,964	7,167	5,681
Net securities gains	33,423	350	36,206	369
Other noninterest income	18,806	6,503	34,311	15,824

	115,828	62,986	194,067	124,562

Noninterest expenses:
Compensation and employee benefits	82,248	75,747	162,941	151,044
Data processing	10,415	9,843	20,593	20,425
Occupancy	15,154	12,785	30,063	25,284
Equipment	12,425	9,908	23,676	19,638
Advertising and marketing	5,957	4,237	11,017	8,215
Amortization of identifiable intangible assets	2,306	1,143	4,302	2,727
Merger and consolidation costs	1,530	1,061	5,981	9,265
Prepayment penalties on borrowings	30,490	—	30,490	—
Other noninterest expenses	23,514	22,067	44,883	43,090

	184,039	136,791	333,946	279,688

Income before income tax expense	132,863	114,839	256,430	218,177
Applicable income tax expense	45,338	38,680	87,511	73,539

Net income	$87,525	$76,159	$168,919	$144,638

Basic earnings per share	$0.54	$0.52	$1.06	$0.98
Diluted earnings per share	$0.53	$0.51	$1.04	$0.96
Weighted average shares outstanding:
Basic	162,312	147,233	159,980	148,258
Diluted	164,559	149,064	161,898	150,068

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

							Accumulated
	Common				Unearned		Other
	Shares	Common	Paid-in	Retained	Compen-	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	sation	Stock	Income (Loss)	Total

Balances at December 31, 2002	150,579	$1,689	$1,059,778	$1,269,422	$—	($382,350)	$114,946	$2,063,485
Net income	—	—	—	168,919	—	—	—	168,919
Unrealized loss on available for sale securities, net of tax and reclassification adjustment	—	—	—	—	—	—	(19,176)	(19,176)
Unrealized gain on cash flow hedges, net of tax and reclassification adjustment	—	—	—	—	—	—	1,155	1,155

Comprehensive income								150,898
Issuance of stock and options exchanged for acquisitions	13,401	134	382,669	—	—	—	—	382,803
Treasury stock issued for employee benefit plans	1,279	—	(5,508)	—	—	25,634	—	20,126
Treasury stock purchased	(4,416)	—	—	—	—	(103,663)	—	(103,663)
Distribution of restricted stock	—	—	(923)	—	—	1,318	—	395
Cash dividends declared	—	—	—	(50,293)	—	—	—	(50,293)

Balances at June 30, 2003	160,843	$1,823	$1,436,016	$1,388,048	$—	($459,061)	$96,925	$2,463,751

Balances at December 31, 2001	151,221	$1,651	$958,764	$1,056,678	($1,017)	($267,529)	$40,568	$1,789,115
Net income	—	—	—	144,638	—	—	—	144,638
Unrealized gain on available for sales securities, net of tax and reclassification adjustment		—	—	—	—	—	36,110	36,110
Unrealized loss on cash flow hedges, net of tax and reclassification adjustment	—	—	—	—	—	—	(775)	(775)

Comprehensive income								179,973
Treasury stock issued for employee benefit plans	1,689	—	(6,580)	—	—	32,609	—	26,029
Treasury stock purchased	(5,815)	—	—	—	—	(141,026)	—	(141,026)
Distribution of restricted stock	—	—	(899)	—	—	1,529	—	630
Decrease in unearned compensation-ESOP	—	—	3,930	—	646	—	—	4,576
Cash dividends declared	—	—	—	(41,561)	—	—	—	(41,561)

Balances at June 30, 2002	147,095	$1,651	$955,215	$1,159,755	($371)	($374,417)	$75,903	$1,817,736

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$168,919	$144,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	21,401	22,657
Depreciation and amortization	21,729	17,304
Amortization of other intangibles	4,302	2,727
Provision for deferred tax expense	3,700	7,959
ESOP expense	—	4,576
Distribution of restricted stock units	395	630
Net (gains) realized from sales of securities	(36,206)	(369)
Prepayment penalties on borrowings	30,490	—
Net (gains) realized from sales of loans held for sale	(7,355)	(3,640)
Increase in cash surrender value of bank owned life insurance	(11,168)	(9,371)
Net decrease in mortgage servicing rights	1,097	906
Proceeds from sales of loans held for sale	483,272	361,989
Residential loans originated and purchased for sale	(438,313)	(293,906)
Net decrease (increase) in other assets	22,283	(9,593)
Net (decrease) increase in other liabilities	(56,364)	12,257

Net cash provided by operating activities	208,182	258,764

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,266,179	412,082
Proceeds from maturities and principal repayments of securities available for sale	1,763,764	1,067,613
Purchases of securities available for sale	(3,201,527)	(1,947,973)
Proceeds from maturities and principal repayments of securities held to maturity	50,170	57,955
Net (increase) in loans and leases	(242,459)	(356,846)
Net additions to premises and equipment	(9,412)	(17,870)
Purchases of bank owned life insurance	—	(40,000)
Cash paid for acquisitions, net of cash acquired	48,354	—

Net cash provided (used) by investing activities	675,069	(825,039)

Cash flows from financing activities:
Net increase in deposits	110,171	182,529
Net increase in securities sold under repurchase agreements	37,416	221,640
Proceeds from Federal Home Loan Bank borrowings	1,205	3,555
Payments on Federal Home Loan Bank borrowings	(1,203,168)	(180,282)
Net increase in other borrowings	330	27,586
Issuance of senior notes, net	148,693	—
Issuance of securities of subsidiary trusts, net	—	193,150
Issuance of common stock	20,126	26,029
Purchase of treasury stock	(103,663)	(141,026)
Cash dividends paid to shareholders	(50,293)	(41,561)

Net cash (used) provided by financing activities	(1,039,183)	291,620

Increase (decrease) in cash and cash equivalents	(155,932)	(274,655)
Cash and cash equivalents at beginning of period	717,003	871,211

Cash and cash equivalents at end of period	$561,071	$596,556

For the six months ended June 30, 2003 and 2002, interest of $199,373 and $217,021 and income taxes of $45,053 and $32,773 were paid, respectively

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included herein. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Note 2 – Acquisitions

Acquisitions are an important part of Banknorth’s strategic plan. The following table summarizes acquisitions completed since January 1, 2002. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction Related Items
		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

American Financial Holdings, Inc.	2/14/2003	$2,690.3	$408.2	$427.0	$9.2	$328.5	13.4	$711.3
Warren Bancorp, Inc.	12/31/2002	466.1	45.3	91.8	2.7	59.8	2.7	136.6
Bancorp Connecticut, Inc.	8/31/2002	661.7	61.4	97.4	8.7	161.2	—	154.2
Ipswich Bancshares, Inc.	7/26/2002	318.0	13.9	23.5	4.8	19.9	0.9	40.1
Insurance agency acquisition	7/2/2002	2.5	—	5.6	2.2	—	0.2	7.4

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for American Financial Holdings, Inc. (“American”) at the date of acquisition.

Assets:
Investments	$608,291
Loans and leases, net	1,437,279
Premises and equipment	11,764
Mortgage servicing rights	472
Goodwill	426,975
Other intangibles	9,241
Other assets	542,850

Total assets acquired	3,036,872

Liabilities:
Deposits	1,923,154
Borrowings	399,960
Other liabilities	2,412

Total liabilities assumed	2,325,526

Net assets acquired	$711,346

Banknorth expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition date will be recorded after June 30, 2003, although such adjustments are not expected to be significant.

On February 14, 2003, the date of acquisition of American, Banknorth accrued $13.0 million ($8.5 million after-tax) of merger-related costs for severance, contract terminations, and asset write-downs with an offsetting charge to goodwill. Total merger charges related to the American acquisition recorded as an expense by Banknorth totaled $5.2 million ($3.4 million after-tax), of which $4.3 million ($2.8 million after-tax) was recorded in 2003.

Note 3 – Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. Banknorth has elected to continue using the intrinsic value method in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted and the effects of the employee stock purchase plan. There were 287,700 and 214,425 stock options granted under stock option plans during the six months ended June 30, 2003 and 2002, respectively. Had Banknorth determined compensation cost based on the fair value at the grant date for all stock options and recorded expense related to its employee stock purchase plan under SFAS No. 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$87,525	$76,159	$168,919	$144,638
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,652)	(3,756)	(8,428)	(6,266)
Less tax effect	1,628	1,315	2,950	2,193

Net of related tax effects	(3,024)	(2,441)	(5,478)	(4,073)

Proforma net income	$84,501	$73,718	$163,441	$140,565

Earnings per share
Basic - As reported	$0.54	$0.52	$1.06	$0.98
Proforma	$0.52	$0.50	$1.02	$0.95
Diluted - As reported	$0.53	$0.51	$1.04	$0.96
Proforma	$0.51	$0.49	$1.01	$0.94

On April 22, 2003, the Financial Accounting Standards Board (“FASB”) concluded that all companies should expense the fair value of employee stock options. On May 7, 2003, the FASB concluded that stock-based compensation should be accounted for using the modified grant-date measurement approach as defined in SFAS 123; as a result, compensation cost would be adjusted to reflect actual forfeitures and outcomes of performance conditions. The FASB plans to issue an exposure draft later this year, which could become effective in 2004. Until a new Statement is issued, the provisions of SFAS No. 123 remain in effect.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the six months ended June 30, 2003 are summarized as follows:

		Indentifiable Intangible Assets

		Core Deposit	Other	Total
		Intangibles	Identifiable	Identifiable
	Goodwill	(“CDI”)	Intangibles	Intangibles

Balance, December 31, 2002	$660,684	$28,438	$6,036	$34,474
Recorded during the year	426,975	6,443	4,708	11,151
Adjust Warren’s estimated CDI to actual	2,244	(2,244)	—	(2,244)
Amortization expense	—	(2,308)	(1,994)	(4,302)
Massachusetts REIT adjustment (see Note 11)	2,852	—	—	—
Other adjustments of purchase accounting estimates	(410)	—	(93)	(93)

Balance, June 30, 2003	$1,092,345	$30,329	$8,657	$38,986

Estimated amortization expense for the year ending:
Remaining 2003		$2,267	$2,344	$4,611
2004		3,841	2,174	6,015
2005		3,550	1,017	4,567
2006		3,364	269	3,633
2007		3,245	269	3,514
thereafter		14,062	673	14,735

The components of identifiable intangible assets are as follows:

	June 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$54,781	$24,452	$30,329
Other identifiable intangibles	11,731	3,074	8,657

Total	$66,512	$27,526	$38,986

Note 5 – Short-term Borrowings

A summary of short-term borrowings follows:

	June 30, 2003	December 31, 2002

Securities sold under agreements to repurchase - retail	$1,007,493	$1,222,466
Federal funds purchased	103,000	53,000
Treasury, tax and loan notes	1,007	1,001

	$1,111,500	$1,276,467

Note 6 – Long-term Debt

A summary of long-term debt (debt with original maturities of more than one year) follows:

	June 30, 2003	December 31, 2002

Federal Home Loan Bank advances	$1,634,507	$2,482,582
Securities sold under agreements to repurchase - wholesale	1,500,000	1,171,049
Subordinated long-term debt 7.625%, due 2011	200,000	200,000
Senior notes 3.75%, due 2008	149,725	—
Fair value adjustments on fair value hedges	13,217	—
Other long-term debt	7,751	7,427

Total	$3,505,200	$3,861,058

Callable borrowings amounted to $1.9 billion and $1.0 billion at June 30, 2003 and December 31, 2002, respectively, the majority of which are long-term in nature.

In the first quarter of 2003, Banknorth entered into an interest rate swap agreement for $200 million to hedge the fair value of the $200 million subordinated debt (fixed rate of 7.625% due in 2011). The effect of the hedge, which is accounted for as a fair value hedge, was to synthetically convert this fixed rate debt to a variable rate set at 3-month LIBOR plus 3.47%.

On April 30, 2003, Banknorth issued $150 million in 3.75% senior notes due May 1, 2008. Interest on the notes is scheduled to be paid semi-annually on May 1 and November 1 of each year and the notes are not redeemable prior to their maturity. There are no sinking fund provisions for the notes. Also on April 30, 2003, Banknorth entered into an interest rate swap agreement of $150 million to hedge the fair value of the $150 million senior notes (fixed rate of 3.75% due in 2008). The effect of the hedge, which is accounted for as a fair value hedge, was to synthetically convert this fixed rate debt to a variable rate set at 3-month LIBOR plus 0.41%.

Note 7 – Share Repurchases

During the six months ended June 30, 2003, Banknorth repurchased 4.4 million shares of its outstanding common stock at an average price of $23.47. At June 30, 2003, there were a total of 2.9 million shares remaining under existing repurchase authorizations.

Note 8 - Comprehensive Income

The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Three Months Ended			Three Months Ended
	June 30, 2003			June 30, 2002

	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax

Unrealized gain (loss) on securities available for sale	$3,590	($1,256)	$2,334	$99,586	($34,855)	$64,731
Unrealized gain (loss) on cash flow hedges	(3,710)	1,299	(2,411)	(1,335)	467	(868)
Reclassification adjustment for gains (losses) realized in net income	(29,363)	10,277	(19,086)	(186)	65	(121)

Net change in unrealized gains (losses)	($29,483)	$10,320	($19,163)	$98,065	($34,323)	$63,742

	Six Months Ended			Six Months Ended
	June 30, 2003			June 30, 2002

	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax

Unrealized gain (loss) on securities available for sale	$6,954	($2,596)	$4,358	$55,923	($19,573)	$36,350
Unrealized gain (loss) on cash flow hedges	(7,391)	2,587	(4,804)	(1,685)	590	(1,095)
Reclassification adjustment for gains (losses) realized in net income	(27,038)	9,463	(17,575)	123	(43)	80

Net change in unrealized gains (losses)	($27,475)	$9,454	($18,021)	$54,361	($19,026)	$35,335

Note 9 – Earnings Per Share

The computations of basic and diluted earnings per share and weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$87,525	$76,159	$168,919	$144,638

Weighted average basic common shares outstanding	162,312	147,233	159,980	148,258
Effect of dilutive stock options	2,247	1,831	1,918	1,810

Weighted average diluted common shares outstanding	164,559	149,064	161,898	150,068

Basic earnings per share	$0.54	$0.52	$1.06	$0.98

Diluted earnings per share	$0.53	$0.51	$1.04	$0.96

Note 10 - New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement applies generally to freestanding financial instruments that embody obligations of the issuing entity to redeem the instrument or to settle the obligation by repurchasing its equity shares through the transfer of assets or through issuance of its own shares. Such freestanding instruments must be classified as liabilities or, in some cases, assets. SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares, be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not and is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. (“FIN 46”). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003 and is effective beginning July 1, 2003 for VIEs created prior to the issuance of the interpretation. We, as well as other bank holding companies, are currently evaluating whether trusts established prior to the adoption of FIN 46 to issue preferred securities which are included in Tier 1 capital for regulatory purposes may continue to be treated as consolidated subsidiaries under FIN 46 after July 1, 2003. For information regarding an ongoing evaluation of the effects of FIN 46 on the treatment of capital securities issued by consolidated subsidiary trusts for regulatory purposes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition when companies elect to change from the intrinsic method to the fair value method of accounting for stock-based employee compensation, including stock options. In addition, the Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. Banknorth adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic method of accounting for stock options.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the recording at fair value of the issuance of guarantees which would include the issuance of standby letters of credit. Banknorth adopted the provisions of FASB Interpretation No. 45 beginning January 1, 2003. At June 30, 2003, the approximate fair value of standby letters of credit was $1.2 million. Adoption of the Interpretation did not materially affect our financial condition, results of operations, earnings per share or cash flows.

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

In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted SFAS 145 on January 1, 2003. Upon adoption, we reclassified to other expense an extraordinary item from the early extinguishment of debt of $3.9 million after-tax, or $.03 per diluted share in the fourth quarter of 2001.

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

Note 11 – State Tax Assessment

During the second quarter of 2003, Banknorth entered into a settlement with the Massachusetts Department of Revenue (“DOR”) concerning the dividends received deduction relating to certain banks that Banknorth had acquired prior to 2003. Legislation was enacted on March 5, 2003, which disallowed the dividends-received deduction for dividends received from a REIT retroactive to 1999. Banknorth and other banks challenged the retroactive nature of the statute.

The aggregate assessment of $5.9 million (net of Federal income tax benefit) was recorded in the first quarter of 2003 as an increase to goodwill related to the acquired banks. During the second quarter of 2003, Banknorth entered into (and paid) a settlement of $2.9 million, net of Federal income tax benefit, (negotiated by approximately 50 similarly-situated financial institutions doing business in Massachusetts) with the DOR. Goodwill was reduced to reflect the final settlement.

Note 12 – Subsequent Events

Subsequent to June 30, 2003, the Company entered into agreements to purchase two insurance agencies in Maine and Connecticut for a combined purchase price of approximately $3.1 million. The agencies will be merged into Morse, Payson & Noyes, a subsidiary of Banknorth NA, in the third quarter of 2003.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)

OVERVIEW

Our financial statements for the three and six months ended June 30, 2003 reflect the acquisition of American Financial Holdings, Inc. (“American”) from the date of acquisition on February 14, 2003. American had total assets of $2.7 billion at the date of acquisition. In addition, the financial statements reflect the acquisitions of Community Insurance Agencies, Inc. (“Community”), which closed on July 2, 2002, Ipswich Bancshares, Inc. (“Ipswich”), which closed on July 26, 2002, Bancorp Connecticut, Inc. (“Bancorp”), which closed on August 31, 2002, and Warren Bancorp (“Warren”), which closed on December 31, 2002. These 2002 acquisitions increased total assets (including intangible assets) by $1.7 billion. All of these mergers were accounted for under the purchase method of accounting, and as a result, the assets and liabilities of these companies and their results of operations have been included in our financial statements since the date of acquisition.

In April and early May 2003, we implemented a deleveraging strategy which benefited our net interest margin, mitigated interest rate risk and reduced the level of assets subject to prepayment risk. During the second quarter of 2003, we sold $901 million of investment securities (which had a weighted average yield of 5.05%) and used the proceeds to prepay $853 million of borrowings (which had a weighted average rate of 4.49%). The gain on sale of the securities totaled $29.2 million, while the prepayment charges on the borrowings which were repaid pursuant to the deleveraging program totaled $28.5 million. The reduction in assets freed up approximately $54 million of Tier 1 leverage capital, which was used to repurchase shares of our common stock in the open market. These stock repurchases had the effect of making the reduction in net interest income resulting from the deleveraging program neutral in terms of our earnings per share.

SUMMARY

We reported consolidated net income of $87.5 million, or $0.53 per diluted share, for the second quarter of 2003 as compared with $76.2 million, or $0.51 per diluted share, for the second quarter of 2002, a per share increase of 4%. Our growth in net income for the quarter ended June 30, 2003 over the same quarter last year was due in part to acquisitions completed in 2003 and 2002. Results were diminished by the effect of merger and consolidation costs of $1.5 million ($1.0 million after-tax) for the three months ended June 30, 2003 and $1.1 million ($690 thousand after-tax) for the three months ended June 30, 2002.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 14.24% and 1.38%, respectively, for the quarter ended June 30, 2003 and were 17.45% and 1.46%, respectively, for the comparable quarter last year.

Results for the second quarter of 2003 improved over the second quarter of 2002 due primarily to strong fee income and expense control. Net interest income increased by $12.1 million (or 6%) over the second quarter of last year as increased volume more than offset a 47 basis point decline in net interest margin. Noninterest income was $115.8 million and $63.0 million for the quarters ended June 30, 2003 and 2002, respectively, an 84% increase. This increase was largely due to $29.2 million of gains from the sale of securities related to our deleveraging program. Noninterest expenses totaled $184.0 million and $136.8 million for the quarters ended June 30, 2003 and 2002, respectively, an increase of 35%. The added expenses resulted primarily from the $28.5 million of prepayment penalties on borrowings related to our deleveraging program. In addition, noninterest expense increased as a result of acquisitions, particularly compensation and employee benefits and occupancy expense, which were partially offset by lower incentive expense. The efficiency ratio was 56.21% in the second quarter of 2003 compared to 52.12% in the comparable period last year. The prepayment penalties and securities gains related to the deleveraging program increased the efficiency ratio by 4.05%. For a description of the methodology we use to calculate the efficiency ratio, see Note 3 to Table 1.

For the six months ended June 30, 2003, we reported consolidated net income of $168.9 million, or $1.04 per diluted share, as compared with $144.6 million, or $0.96 per diluted share, for the same period in the prior year. Results in each period were diminished by the effect of merger and consolidation costs, which totaled $6.0 million ($3.9 million after-tax), or $0.02 per diluted share, for the six months ended June 30, 2003 and $9.3 million ($6.0 million after-tax), or $0.04 per diluted share, for the six months ended June 30, 2002. (See Table 6 for special charge detail for the six months ended June 30, 2003 and 2002). Net interest income for the six months ended June 30, 2003 increased by $21.8 million or 5% from the same period last year. The increase was primarily attributable to increases in the volume of interest-earning assets, primarily due to acquisitions, which more than offset the effects of decreases in interest rates. The provision for loan and lease losses for the six months ended June 30, 2003 decreased $1.3 million over the same period last year primarily due to lower nonperforming assets and a higher coverage ratio of the allowance to non-performing loans and leases (see Table 4). Noninterest income was $194.1 million and $124.6 million for the six months ended June 30, 2003 and 2002, respectively, a 56% increase. The increase in noninterest income for the six months ended June 30, 2003 was primarily attributable to $29.2 million of gains from the sale of securities related to our deleveraging program, an increase of $10.3 million in income from covered call premiums and additional income from acquisitions. Noninterest expenses totaled $333.9 million and $279.7 million for the six months ended June 30, 2003 and 2002, respectively, an increase of 19%. The increase in noninterest expense was primarily due to $28.5 million of prepayment penalties on borrowings related to our deleveraging program and compensation and employee benefits and occupancy expenses related to acquisitions, which were mitigated by lower merger and consolidations costs and incentive expense.

Selected quarterly data, ratios and per share data are provided in Table 1.

TABLE 1 - Selected Quarterly Data

		2003		2002

		Second	First	Fourth	Third	Second	First

Net interest income	A	$211,574	$206,137	$199,563	$200,996	$199,473	$196,486
Provision for loan and lease losses		10,500	10,901	10,829	10,829	10,829	11,828

Net interest income after loan and lease loss provision		201,074	195,236	188,734	190,167	188,644	184,658
Noninterest income	B	115,828	78,238	84,441	65,504	62,986	61,576
Noninterest expenses	C	184,039	149,908	158,126	141,577	136,791	142,897

Income before income taxes		132,863	123,566	115,049	114,094	114,839	103,337
Income tax expense		45,338	42,173	37,911	37,232	38,680	34,859

Net income		$87,525	$81,393	$77,138	$76,862	$76,159	$68,478

Weighted average shares outstanding:
Basic		162,312	157,667	148,226	148,099	147,233	149,347
Diluted		164,559	159,328	149,389	149,662	149,064	151,116
Basic earnings per share:		$0.54	$0.52	$0.52	$0.52	$0.52	$0.46
Diluted earnings per share:		$0.53	$0.51	$0.52	$0.51	$0.51	$0.45
Return on average assets (1)		1.38%	1.32%	1.35%	1.40%	1.46%	1.36%
Return on average equity (1)		14.24%	14.26%	15.75%	16.25%	17.45%	15.73%
Net interest margin (fully-taxable equivalent) (1)		3.71%	3.66%	3.86%	4.03%	4.18%	4.23%
Noninterest income as a percent of total income (2)		35.38%	27.51%	29.73%	24.58%	24.00%	23.86%
Efficiency ratio (3)		56.21%	52.71%	55.68%	53.12%	52.12%	55.37%

(1)	Annualized.

(2)	Represents noninterest income as a percentage of net interest income and noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(3)	Represents noninterest expenses as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C) divided by (A+B).

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

Fully-taxable equivalent net interest income for the second quarter of 2003 increased $12.3 million, or 6%, compared to the second quarter of 2002. This increase was primarily attributable to increases in the volume of interest-earning assets and interest-bearing liabilities. Average earning assets increased $3.8 billion, or 20%, for the three months ended June 30, 2003 compared to the same period in the prior year, primarily as a result of acquisitions. Average loans and leases increased by $2.8 billion, or 22%, compared to the second quarter of 2002 due primarily to acquisitions and, to a lesser extent, internal loan growth. Average loans as a percent of average earning assets was 68% and 67% for the quarters ended June 30, 2003 and 2002, respectively. Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, decreased from 4.18% to 3.71% during the three months ended June 30, 2002 and 2003, respectively, a decline of 11% (or 47 basis points). The primary reasons for this margin compression were the effects of acquisitions (15 basis points, including cash paid and lower margins at acquired banks), a heavier weighting of U. S. agency securities in our investment portfolio versus mortgage-backed securities (8 basis points) and the impact of prepayments and repricing on loans, securities, deposits and borrowings in a declining rate environment. The margin compression was mitigated somewhat by the positive impact of the deleveraging strategy implemented in the second quarter of 2003, which resulted in a benefit of approximately 7 basis points in the quarter. Had the deleveraging been completed as of April 1, 2003, the benefit to the net interest margin in the second quarter would have been approximately 11 basis points. See additional discussion below. Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, decreased from 3.80% to 3.45% on a fully-taxable equivalent basis during the three months ended June 30, 2002 and 2003, respectively, primarily due to a 83 basis point decrease in rates paid on interest-bearing liabilities compared to a 118 basis point decrease in interest rates earned on interest-earning assets.

In March 2003, we entered into an interest rate swap agreement to hedge the fair value of our banking subsidiary’s $200 million subordinated debt (fixed rate of 7.625% maturing in 2011). The effect of this hedge was to synthetically convert this fixed rate debt to a variable rate set at 3-month LIBOR (1.12% at June 30, 2003) plus 3.47%. In addition, in April 2003, we entered into a 5-year interest rate swap agreement to hedge the fair value of our $150 million senior notes (fixed rate of 3.75% maturing in 2008). The effect of this hedge was to synthetically convert this fixed rate to a variable rate set at 3-month LIBOR plus 0.41%. The combined effect of these interest rate swaps was to lower interest expense by $1.4 million in the second quarter of 2003.

Our fully-taxable equivalent net interest income for the six months ended June 30, 2003 increased $21.9 million compared to the six months ended June 30, 2002. The net interest margin decreased from 4.21% for the six months ended June 30, 2002 to 3.69% for the six months ended June 30, 2003, and the fully-taxable equivalent interest rate spread decreased from 3.81% to 3.41% during the same period, respectively, primarily due to a 73 basis point decrease in rates paid on interest-bearing liabilities compared to a 113 basis point decrease in interest rates earned on interest-earning assets. Average net earning assets increased $432.3 million from the six months ended June 30, 2002 compared to the six months ended June 30, 2003, primarily as a result of acquisitions. Table 2 shows average balances, net interest income by category and rates for each of the quarters in 2003 and 2002 and for the six months ended June 30, 2003 and 2002. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also “Asset-Liability Management” below.

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

TABLE 2 - Average Balances, Yields and Rates

	2003 Second Quarter			2003 First Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,996,485	$43,147	5.76%	$2,792,615	$41,652	5.97%
Commercial real estate mortgages	5,074,540	78,342	6.19	4,913,188	77,810	6.42
Commercial business loans and leases	3,154,085	41,105	5.23	3,006,370	39,475	5.32
Consumer loans and leases	4,463,057	64,145	5.76	4,186,917	62,178	6.02

Total loans and leases	15,688,167	226,739	5.79	14,899,090	221,115	6.00
Investment securities (3)	7,280,880	77,177	4.24	7,879,925	89,449	4.54
Federal funds sold and other short-term investments	18,077	54	1.20	4,535	25	2.21

Total earning assets	22,987,124	303,970	5.30	22,783,550	310,589	5.50

Noninterest-earning assets	2,513,556			2,283,927

Total assets	$25,500,680			$25,067,477

Interest-bearing deposits:
Regular savings	$2,468,244	3,089	0.50	$2,173,771	3,075	0.57
NOW and money market accounts	6,582,004	15,908	0.97	6,217,880	15,707	1.02
Certificates of deposit	5,243,908	31,737	2.43	5,012,351	32,609	2.64
Brokered deposits	—	—	0.00	—	—	0.00

Total interest-bearing deposits	14,294,156	50,734	1.42	13,404,002	51,391	1.55
Borrowed funds	5,459,725	40,170	2.95	6,272,657	51,799	3.34

Total interest-bearing liabilities	19,753,881	90,904	1.85	19,676,659	103,190	2.13

Non-interest bearing deposits	3,099,420			2,905,737
Other liabilities	181,765			170,732
Shareholders’ equity	2,465,614			2,314,349

Total liabilities and shareholders’ equity	$25,500,680			$25,067,477

Net earning assets	$3,233,243			$3,106,891

Net interest income (fully-taxable equivalent)		213,066			207,399
Less: fully-taxable equivalent adjustments		(1,492)			(1,262)

Net interest income		$211,574			$206,137

Net interest rate spread (fully-taxable equivalent)			3.45%			3.37%
Net interest margin (fully-taxable equivalent)			3.71%			3.66%

(1)	Annualized.
(2)	Loans and leases include loans held for sale.
(3)	Includes securities available for sale and held to maturity

TABLE 2 - Average Balances, Yields and Rates

	2002 Fourth Quarter			2002 Third Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,641,957	$42,420	6.42%	$2,657,333	$44,205	6.65%
Commercial real estate mortgages	4,504,625	76,131	6.71	4,347,508	75,210	6.86
Commercial business loans and leases	2,844,994	39,940	5.57	2,754,430	40,327	5.81
Consumer loans and leases	3,830,542	62,237	6.45	3,662,187	62,624	6.78

Total loans and leases	13,822,118	220,728	6.35	13,421,458	222,366	6.58
Investment securities (3)	6,896,813	86,959	5.04	6,487,448	91,518	5.64
Federal funds sold and other short-term investments	22,576	88	1.54	118,281	510	1.71

Total earning assets	20,741,507	307,775	5.91	20,027,187	314,394	6.25

Noninterest-earning assets	1,904,181			1,770,564

Total assets	$22,645,688			$21,797,751

Interest-bearing deposits:
Regular savings	$1,835,068	3,213	0.69	$1,773,402	4,207	0.94
NOW and money market accounts	5,889,603	18,944	1.28	5,608,231	21,649	1.53
Certificates of deposit	4,624,776	33,753	2.90	4,736,817	36,307	3.04
Brokered deposits	22,431	96	1.70	37,000	173	1.85

Total interest-bearing deposits	12,371,878	56,006	1.80	12,155,450	62,336	2.03
Borrowed funds	5,296,244	51,000	3.83	4,885,461	49,825	4.05

Total interest-bearing liabilities	17,668,122	107,006	2.41	17,040,911	112,161	2.61

Non-interest bearing deposits	2,837,369			2,684,263
Other liabilities	196,567			196,573
Shareholders’ equity	1,943,630			1,876,004

Total liabilities and shareholders’ equity	$22,645,688			$21,797,751

Net earning assets	$3,073,385			$2,986,276

Net interest income (fully-taxable equivalent)		200,769			202,233
Less: fully-taxable equivalent adjustments		(1,206)			(1,237)

Net interest income		$199,563			$200,996

Net interest rate spread (fully-taxable equivalent)			3.50%			3.64%
Net interest margin (fully-taxable equivalent)			3.86%			4.03%

(1)	Annualized.
(2)	Loans and leases include loans held for sale.
(3)	Includes securities available for sale and held to maturity

TABLE 2 - Average Balances, Yields and Rates

	2002 Second Quarter			2002 First Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,569,964	$43,946	6.84%	$2,675,415	$47,265	7.07%
Commercial real estate mortgages	4,216,766	74,347	7.07	4,101,873	72,724	7.19
Commercial business loans and leases	2,595,548	39,333	6.08	2,464,378	38,661	6.36
Consumer loans and leases	3,530,040	62,158	7.06	3,539,213	63,952	7.33

Total loans and leases	12,912,318	219,784	6.82	12,780,879	222,602	7.04
Investment securities (3)	6,276,523	90,804	5.79	5,943,057	84,296	5.68
Federal funds sold and other short-term investments	25,856	52	0.81	72,107	415	2.33

Total earning assets	19,214,697	310,640	6.48	18,796,043	307,313	6.59

Noninterest-earning assets	1,676,185			1,671,783

Total assets	$20,890,882			$20,467,826

Interest-bearing deposits:
Regular savings	$1,716,942	4,061	0.95	$1,646,822	3,964	0.98
NOW and money market accounts	5,246,053	19,897	1.52	5,099,310	18,895	1.50
Certificates of deposit	4,652,499	37,273	3.21	4,762,399	41,694	3.55
Brokered deposits	50,741	235	1.86	63,594	288	1.84

Total interest-bearing deposits	11,666,235	61,466	2.11	11,572,125	64,841	2.27
Borrowed funds	4,784,197	48,448	4.06	4,511,945	44,679	4.01

Total interest-bearing liabilities	16,450,432	109,914	2.68	16,084,070	109,520	2.76

Non-interest bearing deposits	2,520,968			2,446,539
Other liabilities	168,403			171,449
Shareholders’ equity	1,751,079			1,765,768

Total liabilities and shareholders’ equity	$20,890,882			$20,467,826

Net earning assets	$2,764,265			$2,711,973

Net interest income (fully-taxable equivalent)		200,726			197,793
Less: fully-taxable equivalent adjustments		(1,253)			(1,307)

Net interest income		$199,473			$196,486

Net interest rate spread (fully-taxable equivalent)			3.80%			3.83%
Net interest margin (fully-taxable equivalent)			4.18%			4.23%

(1)	Annualized.
(2)	Loans and leases include loans held for sale.
(3)	Includes securities available for sale and held to maturity

TABLE 2 - Average Balances, Yields and Rates

	Six Months Ended			Six Months Ended
	June 30, 2003			June 30, 2002

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,895,113	$84,798	5.86%	$2,622,398	$91,211	6.96%
Commercial real estate mortgages	4,994,310	156,153	6.31	4,159,637	147,071	7.13
Commercial business loans and leases	3,080,635	80,579	5.27	2,530,326	77,994	6.21
Consumer loans and leases	4,325,750	126,323	5.89	3,534,601	126,110	7.19

Total loans and leases	15,295,808	447,853	5.89	12,846,962	442,386	6.93
Investment securities (3)	7,578,748	166,627	4.40	6,110,711	175,100	5.73
Federal funds sold and other short-term investments	11,346	79	1.40	48,854	467	1.93

Total earning assets	22,885,902	614,559	5.40	19,006,527	617,953	6.53

Noninterest earning assets	2,398,143			1,673,796

Total assets	$25,284,045			$20,680,323

Interest-bearing deposits:
Regular savings	$2,321,821	6,165	0.54	$1,682,076	8,025	0.96
NOW and money market accounts	6,400,948	31,615	1.00	5,173,087	38,792	1.51
Certificates of deposit	5,128,769	64,346	2.53	4,707,146	78,967	3.38
Brokered deposits	—	—	0.00	57,131	523	1.85

Total interest-bearing deposits	13,851,538	102,126	1.49	11,619,440	126,307	2.19
Borrowed funds	5,863,321	91,969	3.16	4,648,327	93,127	4.03

Total interest-bearing liabilities	19,714,859	194,095	1.99	16,267,767	219,434	2.72

Non-interest bearing deposits	3,003,113			2,483,959
Other liabilities	175,298			169,654
Shareholders’ equity	2,390,775			1,758,943

Total liabilities and shareholders’ equity	$25,284,045			$20,680,323

Net earning assets	$3,171,043			$2,738,760

Net interest income (fully-taxable equivalent)		420,464			398,519
Less: fully-taxable equivalent adjustments		(2,754)			(2,560)

Net interest income		$417,710			$395,959

Net interest rate spread (fully-taxable equivalent)			3.41%			3.81%
Net interest margin (fully-taxable equivalent)			3.69%			4.21%

(1)	Annualized.
(2)	Loans and leases include loans held for sale.
(3)	Includes securities available for sale and held to maturity

The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rate (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 3 - Rate /Volume Analysis

	Three Months Ended				Six Months Ended
	June 30, 2003 vs. June 30, 2002				June 30, 2003 vs. June 30, 2002
	Increase (decrease) due to				Increase (decrease) due to

			Rate and	Total			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change	Volume (1)	Rate	Volume (2)	Change

Interest income:
Loans and leases	$47,199	($33,158)	($7,086)	$6,955	$84,155	($66,255)	($12,433)	$5,467
Investment securities	14,498	(24,255)	(3,870)	(13,627)	41,714	(40,302)	(9,885)	(8,473)
Federal funds sold and other short-term investements	(16)	25	(7)	2	(359)	(128)	99	(388)

Total interest income	61,681	(57,388)	(10,963)	(6,670)	125,510	(106,685)	(22,219)	(3,394)

Interest expense:
Interest-bearing deposits:
Regular savings	1,779	(1,926)	(825)	(972)	3,046	(3,503)	(1,403)	(1,860)
NOW and money market accounts	5,063	(7,194)	(1,858)	(3,989)	9,194	(13,083)	(3,288)	(7,177)
Certificates of deposit	4,733	(9,048)	(1,221)	(5,536)	7,067	(19,841)	(1,847)	(14,621)
Brokered deposits	(235)	(235)	235	(235)	(524)	(524)	525	(523)

Total interest-bearing deposits	11,340	(18,403)	(3,669)	(10,732)	18,783	(36,951)	(6,013)	(24,181)
Borrowed funds	6,838	(13,240)	(1,876)	(8,278)	24,281	(20,054)	(5,385)	(1,158)

Total interest expense	18,178	(31,643)	(5,545)	(19,010)	43,064	(57,005)	(11,398)	(25,339)

Net interest income (fully taxable equivalent)	$43,503	($25,745)	($5,418)	$12,340	$82,446	($49,680)	($10,821)	$21,945

(1)	Volume increases include the effects of acquisitions, including the acquisition of Ipswich on July 26, 2002, Bancorp on August 31, 2002, Warren on December 31, 2002 and American on February 14, 2003.
(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Provision and Allowance for Loan and Lease Losses

We provided $10.5 million and $10.8 million for loan and lease losses in the quarters ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, we provided $21.4 million and $22.7 million for loan and lease losses, respectively. The lower provisions were due to lower nonperforming assets, a higher coverage ratio of the allowance to non-performing loans and leases and lower delinquency ratios. As shown in Table 12, nonperforming assets amounted to $64.5 million at June 30, 2003 compared to $72.2 million at June 30, 2002. At June 30, 2003, the allowance for loan and lease losses amounted to $227.2 million, or 1.44% of total portfolio loans and leases, as compared to $208.3 million, or 1.48%, at December 31, 2002. The ratio of the allowance for loan and lease losses to nonperforming loans was 374% at June 30, 2003, as compared to 319% at December 31, 2002 and 289% at June 30, 2002. In addition, the allowance increased by $16.3 million as a result of carrying over the allowance of American which was acquired on February 14, 2003.

The allowance for loan and lease losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation. We believe that the methods used by us in determining the allowance for loan and lease losses constitute a critical accounting policy. Although we utilize judgment in providing for losses, for the reasons discussed under “Credit Risk Management - Nonperforming Assets,” there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods especially in light of current economic conditions.

TABLE 4 - Allowance for Loan and Lease Losses

	2003 Second	2003 First	2002 Fourth	2002 Third	2002 Second	2002 First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance at beginning of period	$226,677	$208,273	$201,689	$193,444	$190,890	$189,837
Additions due to acquisitions	—	16,346	4,972	7,822	—	—
Charge-offs:
Residential real estate mortgages	53	55	(263)	56	201	(134)
Commercial real estate mortgages	202	262	459	(76)	273	635
Commercial business loans and leases	5,754	3,205	5,060	8,703	5,319	5,374
Consumer loans and leases	6,959	7,609	7,597	5,922	5,834	7,042

Total loans and leases charged off	12,968	11,131	12,853	14,605	11,627	12,917

Recoveries:
Residential real estate mortgages	22	22	12	65	21	23
Commercial real estate mortgages	676	534	70	(7)	27	27
Commercial business loans and leases	1,286	689	2,628	3,108	2,136	1,101
Consumer loans and leases	1,047	1,043	927	1,033	1,168	991

Total loans and leases recovered	3,031	2,288	3,637	4,199	3,352	2,142

Net charge-offs	9,937	8,843	9,216	10,406	8,275	10,775
Provision for loan and lease losses	10,500	10,901	10,828	10,829	10,829	11,828

Allowance at end of period	$227,240	$226,677	$208,273	$201,689	$193,444	$190,890

Average loans and leases outstanding during the period (1)	$15,634,071	$14,829,108	$13,750,316	$13,375,980	$12,871,386	$12,723,083

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.25%	0.24%	0.27%	0.31%	0.26%	0.34%
Ratio of allowance to total loans and leases at end of period (1)	1.44%	1.46%	1.48%	1.47%	1.48%	1.50%
Ratio of allowance to nonperforming loans and leases at end of period	374%	288%	319%	311%	289%	268%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (1):
Residential real estate mortgages	0.004%	0.005%	(0.042%)	(0.001%)	0.029%	(0.024%)
Commercial real estate mortgages	(0.037%)	(0.022%)	0.034%	(0.006%)	0.023%	0.060%
Commercial business loans and leases	0.568%	0.339%	0.339%	0.806%	0.492%	0.703%
Consumer loans and leases	0.531%	0.636%	0.691%	0.530%	0.530%	0.693%

(1)	Excludes residential real estate loans held for sale.

Noninterest Income

Noninterest income for the second quarter ended June 30, 2003 totaled $115.8 million, an increase of $52.8 million, or 84%, from the second quarter of 2002. Included in this increase was $29.2 million of gains from the sale of securities related to the aforementioned deleveraging program. This amount represented 55% of the total increase. The remaining increase was primarily due to increases in deposit services income, other noninterest income (primarily covered call premium income), merchant and electronic banking income and investment planning services income. These increases were partially offset by lower income from trust and investment management services. Noninterest income, including net securities gains, as a percent of total income was 35% and 24% for the quarters ended June 30, 2003 and 2002, respectively. Net securities gains represented 29% and 1% of noninterest income for the quarters ended June 30, 2003 and 2002, respectively.

Deposit services income amounted to $23.7 million for the second quarter of 2003 compared to $19.9 million for the same period in 2002, an increase of $3.8 million, or 19%. For the six months ended June 30, 2003 and 2002, deposit services income amounted to $46.3 million and $38.9 million, respectively, an increase of 19%. These increases were primarily attributable to volume and fee increases on deposit accounts and overdraft fees, which were due in part to the acquisitions in 2003 and 2002.

Insurance brokerage commissions income amounted to $10.9 million for the second quarter of 2003 compared to $10.1 million for the same period in 2002, an increase of 9%. For the six months ended June 30, 2003 and 2002, insurance brokerage commissions amounted to $23.3 million and $20.2 million, respectively, an increase of 15%.

These increases were mostly attributable to the acquisition of Community Insurance Agency in the third quarter of 2002 and higher annual bonus and profit sharing commissions received from the carriers in the first quarter of 2003, which is not expected to continue during the remainder of 2003.

Merchant and electronic banking income was $11.2 million for the second quarter of 2003 compared to $9.7 million for the second quarter of 2002, an increase of 16%. For the six months ended June 30, 2003 and 2002, merchant and electronic banking income amounted to $20.3 million and $17.4 million, respectively, an increase of 17%. This income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. The increases were due primarily to increases in the volume of transactions processed and increased market share from acquisitions.

Trust and investment management services income amounted to $8.0 million for the quarter ended June 30, 2003 compared to $8.5 million for the second quarter of 2002, a decrease of 7%. For the six months ended June 30, 2003 and 2002, trust and investment management services income amounted to $15.3 million and $16.8 million, respectively, a decrease of 9%. Assets under management increased to $8.1 billion at June 30, 2003 from $8.0 billion at June 30, 2002. Income based on the market value of assets under management decreased modestly as the market performance in the first quarter of the year continued to negatively impact the second quarter revenue.

Bank-owned life insurance (“BOLI”) income was $5.8 million for the second quarter of 2003, compared to $5.0 million for the same period in 2002, an increase of 17%. For the six months ended June 30, 2003 and 2002, BOLI income amounted to $11.2 million and $9.4 million, respectively, an increase of 19%. The increase related to BOLI purchased in 2002 and $85.6 million of BOLI acquired in the American merger in the first quarter of 2003. Income from BOLI represents life insurance on the lives of certain employees who have provided a consent allowing the Bank to be the beneficiary of such policies. Most of the BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such companies AA- or better at June 30, 2003. The BOLI investment provides a means to mitigate increasing employee benefit costs. For the second quarter of 2003, the average carrying value of BOLI was $473 million compared to $366 million for the second quarter of 2002.

Investment planning services income in the second quarter of 2003 amounted to $3.9 million compared to $3.0 million in the second quarter of 2002, an increase of $947 thousand, or 32%. For the six months ended June 30, 2003 and 2002, investment planning services income amounted to $7.2 million and $5.7 million, respectively, an increase of 26%. These increases were primarily attributable to commissions earned from increased sales of third party mutual funds and annuities.

Net securities gains amounted to $33.4 million and $350 thousand during the quarters ended June 30, 2003 and 2002, respectively. During the second quarter of 2003, we sold $901 million in securities as part of the deleveraging program discussed above. The gains on sales of these securities amounted to $29.2 million, which were substantially offset by prepayment penalties of $28.5 million related to borrowings which were prepaid in connection with the deleveraging program. Other asset liability management strategies resulted in $4.2 million of net securities gains during the three months ended June 30, 2003. For the six months ended June 30, 2003 and 2002, net securities gains were $36.2 million and $369 thousand, respectively. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Other noninterest income amounted to $18.8 million and $6.5 million for the quarters ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, other noninterest income amounted to $34.3 million and $15.8 million, respectively. These increases were mostly due to increases in covered call premium income resulting from call options written on both securities we own and securities we had committed to buy as well as increases in mortgage banking income and gains on the sales of bank premises which are included in other income ($686 thousand for both the three and six months ended June 30, 2003). The following table presents the detail of other noninterest income for the periods indicated:

Table 5 - Other Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Covered call premiums	$7,199	$1,410	$14,238	$3,979
Loan fee income	6,978	5,086	12,080	10,522
Mortgage banking services	3,069	489	6,241	2,165
Losses on small business investments	(98)	(744)	(615)	(1,702)
Miscellaneous other	1,658	262	2,367	860

Total	$18,806	$6,503	$34,311	$15,824

Noninterest Expense

Noninterest expense was $184.0 million and $136.8 million for the quarters ended June 30, 2003 and 2002, respectively, which represented an increase of $47.2 million, or 35%. Included in this increase was $28.5 million of prepayment penalties on borrowings related to the aforementioned deleveraging program. This amount represented 60% of the total increase. The remaining expense categories that increased included compensation and employee benefits expense ($6.5 million), equipment expense ($2.5 million) and occupancy expense ($2.4 million). For the six months ended June 30, 2003 and 2002, noninterest expenses amounted to $333.9 million and $279.7 million, respectively. Included in this increase was $28.5 million of prepayment penalties on borrowings related to the aforementioned deleveraging program. This amount represented 53% of the total increase of $54.2 million. The remaining increases in noninterest expense for the quarter and six months ended June 30, 2003 over the comparable periods last year were primarily attributable to acquisitions.

Compensation and employee benefits expense of $82.2 million for the quarter ended June 30, 2003 increased $6.5 million, or 9%, from the same quarter of last year. For the six months ended June 30, 2003 and 2002, compensation and employee benefits expense amounted to $162.9 million and $151.0 million, respectively. These increases were primarily due to additional employees from acquisitions and increased benefit costs, which were partially offset by lower incentive expense. The total number of full-time equivalent employees was approximately 6,600 at June 30, 2003 compared to 6,100 at June 30, 2002. Pension expense under the defined benefit pension plan (which is included in compensation and employee benefits expense) was $2.5 million and $873 thousand for the three months ended June 30, 2003 and 2002, respectively, and increased primarily due to a lower discount rate and a lower expected rate of return on plan assets. The fair value of plan assets as of June 30, 2003 was $177.6 million as compared to $154.9 million at December 31, 2002.

Data processing expense amounted to $10.4 million and $9.8 million for the quarters ended June 30, 2003 and 2002, respectively, an increase of $572 thousand, or 6%. The increase was primarily due to increased transaction volume (core processing and data lines) and software licensing costs. The increase was partially offset by lower bank card expenses due to lower fees charged by a new third-party processor. In addition, beginning in July 2002, check processing was insourced and the primary costs are now recorded in compensation and employee benefits. Previously, a third-party vendor handled check processing and its charges were recorded as data processing costs. For the six months ended June 30, 2003 and 2002, data processing expense amounted to $20.6 million and $20.4 million, respectively.

Occupancy expense of $15.2 million during the three months ended June 30, 2003 increased $2.4 million, or 19%, from the same quarter in 2002, primarily due to the cost of our new facility in West Falmouth, Maine and the cost of facilities assumed in acquisitions. For the six months ended June 30, 2003 and 2002, occupancy expense amounted to $30.1 million and $25.3 million, an increase of 19%.

Equipment expense of $12.4 million during the three months ended June 30, 2003 increased $2.5 million, or 25%, from the second quarter of last year. For the six months ended June 30, 2003 and 2002, equipment expense amounted to $23.7 million and $19.6 million, respectively. These increases were primarily due to depreciation expense on new technology equipment and software (e.g., e-commerce) and depreciation/maintenance of equipment obtained through acquisitions.

Advertising and marketing expense amounted to $6.0 million and $4.2 million for the three months ended June 30, 2003 and 2002, respectively. The $1.7 million, or 41%, increase was largely due to the timing of advertising campaigns, new advertising promotions and corporate sponsorships and additional expenses for the introduction of our products in new market areas. For the six months ended June 30, 2003 and 2002, advertising and marketing expense amounted to $11.0 million and $8.2 million, respectively, an increase of 34% primarily for the same reasons described above.

Amortization of identifiable intangible assets of $2.3 million during the three months ended June 30, 2003 increased $1.2 million from the second quarter of last year. This increase was primarily due to amortization of core deposit intangibles and other identifiable intangibles recorded in connection with acquisitions. For the six months ended June 30, 2003 and 2002, amortization of identifiable intangible assets amounted to $4.3 million and $2.7 million, respectively. For additional information, see Note 4 to the unaudited Consolidated Financial Statements included herein.

Merger and consolidation costs amounted to $1.5 million ($1.0 million after-tax) and $1.1 million ($690 thousand after-tax) for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, merger and consolidation costs amounted to $6.0 million ($3.9 million after-tax) and $9.3 million ($6.0 million after-tax), respectively. The following table summarizes merger and consolidation costs for the three and six months ended June 30, 2003 and 2002.

Table 6 - Merger and Consolidation Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

American Merger Charges
Personnel costs	$129	—	$1,044	—
Systems conversion and integration/customer communications	684	—	1,905	—
Other costs	283	—	1,397	—

	1,096	—	4,346	—

Warren Merger Charges
Personnel costs	214	—	837	—
Systems conversion and integration/customer communications	365	—	871	—
Other costs	247	—	347	—

	826	—	2,055	—

Andover/MetroWest Merger Charges
Personnel costs	—	(423)	1	635
Systems conversion and integration/customer communications	—	336	—	3,052
Other costs	14	(174)	(10)	1,858

	14	(261)	(9)	5,545

Charter Consolidation Costs
Personnel costs	—	770	—	770
Branch signage	—	—	—	729
Customer notices	—	—	—	567
Forms and documents	—	192	—	576
Other costs	—	131	—	780

	—	1,093	—	3,422

Other Costs
Bancorp and Ipswich merger charges	209	711	247	714
Branch decommissioning costs	—	(33)	—	33
Reverse auto lease reserves (Banknorth - Vermont)	(615)	—	(615)	—
Other costs	—	(449)	(43)	(449)

	(406)	229	(411)	298

Total Merger and Consolidation Costs	$1,530	$1,061	$5,981	$9,265

The following table summarizes activity in the accrual account for merger and consolidation costs from December 31, 2002 through June 30, 2003.

TABLE 7 - Merger and Consolidation Costs - Activity in the Accrual Account

					Non-cash Write
	Balance	Accrued		Cash	Downs and Other	Balance
	12/31/02	at Acquisition	Charges	Payments	Adjustments	6/30/03

American Merger	$—	$13,600	$4,346	($15,702)	($625)	$1,619
Warren Merger	2,052	—	2,055	(3,660)	221	668
Andover / MetroWest Mergers	321	—	(9)	(33)	(189)	90
Other Merger and Consolidation Costs	3,181	—	(411)	(793)	(1,183)	794

Total	$5,554	$13,600	$5,981	($20,188)	($1,776)	$3,171

Prepayment penalties on borrowings amounted to $30.5 million during the second quarter ended June 30, 2003, $28.5 million of which was incurred in connection with the above-discussed deleveraging program, and $2.0 million of which was incurred in connection with the early payoff of other borrowings. There were no prepayment penalties in the second quarter last year.

Other noninterest expenses amounted to $23.5 million and $22.1 million during the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, other noninterest expenses amounted to $44.9 million and $43.1 million, respectively. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

TABLE 8 - Other Noninterest Expenses

	2003		2002

	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Telephone	$2,595	$3,468	$3,600	$3,276	$3,332	$3,189
Office supplies	2,523	2,794	2,594	2,726	2,597	2,819
Postage and freight	3,223	3,074	2,490	2,402	2,206	2,609
Miscellaneous loan costs	1,563	948	1,178	239	1,706	1,167
Deposits and other assessments	974	899	871	969	901	799
Collection and carrying costs of non-performing assets	947	308	595	662	807	649
Other	11,689	9,880	13,698	10,968	10,518	9,791

Total	$23,514	$21,371	$25,026	$21,242	$22,067	$21,023

	Six Months Ended

	6/30/2003	6/30/2002

Telephone	$6,063	$6,521
Office supplies	5,317	5,416
Postage and freight	6,297	4,815
Miscellaneous loan costs	2,511	2,873
Deposits and other assessments	1,873	1,700
Collection and carrying costs of non-performing assets	1,255	1,456
Other	21,567	20,309

Total	$44,883	$43,090

Taxes

The effective tax rate was 34% for the three and six months ended June 30, 2003 and 2002, respectively.

Comprehensive Income

Comprehensive income amounted to $68.4 million and $139.9 million during the three months ended June 30, 2003 and 2002, respectively and $150.9 million and $180.0 million for the six months ended June 30, 2003 and 2002, respectively. Comprehensive income was different from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts (primarily forward sales commitments related to loans held for sale) that are accounted for as cash flow hedges. For additional information, see Note 8 to the unaudited Consolidated Financial Statements.

Our available for sale investment portfolio had unrealized gains, net of applicable income tax effects, of $98.6 million, $118.0 million and $76.4 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. At June 30, 2003, the net unrealized gains of $151.7 million, before related tax effect, represented 2% of securities available for sale. We attempt to balance the interest rate risk of assets with liabilities (see “Interest Rate Risk and Asset Liability Management”). However, the change in value of our liabilities, which tends to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income.”

FINANCIAL CONDITION

Our consolidated total assets amounted to $25.8 billion and $23.4 billion at June 30, 2003 and December 31, 2002, respectively. Total average assets were $25.5 billion and $20.9 billion for the three months ended June 30, 2003 and 2002, respectively. These increases were largely due to the acquisitions in 2003 and 2002, which added $4.7 billion in assets. Shareholders’ equity totaled $2.5 billion at June 30, 2003 and $2.1 billion at December 31, 2002.

Securities

The securities portfolio (including securities classified as held to maturity) averaged $7.3 billion during the second quarter of 2003, as compared to $6.3 billion in the second quarter of 2002. The net increase in the securities portfolio resulted from the acquisitions in 2003 and 2002, offset in part by the sale of $901 million of securities as part of our deleveraging strategy implemented in the second quarter of 2003. The securities portfolio consists primarily of mortgage-backed securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which included securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale were rated AAA or equivalently rated at June 30, 2003. At June 30, 2003 and December 31, 2002, we had $967.6 million and $830.1 million of securities available for sale with call provisions. The average yield on securities was 4.24% for the quarter ended June 30, 2003 and 5.79% for the quarter ended June 30, 2002. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $98.6 million and $118.0 million at June 30, 2003 and December 31, 2002, respectively. These unrealized gains do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains, net of related deferred income taxes, are a component of “Comprehensive Income” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $15.7 billion during the second quarter of 2003, an increase of $2.8 billion, or 22%, from the second quarter of 2002. This increase was primarily attributable to approximately $2.5 billion of loans and leases obtained as a result of acquisitions. Average loans as a percent of average earning assets was 68% during the quarter ended June 30, 2003 compared to 67% during the quarter ended June 30, 2002.

Average residential real estate loans (which include mortgage loans held for sale) of $3.0 billion during the second quarter of 2003 increased $426 million from the average amount of such loans during the second quarter of last year. Excluding acquisitions, average residential loans decreased approximately $941 million (or 24%) as a result of increased refinancing activity and prepayments in a lower interest rate environment. Mortgage loans held for sale amounted to $92.8 million and $128.6 million at June 30, 2003 and December 31, 2002, respectively. We are currently selling substantially all of the conforming 30-year fixed-rate loans we originate.

Average commercial real estate loans of $5.1 billion increased $858 million, or 20%, from the second quarter of last year. Excluding acquisitions, average commercial real estate loans increased $499 million or 11%. While most of our markets reflected increases, the largest increases were in Massachusetts and Connecticut. The average yield on commercial real estate loans during the second quarter of 2003 was 6.19%, as compared to 7.07% in the second quarter of 2002, a decrease of 88 basis points. The lower yield reflects the effect of the downward repricing of variable-rate loans, the refinancing of fixed-rate loans at lower rates and the origination of new loans at the lower prevailing rates.

Commercial business loans and leases averaged $3.2 billion during the second quarter of 2003, an increase of $559 million, or 22%, over the second quarter of 2002. Excluding acquisitions, average commercial business loans and leases increased $316 million or 11%. Massachusetts and Connecticut reflected the greatest amount of growth. The yield on commercial business loans and leases decreased to 5.23% in the second quarter of 2003 from 6.08% in the second quarter of 2002. The decrease in the yield was primarily due to lower rates on new loans and the repricing of variable-rate loans.

Consumer loans and leases averaged $4.5 billion during the second quarter of 2003, an increase of $933 million, or 26%, from the second quarter of 2002. Acquisitions accounted for approximately $603 million of the increase, while internal loan growth accounted for approximately $330 million of the increase. Internal growth was primarily in home equity loans and indirect auto loans. The average yield on consumer loans and leases decreased to 5.76% in the second quarter of 2003 from 7.06% in the second quarter of 2002. For a description of the types of loans and leases in our loan and lease portfolio and a breakdown of our consumer loans, see “Credit Risk.”

Deposits

Total deposits averaged $17.4 billion during the second quarter of 2003, an increase of $3.2 billion from the second quarter of 2002. Excluding acquisitions, average core deposits (deposits excluding certificates of deposit and brokered deposits) increased $1.0 billion from the second quarter of last year, or 9%. The average balances of certificates of deposit and brokered deposits (which tend to pay higher rates) as a percent of total deposits declined from 33% in the second quarter of 2002 to 30% in the second quarter of 2003. The ratio of loans to deposits was 89% and 90% at June 30, 2003 and December 31, 2002, respectively.

Average noninterest-bearing deposits totaled $3.1 billion during the second quarter of 2003, an increase of $578 million, or 23%, from the second quarter of 2002. This increase was largely due to $228 million of average noninterest-bearing deposits acquired in acquisitions as well as strong growth in existing market areas.

Average interest-bearing deposits of $14.3 billion during the second quarter of 2003 increased $2.6 billion from the second quarter of 2002. Excluding acquisitions, average money market and NOW deposits increased by $480 million and average regular savings deposits increased $128 million, while average certificates of deposit declined by $715 million. The decline in certificates of deposits resulted from our decision to allow deposits priced above alternate funding costs to run off. The average rates paid on NOW and money market accounts decreased 55 basis points from 1.52% in the second quarter of 2002 to 0.97% in the second quarter of 2003 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 69 basis points from 2.11% in the second quarter of 2002 to 1.42% in the second quarter of 2003, reflecting the decline in prevailing interest rates.

Included within the deposit categories above are government banking deposits, which averaged $1.2 billion in the second quarter of 2003 and $1.1 billion in the second quarter of 2002. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

We use both short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, retail securities sold under agreements to repurchase and other short-term borrowings, amounted to $1.1 billion and $1.3 billion at June 30, 2003 and December 31, 2002, respectively, a decrease of $165 million, or 13%.

At June 30, 2003, we also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. There were no drawdowns on this line in 2003.

Long-term debt includes FHLB advances, senior notes, subordinated notes, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with terms greater than one year. Long-term debt amounted to $3.5 billion and $3.9 billion at June 30, 2003 and December 31, 2002, respectively. The decrease in long-term debt was primarily due to the prepayment of $853 million of borrowings in connection with our deleveraging program, which was partially offset by the issuance of $150 million of senior notes in the second quarter of 2003 and $400 million of borrowings assumed in acquisitions.

At June 30, 2003 and December 31, 2002, FHLB borrowings amounted to $1.6 billion. FHLB collateral consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.37% during the three months ended June 30, 2003 as compared to 4.50% during the three months ended June 30, 2002. Our additional borrowing capacity with the FHLB at June 30, 2003 was approximately $2.7 billion.

In April 2003, we issued $150 million of 5-year senior notes carrying a fixed rate of 3.75%. We simultaneously entered into a $150 million interest rate swap agreement pursuant to which we receive a fixed rate of 3.75% and pay a variable rate based on 3-month LIBOR plus 0.41%. This swap is accounted for as a fair value hedge of the notes. The proceeds from the notes offering were used for general corporate purposes.

At June 30, 2003 and December 31, 2002, subordinated debt consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes. In the first quarter of 2003, Banknorth entered into an interest rate swap for $200 million to hedge the fair value of the $200 million of subordinated debt. The effect of the hedge, which is accounted for as a fair value hedge, was to synthetically convert this fixed rate debt to a variable rate set at 3-month LIBOR plus 3.47%.

At June 30, 2003 and December 31, 2002, wholesale securities sold under repurchase agreements amounted to $1.5 billion and $1.2 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations.

At June 30, 2003 and December 31, 2002, through subsidiary trusts, we had outstanding $295.1 million of capital securities which currently qualify as Tier 1 capital for regulatory purposes. See the “Capital” section below.

We have a shelf registration on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows subsidiary trusts to sell capital securities. We had $650 million remaining on this shelf registration statement as of June 30, 2003.

At June 30, 2003 and December 31, 2002 other liabilities totaled $680.0 million and $258.3 million, respectively. The increase in other liabilities was primarily attributable to $475 million of commitments to purchase when-issued securities that settled in July.

CONTRACTUAL OBLIGATIONS

We have entered into numerous contractual obligations and commitments. The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at June 30, 2003.

     TABLE 9 - Contractual Obligations

Contractual Obligations (1)		Payments Due By Period

		Less than	1 - 3	4 -5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt	$1,999,146	$150,522	$764,212	$239,768	$844,644
Capital lease obligations	6,054	44	168	642	5,200
Repurchase agreements - wholesale	1,500,000	200,000	1,200,000	—	100,000

Total long-term debt	3,505,200	350,566	1,964,380	240,410	949,844
Capital trust securities	295,056	—	—	—	295,056
Operating lease obligations	126,045	21,060	36,347	26,947	41,691

Total contractual obligations	$3,926,301	$371,626	$2,000,727	$267,357	$1,286,591

(1)	Other liabilities are short term in nature, except for liabilities related to employee benefit plans.

Other Commitments		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years

Unused portions on lines of credit	$3,940,174	$287,355	$144,765	$65,639	$3,442,415
Standby letters of credit	374,429	117,674	83,209	86,196	87,350
Commitments to originate loans	1,841,231	1,397,196	214,838	42,384	186,813
Other commitments	46,493	9,745	9,024	2,165	25,559

Total commitments	$6,202,327	$1,811,970	$451,836	$196,384	$3,742,137

Derivative Financial Instruments		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years

Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$201,057	$7,800	$8,338	$31,467	$153,452
Interest rate swaps with dealers (2)	201,057	7,800	8,338	31,467	153,452
Interest rate swaps on borrowings (3)	350,000	—	—	150,000	200,000
Forward commitments to sell loans	213,877	213,877	—	—	—
Foreign currency forward contracts	18,486	16,153	2,333	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable)
(2)	Offsetting swaps with dealers (Banknorth pays fixed, receives variable) which offset the interest rate swaps with commercial borrowers
(3)	Swaps on borrowings (Banknorth pays variable, receives fixed)

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

CREDIT RISK MANAGEMENT

General

The Board Risk Management Committee monitors our credit risk management. Our strategy for credit risk management includes centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to assess consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Results of Operations - Provision and Allowance for Loan and Lease Losses.”

Our residential loan portfolio accounted for 18% of the total loan portfolio at June 30, 2003 and 17% at December 31, 2002. This increase was due to the composition of the loan portfolio of American acquired in February 2003. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At June 30, 2003, 0.34% of our residential loans were nonperforming, as compared to 0.24% at December 31, 2002 and 0.28% at June 30, 2002. Net charge-offs to average residential loans outstanding for the three months ended June 30, 2003 was not significant.

Our commercial real estate loan portfolio accounted for 33% of the total loan portfolio at June 30, 2003 and 34% at December 31, 2002. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate (food stores). These loans generally are secured by properties located in the New England states and upstate New York. At June 30, 2003, 0.37% of our commercial real estate loans were nonperforming, as compared to 0.37% at December 31, 2002 and 0.47% at June 30, 2002. Net charge-offs (recoveries) to average commercial real estate loans outstanding for the three months ended June 30, 2003 was (0.04%).

Our commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at June 30, 2003 and December 31, 2002. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $100.0 million at June 30, 2003. We do not emphasize the purchase of participations in syndicated commercial loans. At June 30, 2003, we had $357 million of outstanding participations in syndicated commercial loans and had an additional $241 million of unfunded commitments related to these participations. At June 30, 2003, 0.76% of our commercial business loans were nonperforming, as compared to 1.10% at December 31, 2002 and 1.25% at June 30, 2002. Net charge-offs to average commercial business loans and leases outstanding for the three months ended June 30, 2003 was 0.57%.

The following table presents the geographic distribution of our commercial loans and leases at June 30, 2003 and December 31, 2002.

     Table 10 - Commercial Loans and Leases by State

	Commercial		Commercial Business		Total Commercial
	Real Estate Loans		Loans and Leases		Loans and Leases

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002	2003	2002

Massachusetts	$2,296,435	$2,174,534	$1,100,532	$982,078	$3,396,967	$3,156,612
Maine	872,229	868,091	689,256	640,258	1,561,485	1,508,349
New Hampshire	708,764	703,743	495,212	461,079	1,203,976	1,164,822
Vermont	613,927	594,849	402,526	419,291	1,016,453	1,014,140
Connecticut	472,157	286,658	342,025	265,503	814,182	552,161
New York	176,618	164,174	200,167	200,265	376,785	364,439

Total	$5,140,130	$4,792,049	$3,229,718	$2,968,474	$8,369,848	$7,760,523

Consumer loans and leases accounted for 29% of our total loan portfolio at June 30, 2003 and 28% at December 31, 2002. At June 30, 2003, 0.16% of our consumer loans were nonperforming, as compared to 0.23% at December 31, 2002 and 0.17% at June 30, 2002. Net charge-offs to average consumer loans outstanding for the three months ended June 30, 2003 was 0.53%. The following table lists our consumer loans by type as of June 30, 2003 and December 31, 2002:

Table 11 - Composition of Consumer Loans

	June 30,		December 31,
	2003		2002

		% of		% of
	Amount	Total	Amount	Total

Home equity lines	$2,016,148	44.70%	$1,554,264	39.72%
Automobile and other vehicle loans and leases	1,557,520	34.53%	1,478,228	37.77%
Mobile home loans	157,216	3.49%	171,715	4.39%
Vision, dental, and orthodontia fee plan loans	153,995	3.41%	172,861	4.42%
Education loans	80,954	1.79%	135,386	3.46%
Other	544,640	12.08%	400,834	10.24%

Total	$4,510,473	100.00%	$3,913,288	100.00%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets were 0.25% at June 30, 2003, 0.29% at December 31, 2002 and 0.34% at June 30, 2002. Total nonperforming assets as a percentage of total loans and total other nonperforming assets was 0.41% at June 30, 2003, 0.49% at December 31, 2002 and 0.55% at June 30, 2002. See Table 12 for a summary of nonperforming assets for the last six quarters. On a dollar basis, our nonperforming assets increased from $72.2 million at June 30, 2002 to $82.7 million at March 31, 2003, and decreased to $64.5 million at June 30, 2003. The increase in nonperforming assets from June 30, 2002 to March 31, 2003 was primarily due to the acquisitions in 2003 and 2002, as shown in Table 13. The decrease in nonperforming assets from March 31, 2003 to June 30, 2003 was primarily due to several commercial loans returning to performing status during the second quarter of 2003.

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

TABLE 12 - Nonperforming Assets

	2003		2002

	June 30	March 31	December 31	September 30	June 30	March 31

Nonaccrual loans and leases:
Residential real estate loans	$9,827	$9,828	$5,781	$6,733	$7,075	$7,689
Commercial real estate loans	19,139	22,990	17,649	16,762	20,254	20,812
Commercial business loans and leases	24,577	38,562	32,693	33,014	33,573	34,481
Consumer loans and leases	7,192	7,457	9,194	8,364	6,008	8,183

Total nonaccrual loans and leases	60,735	78,837	65,317	64,873	66,910	71,165
Other nonperforming assets:
Other real estate owned, net of related reserves	814	541	100	92	1,212	1,262
Repossessions, net of related reserves	2,911	3,276	3,536	3,807	1,964	2,251
Securities available for sale	—	—	—	—	2,104	2,104

Total other nonperforming assets	3,725	3,817	3,636	3,899	5,280	5,617

Total nonperforming assets	$64,460	$82,654	$68,953	$68,772	$72,190	$76,782

Accruing loans and leases which are 90 days or more overdue	$2,995	$3,349	$3,373	$2,407	$2,680	$5,430

Total nonperforming loans as a percentage of total loans and leases(1)	0.39%	0.51%	0.46%	0.47%	0.51%	0.56%
Total nonperforming assets as a percentage of total assets	0.25%	0.31%	0.29%	0.31%	0.34%	0.37%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.41%	0.53%	0.49%	0.50%	0.55%	0.60%

(1)	Total loans and leases exclude residential real estate loans held for sale.

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At June 30, 2003, we had $3.0 million of accruing loans which were 90 days or more delinquent, as compared to $3.4 million at December 31, 2002 and $2.7 million at June 30, 2002.

We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.

The following table presents certain information regarding the nonperforming assets acquired by us in connection with the indicated acquisitions.

TABLE 13 - Nonperforming Assets from Acquisitions

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

Net Charge-offs

Net charge-offs were $9.9 million for the three months ended June 30, 2003, as compared to $8.3 million for the three months ended June 30, 2002. Net charge-offs represented 0.25% and 0.26% of average loans and leases outstanding for the quarters ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, net charge-offs were $18.8 million and $19.1 million, respectively. Net charge-offs represented 0.25% and 0.30% of average loans and leases outstanding for the six months ended June 30, 2003 and 2002, respectively.

Potential Problem Loans

In addition to the nonperforming loans discussed above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $135 million at June 30, 2003 compared to $139 million at December 31, 2002. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.

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

Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue. This risk arises directly from our core banking activities - lending and deposit gathering. In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities and capitalized mortgage servicing rights, (v) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and the resultant ability to realize gains and (vi) per SFAS Nos. 133 and 138, the fair value of derivatives carried on our balance sheet, derivative hedge effectiveness testing, and the amount of ineffectiveness recognized in earnings.

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

We manage the interest-rate risk inherent in our core banking operations using non-derivative and derivative instruments. Some non-derivative instruments sometimes contain embedded options, mainly fixed-rate investment securities and borrowed funds that can be prepaid or called away. When appropriate, we use derivative instruments such as interest-rate swaps, interest rate floors, interest rate caps and interest rate corridor agreements, among other instruments. Derivatives used for hedging are designated at inception. At June 30, 2003, our designated hedging activities were limited to forward commitments related to hedging our mortgage banking operations, a $150 million interest rate swap at 3 month LIBOR plus 0.41% that hedged $150 million of 3.75% fixed rate senior notes issued on April 30, 2003 and a $200 million interest rate swap at 3 month LIBOR plus 3.47% that hedged $200 million of 7.625% fixed rate subordinated debt issued by our banking subsidiary in 2001.

Swaps and caps are offered to commercial borrowers through our commercial borrower derivative hedging program. While these derivatives are designated as speculative per SFAS No. 133, we believe that our exposure to commercial customer derivatives is limited because these contracts are matched with a mirrored fixed-rate swap transaction at inception. The program allows us to retain variable-rate commercial loans while allowing the commercial borrowers to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. We had $201 million of interest rate swaps with commercial borrowers at June 30, 2003. In the quarter ended June 30, 2003, we recorded a notional amount of approximately $92 million in derivative contracts with commercial borrowers and an equal amount of mirrored transactions with swap dealers. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and commercial real estate loans.

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

The average balances for the three months ended June 30, 2003 and 2002 of residential mortgage loans held for sale and related hedge positions are summarized in the table below:

     TABLE 14 - Mortgage Loans Held for Sale and Related Hedges

	Three Months Ended
	June 30,

	2003	2002

Residential mortgage loans held for sale	$71,597	$53,033
Rate-locked loan commitments	133,833	51,967
Forward sales contracts	196,781	94,270
Purchased mortgage-backed security options	6,667	1,667

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. The gradual 2% falling rate scenario was slightly outside guidelines at December 31, 2002. The ALCO voted to approve the December 31, 2002 guidelines exception because a gradual 2% decreasing rate scenario was deemed unlikely based on the current level of interest rates. However, all interest rate risk measures were within compliance guidelines as of June 30, 2003. The ALCO currently is more focused on the gradual decreasing 1% rate scenario than on the gradual decreasing 2% scenario and on strategies that prove beneficial to income should rates decline or the yield curve flatten.

The following table sets forth the estimated effects on our net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

     TABLE 15 - Interest Rate Sensitivity

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Decrease	Rate Increase	Rate Increase

June 30, 2003	(3.98)%	(1.11)%	0.79%	1.18%
December 31, 2002	(6.22)%	(2.64)%	2.15%	3.40%

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

The most significant factors affecting market risk exposure of net interest income during the six months ended June 30, 2003 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the composition of the investment portfolio, (iii) changes in the composition of mortgage assets and prepayment speeds of mortgage assets, (iv) reduction of deposit interest expense, and (v) changes in the wholesale borrowings portfolio structure. Interest rates were about 30 basis points lower across the Treasury curve at June 30, 2003 compared to interest rates at December 31, 2002. However, mortgage rate changes during the six-month period ended June 30, 2003 resulted in significant mortgage loan activity. As a result, projected mortgage loans are forecasted to prepay at a 45% constant prepayment rate (CPR) in July 2003. Because of historically low rates and increased loan cash inflows, effective duration estimates for loans and mortgage-backed securities are shorter than normal, thus increasing asset sensitivity. Asset and liability management actions were implemented during 2003 to reduce asset sensitivity. These actions included the purchase of securities less susceptible to prepayments, replacing approximately $700 million of existing borrowings, some of which were callable, hedging $200 million of fixed rate subordinated debt and $150 million of fixed rate senior notes with interest rate swaps, and the deleveraging strategy discussed above. The above table reflects the net impact of these changes. We remain asset sensitive and project net interest income to increase if short and long interest rates move symmetrically higher.

Mortgage servicing rights as of June 30, 2003 had a fair value of approximately $3.1 million versus a book value of $3.0 million. The book value of mortgage servicing rights represented 0.51% of the underlying balance of loans serviced for others at June 30, 2003. New mortgage servicing rights from originations are sold on a flow basis shortly after the mortgages are sold. As a result, future earnings exposure to changes in the value of mortgage servicing rights is not expected to be material.

Our earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at June 30, 2003, our debt service requirements consisted primarily of $295 million junior subordinated debentures and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued to four subsidiaries in connection with their issuance of capital securities. These obligations mature starting in 2027, have interest rates ranging from 8% to 10.52% and annual debt service payments of $25.1 million. The senior notes have annual debt service payments of $5.6 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. At June 30, 2003, our subsidiary bank had $449.1 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $151.8 million in cash or cash equivalents at June 30, 2003.

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

As of June 30, 2003, Banknorth, NA had in the aggregate $4.3 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or sales of securities. This represented 25% of retail deposits, as compared to a current policy minimum of 10% of deposits.

Also as of June 30, 2003, Banknorth, NA had in the aggregate “potentially volatile funds” of $2.0 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of June 30, 2003, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 210%, versus a policy minimum of 100%.

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

CAPITAL

At June 30, 2003, shareholders’ equity amounted to $2.5 billion, or 9.57% of total assets. Tangible equity amounted to $1.3 billion or 5% of tangible assets.

We paid a $0.16 per share dividend on our common stock during the second quarter of 2003 compared to a $0.145 per share dividend in the second quarter of 2002. In July 2003, the Board authorized a $0.19 per share dividend on our common stock. In February 2002, the Board authorized 8 million shares to be repurchased in the open market. During the second quarter of 2003, we repurchased 3.7 million shares at an average price of $23.72. As of June 30, 2003, a total of 2.9 million shares were available for repurchase under these authorizations.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) respectively require us and our banking subsidiary to maintain certain ratios, set forth in Table 16. At June 30, 2003, Banknorth Group, Inc. and Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

Table 16 - Capital Ratios

	Actual		Capital Requirements		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2003

Banknorth Group, Inc.
Total capital (to risk weighted assets)	$1,969,653	10.98%	$1,434,698	8.00%	$534,955	2.98%
Tier 1 capital (to risk weighted assets)	1,545,443	8.62%	717,349	4.00%	828,094	4.62%
Tier 1 leverage capital ratio (to average assets)	1,545,443	6.36%	971,324	4.00%	574,119	2.36%
Banknorth, NA
Total capital (to risk weighted assets)	$1,951,689	10.91%	$1,431,327	8.00%	$520,362	2.91%
Tier 1 capital (to risk weighted assets)	1,530,783	8.56%	715,664	4.00%	815,119	4.56%
Tier 1 leverage capital ratio (to average assets)	1,530,783	6.32%	969,495	4.00%	561,288	2.32%

As of December 31, 2002

Banknorth Group, Inc.
Total capital (to risk weighted assets)	$1,960,869	12.15%	$1,291,616	8.00%	$669,253	4.15%
Tier 1 capital (to risk weighted assets)	1,558,974	9.66%	645,808	4.00%	913,166	5.66%
Tier 1 leverage capital ratio (to average assets)	1,558,974	7.13%	874,180	4.00%	684,794	3.13%
Banknorth, NA
Total capital (to risk weighted assets)	$1,822,307	11.31%	$1,288,562	8.00%	$533,745	3.31%
Tier 1 capital (to risk weighted assets)	1,421,995	8.83%	644,281	4.00%	777,714	4.83%
Tier 1 leverage capital ratio (to average assets)	1,421,995	6.52%	871,830	4.00%	550,165	2.52%

Net risk weighted assets were $17.9 billion and $16.1 billion at June 30, 2003 and December 31, 2002, respectively, for Banknorth Group, Inc. and Banknorth, NA.

At June 30, 2003 and December 31, 2002, we had outstanding $295.1 million of capital securities issued by consolidated subsidiary trusts, as set forth in the following table.

     TABLE 17 - Capital Trust Securities

	Issuance		Stated	Maturity
Name	Date	Amount	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,556	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,056

The accounting treatment of capital securities issued by subsidiary trusts of bank holding companies is currently under review with respect to FIN 46. The capital securities are currently included in the Tier 1 capital of Banknorth and, at June 30, 2003, amounted to 19.1% of its Tier 1 capital. Depending on the accounting resolution, capital securities issued by certain subsidiary trusts may no longer qualify for Tier 1 capital treatment, but instead may qualify for Tier 2 capital treatment. Outstanding capital securities may or may not be grandfathered by the Federal Reserve Board for treatment as Tier 1 capital for regulatory purposes. On July 2, 2003, the Federal Reserve Board issued a Supervision and Regulation Letter requiring that bank holding companies continue to follow the current instructions for reporting capital securities in their regulatory reports. The effect of the letter is that we will continue to report our capital securities in Tier 1 capital until further notice from the Federal Reserve Board. As noted above, at June 30, 2003, Banknorth was classified as “well capitalized” for regulatory purposes, the highest classification. We believe that Banknorth’s classification would have remained “well-capitalized” were the capital securities issued by subsidiary trusts included in its Tier 2 capital and not in Tier 1. If our trust capital securities were no longer allowed to be included in Tier 1 capital, as a result of accounting and regulatory developments, we would be permitted to redeem the capital securities, which bear interest from 8.00% to 10.52%, without penalty. If capital securities issued by subsidiary trusts were not granted Tier 2 status, we believe that Banknorth would remain in compliance with existing minimum capital requirements.

At June 30, 2003 and December 31, 2002, we also had $200 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.

Banking regulators have also established guidelines as to the level of investments in bank owned life insurance (BOLI). These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI may not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 26.9% at June 30, 2003 and 21.5% at December 31, 2002. This increase was the result of the $85.6 million of BOLI acquired in the merger with American on February 14, 2003. We currently do not anticipate any additional purchases or sales of BOLI.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2002 Annual Report on Form 10-K, we have identified the following critical accounting policies: allowance for loan and lease losses, accounting for acquisitions and review of goodwill and other intangible assets, and accounting for pension plans. We consider these policies as our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies. Our policies have not changed since December 31, 2002.

IMPACT OF NEW ACCOUNTING STANDARDS

For information on the impact of new accounting standards, see Note 10 to the unaudited Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting our operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis – Asset-Liability Management” is incorporated herein by reference.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to our financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds - not applicable.

Item 3. Defaults Upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	An annual meeting of shareholders of Banknorth was held on April 22, 2003 (“Annual Meeting”).

(b)	Not applicable.

(c)	There were 164,186,259 shares of Common Stock eligible to be voted at the Annual Meeting and 138,143,217 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and vote for each proposal were as follows:

1.	Election of directors for Three-Year Terms and one for One Year Term.

     Director Nominees Elected for Three-Year Terms:

	FOR	AGAINST
Gary G. Bahre	133,878,494	4,264,717
Robert G. Clarke	136,120,359	2,022,854
Steven T. Martin	136,565,904	1,577,306
Malcolm W. Philbrook	113,045,042	25,098,168
Gerry S. Weidema	135,456,700	2,686,509

     Director Nominee Elected for One-Year Term:

Paul R. Shea	115,245,354	22,898,913

2.	Proposal to approve the Banknorth Group, Inc. 2003 Equity Incentive Plan.

FOR	AGAINST	ABSTAIN
119,778,146	17,309,822	1,056,293

3.	Proposal to ratify the appointment of KPMG LLP as our independent auditor for the year ending December 31, 2003.

FOR	AGAINST	ABSTAIN
134,449,826	3,209,946	483,282

Item 5. Other Information - not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report.

Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2 Certfication of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1 Certification of Chief Executive Officer Under 18 U.S.C. § 1350.

Exhibit 32.2 Certification of Chief Financial Officer Under 18 U.S.C. § 1350.

(b)	We filed a Current Report on Form 8-K or 8-K/A on April 17, 2003, April 22, 2003, April 30, 2003 and May 13, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKNORTH GROUP, INC.

Date: August 12, 2003	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer

Date: August 12, 2003	By:	/s/ Stephen J. Boyle

Stephen J. Boyle
Executive Vice President,
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14

Exhibit 31.2 Certification of Chief Financial Officer under Rules 13a-14 and 15d-14

Exhibit 32.1 Certification of Chief Executive Officer, dated August 12, 2003.

Exhibit 32.2 Certification of Chief Financial Officer, dated August 12, 2003.