Form 10-Q
period 2003-09-30
BANKNORTH GROUP INC/ME
filed 2003-11-04
CIK 829750

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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
Yes  [x]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [x]  No  [  ]

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of October 31, 2003 is:

Common stock, par value $.01 per share	161,657,187

(Class)	(Outstanding)

Available on the Web @ www.banknorth.com

INDEX
BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2003	December 31, 2002

Assets
Cash and due from banks	$559,056	$690,250
Federal funds sold and other short term investments	31,645	79,753
Securities available for sale, at market value	6,938,938	6,731,467
Securities held to maturity (fair value of $141,049 and $221,571 at September 30, 2003 and December 31, 2002, respectively)	141,626	216,409
Loans held for sale	74,696	128,622
Loans and leases:
Residential real estate mortgages	2,702,895	2,382,197
Commercial real estate mortgages	5,310,179	4,792,049
Commercial business loans and leases	3,265,795	2,968,474
Consumer loans and leases	4,646,983	3,913,288

Total loans and leases	15,925,852	14,056,008
Less: Allowance for loan and lease losses	229,581	208,273

Net loans and leases	15,696,271	13,847,735

Premises and equipment, net	264,752	271,677
Goodwill	1,094,334	660,684
Identifiable intangible assets	37,340	34,474
Mortgage servicing rights	3,802	3,598
Bank-owned life insurance	482,255	380,405
Other assets	416,222	373,867

Total assets	$25,740,937	$23,418,941

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,473,397	$1,940,195
Money market access and NOW accounts	6,922,924	6,091,429
Certificates of deposit	4,943,292	4,658,778
Demand deposits	3,444,084	2,974,199

Total deposits	17,783,697	15,664,601
Short-term borrowings	1,048,499	1,276,467
Long-term debt	3,911,469	4,156,114
Other liabilities	521,692	258,274

Total liabilities	23,265,357	21,355,456

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued 2003 - 182,292,973; Issued 2002 - 168,892,284)	1,823	1,689
Paid-in capital	1,434,169	1,059,778
Retained earnings	1,447,961	1,269,422
Treasury stock, at cost (20,749,748 shares in 2003 and 18,313,517 shares in 2002)	(444,073)	(382,350)
Accumulated other comprehensive income	35,700	114,946

Total shareholders’ equity	2,475,580	2,063,485

Total liabilities and shareholders’ equity	$25,740,937	$23,418,941

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest and dividend income:
Interest and fees on loans and leases	$219,215	$221,534	$665,309	$662,298
Interest and dividends on securities	71,535	91,622	237,246	266,251

Total interest and dividend income	290,750	313,156	902,555	928,549

Interest expense:
Interest on deposits	45,164	62,335	147,290	188,642
Interest on borrowed funds	35,754	49,825	127,722	142,952

Total interest expense	80,918	112,160	275,012	331,594

Net interest income	209,832	200,996	627,543	596,955
Provision for loan and lease losses	10,500	10,829	31,901	33,486

Net interest income after provision for loan and lease losses	199,332	190,167	595,642	563,469

Noninterest income:
Deposit services	25,167	20,816	71,441	59,712
Insurance brokerage commissions	10,930	11,670	34,235	31,885
Merchant and electronic banking income, net	11,115	10,108	31,235	27,267
Trust and investment management services	8,178	7,791	23,486	24,587
Bank-owned life insurance	5,785	5,107	16,952	14,477
Investment planning services	3,761	2,770	10,928	8,452
Net securities gains	3,573	208	39,778	578
Other noninterest income	20,147	7,035	54,668	23,109

	88,656	65,505	282,723	190,067

Noninterest expenses:
Compensation and employee benefits	82,230	79,718	245,170	230,763
Occupancy	14,520	12,715	44,584	37,999
Equipment	11,668	9,986	35,344	29,623
Data processing	10,466	9,763	31,059	30,188
Advertising and marketing	5,553	4,301	16,569	12,515
Amortization of identifiable intangible assets	2,320	1,684	6,622	4,422
Merger and consolidation costs	808	2,168	6,788	11,433
Prepayment penalties on borrowings	—	—	30,490	—
Other noninterest expenses	24,082	21,242	68,968	64,322

	151,647	141,577	485,594	421,265

Income before income tax expense	136,341	114,095	392,771	332,271
Applicable income tax expense	46,063	37,233	133,574	110,771

Net income	$90,278	$76,862	$259,197	$221,500

Basic earnings per share	$0.56	$0.52	$1.61	$1.49
Diluted earnings per share	$0.55	$0.51	$1.59	$1.48
Weighted average shares outstanding:
Basic	161,517	148,099	160,498	148,208
Diluted	164,446	149,662	162,789	149,935

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common
	Shares	Common	Paid-in	Retained
	Outstanding	Stock	Capital	Earnings

Balances at December 31, 2002	150,579	$1,689	$1,059,778	$1,269,422
Net income	—	—	—	259,197
Unrealized loss on available for sale securities, net of tax and reclassification adjustment	—	—	—	—
Unrealized gain on cash flow hedges, net of tax and reclassification adjustment	—	—	—	—
Comprehensive income
Issuance of stock and options exchanged for acquisitions	13,401	134	382,669	—
Treasury stock issued for employee benefit plans	1,980	—	(7,328)	—
Treasury stock purchased	(4,417)	—	—	—
Distribution of restricted stock	—	—	(950)	—
Cash dividends declared	—	—	—	(80,658)

Balances at September 30, 2003	161,543	$1,823	$1,434,169	$1,447,961

Balances at December 31, 2001	151,221	$1,651	$958,764	$1,056,678
Net income	—	—	—	221,500
Unrealized gain on available for sales securities, net of tax and reclassification adjustment		—	—	—
Unrealized loss on cash flow hedges, net of tax and reclassification adjustment	—	—	—	—
Comprehensive income
Issuance of stock and options exchanged for acquisitions	1,052	11	25,810	—
Treasury stock issued for employee benefit plans	1,892	—	(6,895)	—
Treasury stock purchased	(6,228)	—	—	—
Distribution of restricted stock	—	—	(893)	—
Decrease in unearned compensation-ESOP	—	—	5,300	—
Cash dividends declared	—	—	—	(63,748)

Balances at September 30, 2002	147,937	$1,662	$982,086	$1,214,430

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Unearned		Other
	Compen-	Treasury	Comprehensive
	sation	Stock	Income (Loss)	Total

Balances at December 31, 2002	$—	($382,350)	$114,946	$2,063,485
Net income	—	—	—	259,197
Unrealized loss on available for sale securities, net of tax and reclassification adjustment	—	—	(80,290)	(80,290)
Unrealized gain on cash flow hedges, net of tax and reclassification adjustment	—	—	1,044	1,044

Comprehensive income				179,951
Issuance of stock and options exchanged for acquisitions	—	—	—	382,803
Treasury stock issued for employee benefit plans	—	40,349	—	33,021
Treasury stock purchased	—	(103,662)	—	(103,662)
Distribution of restricted stock	—	1,590	—	640
Cash dividends declared	—	—	—	(80,658)

Balances at September 30, 2003	$—	($444,073)	$35,700	$2,475,580

Balances at December 31, 2001	($1,017)	($267,529)	$40,568	$1,789,115
Net income	—	—	—	221,500
Unrealized gain on available for sales securities, net of tax and reclassification adjustment	—	—	67,556	67,556
Unrealized loss on cash flow hedges, net of tax and reclassification adjustment	—	—	(1,478)	(1,478)

Comprehensive income				287,578
Issuance of stock and options exchanged for acquisitions	—	—	—	25,821
Treasury stock issued for employee benefit plans	—	36,569	—	29,674
Treasury stock purchased	—	(151,286)	—	(151,286)
Distribution of restricted stock	—	1,719	—	826
Decrease in unearned compensation-ESOP	879	—	—	6,179
Cash dividends declared	—	—	—	(63,748)

Balances at September 30, 2002	($138)	($380,527)	$106,646	$1,924,159

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$259,197	$221,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	31,901	33,486
Depreciation of banking premises and equipment	32,481	26,126
Net amortization of premium and discounts	45,968	26,262
Amortization of other intangibles	6,622	4,422
Provision for deferred tax expense	17,100	8,539
ESOP expense	—	6,179
Distribution of restricted stock units	640	826
Net (gains) realized from sales of securities	(39,778)	(578)
Prepayment penalties on borrowings	30,490	—
Net (gains) realized from sales of loans held for sale	(11,418)	(6,330)
Increase in cash surrender value of bank owned life insurance	(16,952)	(14,477)
Net decrease in mortgage servicing rights	268	3,489
Proceeds from sales of loans held for sale	757,404	526,694
Residential loans originated and purchased for sale	(690,453)	(481,341)
Net decrease (increase) in other assets	65,308	(16,067)
Net (decrease) increase in other liabilities	(100,267)	40,428

Net cash provided by operating activities	388,511	379,158

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,890,179	746,317
Proceeds from maturities and principal repayments of securities available for sale	2,674,338	1,515,446
Purchases of securities available for sale	(5,207,824)	(2,879,713)
Proceeds from maturities and principal repayments of securities held to maturity	74,783	86,492
Net (increase) in loans and leases	(465,465)	(520,100)
Net additions to premises and equipment	(13,937)	(25,438)
Purchases of bank owned life insurance	—	(40,000)
Cash (paid) for acquisitions, net of cash acquired	48,354	(27,197)

Net cash provided (used) by investing activities	428	(1,144,193)

Cash flows from financing activities:
Net increase in deposits	207,044	351,796
Net increase in securities sold under repurchase agreements	553,357	347,841
Proceeds from Federal Home Loan Bank borrowings	1,900	3,555
Payments on Federal Home Loan Bank borrowings	(1,276,817)	(316,711)
Net (decrease) increase in other borrowings	(1,119)	49,591
Issuance of senior notes, net	148,693	—
Issuance of securities of subsidiary trusts, net	—	190,950
Issuance of common stock	33,021	29,674
Purchase of treasury stock	(103,662)	(151,286)
Cash dividends paid to shareholders	(80,658)	(63,748)

Net cash (used) provided by financing activities	(518,241)	441,662

Decrease in cash and cash equivalents	(129,302)	(323,373)
Cash and cash equivalents at beginning of period	717,003	871,211

Cash and cash equivalents at end of period	$587,701	$547,838

For the nine months ended September 30, 2003 and 2002, interest of $276,928 and $324,901 and income taxes of $111,055 and $59,833 were paid, respectively

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(In thousands, except per share data and as noted) (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. We, Banknorth Group, Inc., have not changed our significant accounting and reporting policies from those disclosed in our 2002 Annual Report. There have been no significant changes in the methods or assumptions used in the accounting policies which require material estimates and assumptions.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included herein. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Note 2 – Acquisitions

Acquisitions are an important part of our strategic plan. The following table summarizes acquisitions completed since January 1, 2002. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

American Financial Holdings, Inc.	2/14/2003	$2,690.3	$408.2	$426.8	$9.2	$328.5	13.4	$711.3
Insurance agency acquisitions	2003	1.2	0.1	2.4	0.7	3.2	—	3.2
Warren Bancorp, Inc.	12/31/2002	466.1	45.3	91.8	2.7	59.8	2.7	136.6
Bancorp Connecticut, Inc.	8/31/2002	661.7	61.4	97.4	8.7	161.2	—	154.2
Ipswich Bancshares, Inc.	7/26/2002	318.0	13.9	23.1	4.8	19.9	0.9	40.1
Insurance agency acquisition	2002	2.5	—	5.6	2.2	—	0.2	7.4

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for American Financial Holdings, Inc. (“American”) at the date of acquisition.

Assets:
Investments	$608,291
Loans and leases, net	1,437,279
Premises and equipment	11,764
Mortgage servicing rights	472
Goodwill	426,794
Other intangibles	9,241
Other assets	543,031

Total assets acquired	3,036,872

Liabilities:
Deposits	1,923,154
Borrowings	399,960
Other liabilities	2,412

Total liabilities assumed	2,325,526

Net assets acquired	$711,346

We expect that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition date will be recorded after September 30, 2003, although such adjustments are not expected to be significant.

On February 14, 2003, the date of acquisition of American, we accrued $13.0 million of merger-related costs for severance, contract terminations, and asset write-downs with an offsetting charge to goodwill. Total merger charges related to the American acquisition recorded as an expense by us totaled $5.6 million, of which $4.8 million was recorded in 2003.

Note 3 – Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. We have elected to continue using the intrinsic value method in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted and the effects of our employee stock purchase plan. There were 287,700 and 229,725 stock options granted under our stock option plans during the nine months ended September 30, 2003 and 2002, respectively. Had we determined compensation cost based on the fair value at the grant date for all stock options and recorded expense related to our employee stock purchase plan under SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,

		2003	2002	2003	2002

Net income, as reported		$90,278	$76,862	$259,197	$221,500
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards		(3,833)	(2,310)	(12,253)	(8,561)
Less tax effect		1,224	721	3,855	2,572

Net of related tax effects		(2,609)	(1,589)	(8,398)	(5,989)

Proforma net income		$87,669	$75,273	$250,799	$215,511

Earnings per share
Basic -	As reported	$0.56	$0.52	$1.61	$1.49
	Proforma	$0.54	$0.51	$1.56	$1.45
Diluted -	As reported	$0.55	$0.51	$1.59	$1.48
	Proforma	$0.53	$0.50	$1.54	$1.44

On April 22, 2003, the Financial Accounting Standards Board (“FASB”) concluded that all companies should expense the fair value of employee stock options. On May 7, 2003, the FASB concluded that stock-based compensation should be accounted for using the modified grant-date measurement approach as defined in SFAS 123; as a result, compensation cost would be adjusted to reflect actual forfeitures and outcomes of performance conditions. We have used the Black Scholes model to calculate the expense of the fair value of stock options shown above. We have not determined the effect on expense using alternative valuation models. The FASB plans to issue an exposure draft later this year, which could become effective in 2004. Until a new Statement is issued, the provisions of SFAS No. 123 remain in effect.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the nine months ended September 30, 2003 are summarized as follows:

Indentifiable Intangible Assets

Core Deposit	Other	Total
Intangibles	Identifiable	Identifiable
Goodwill	(“CDI”)	Intangibles	Intangibles

Balance, December 31, 2002	$660,684	$28,438	$6,036	$34,474
Recorded during the year	429,223	6,443	5,381	11,824
Adjust Warren’s estimated CDI to actual	2,244	(2,244)	—	(2,244)
Amortization expense	—	(3,441)	(3,181)	(6,622)
Massachusetts REIT adjustment (see Note 12)	2,473	—	—	—
Other adjustments of purchase accounting estimates	(290)	—	(92)	(92)

Balance, September 30, 2003	$1,094,334	$29,196	$8,144	$37,340

Estimated amortization expense for the year ending:
Remaining	2003	$1,134	$1,193	$2,327
2004	3,841	2,258	6,099
2005	3,550	1,101	4,651
2006	3,364	353	3,717
2007	3,245	353	3,598
thereafter	14,062	975	15,037

The components of identifiable intangible assets are as follows:

	September 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$54,781	$25,585	$29,196
Other identifiable intangibles	12,405	4,261	8,144

Total	$67,186	$29,846	$37,340

Note 5 – Short-term Borrowings

A summary of short-term borrowings follows:

	September 30, 2003	December 31, 2002

Securities sold under agreements to repurchase - retail	$1,045,249	$1,222,466
Federal funds purchased	3,000	53,000
Treasury, tax and loan notes	250	1,001

	$1,048,499	$1,276,467

Note 6 – Long-term Debt

A summary of long-term debt (debt with original maturities of more than one year) follows:

	September 30, 2003	December 31, 2002

Federal Home Loan Bank advances	$1,557,390	$2,482,582
Securities sold under agreements to repurchase - wholesale	1,692,560	1,171,049
Capital trust securities	295,056	295,056
Subordinated long-term debt 7.625%, due 2011	200,000	200,000
Senior notes 3.75%, due 2008	149,739	—
Hedge-related basis adjustments on long-term debt	9,665	—
Other long-term debt	7,059	7,427

Total	$3,911,469	$4,156,114

Callable borrowings amounted to $1.9 billion and $1.0 billion at September 30, 2003 and December 31, 2002, respectively, the majority of which are long-term in nature.

In the first quarter of 2003, we entered into an interest rate swap agreement for $200 million to hedge the fair value of the $200 million subordinated debt (fixed rate of 7.625% due in 2011). The effect of the hedge, which is accounted for as a fair value hedge, was to synthetically convert this fixed rate debt to a variable rate set at 3-month LIBOR plus 3.47%.

On April 30, 2003, we issued $150 million of 3.75% senior notes due May 1, 2008. Interest on the notes is scheduled to be paid semi-annually on May 1 and November 1 of each year and the notes are not redeemable prior to their maturity. There are no sinking fund provisions for the notes. Also on April 30, 2003, we entered into an interest rate swap agreement for $150 million to hedge the fair value of the $150 million senior notes (fixed rate of 3.75% due in 2008). The effect of the hedge, which is accounted for as a fair value hedge, was to synthetically convert this fixed rate debt to a variable rate set at 3-month LIBOR plus 0.41%.

On July 23, 2003, Banknorth entered into interest rate swap agreements for $216.5 million to hedge the fair value of $216.5 million of FHLB advances. The effect of the hedges, which are accounted for as fair value hedges, was to synthetically convert this fixed rate debt to a variable rate set at an average of 1-month

LIBOR plus 3.82%. These FHLB advances had a weighted average cost of 5.47% and an average term of 2 years.

Note 7 – Share Repurchases

During the nine months ended September 30, 2003, we repurchased 4.4 million shares of our outstanding common stock at an average price of $23.47. At September 30, 2003, there were a total of 2.9 million shares remaining under existing repurchase authorizations. There were no repurchases during the quarter ended September 30, 2003.

Note 8 - Comprehensive Income

The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax

Unrealized gain (loss) on securities available for sale	($90,449)	$31,656	($58,793)	$48,588	($17,006)	$31,582
Unrealized gain (loss) on cash flow hedges	1,819	(636)	1,183	(6,492)	2,272	(4,220)
Reclassification adjustment for gains (losses) realized in net income	(5,562)	1,947	(3,615)	5,202	(1,821)	3,381

Net change in unrealized gains (losses)	($94,192)	$32,967	($61,225)	$47,298	($16,555)	$30,743

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax

Unrealized gain (loss) on securities available for sale	($83,495)	$29,061	($54,434)	$104,511	($36,579)	$67,932
Unrealized gain (loss) on cash flow hedges	(6,018)	2,106	(3,912)	(8,177)	2,862	(5,315)
Reclassification adjustment for gains (losses) realized in net income	(32,153)	11,253	(20,900)	5,325	(1,864)	3,461

Net change in unrealized gains (losses)	($121,666)	$42,420	($79,246)	$101,659	($35,581)	$66,078

Note 9 - Other Noninterest Income

Other noninterest income consisted of the following for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Covered call premiums	$7,152	$1,128	$21,390	$5,107
Loan fee income	7,376	5,206	19,456	15,728
Mortgage banking services income (expense)	3,087	(455)	9,328	1,710
Venture capital write-downs	(374)	(469)	(989)	(2,171)
Miscellaneous income	2,906	1,625	5,483	2,735

Total	$20,147	$7,035	$54,668	$23,109

Note 10 – Earnings Per Share

The computations of basic and diluted earnings per share and weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$90,278	$76,862	$259,197	$221,500

Weighted average basic common shares outstanding	161,517	148,099	160,498	148,208
Effect of dilutive stock options	2,929	1,563	2,291	1,727

Weighted average diluted common shares outstanding	164,446	149,662	162,789	149,935

Basic earnings per share	$0.56	$0.52	$1.61	$1.49

Diluted earnings per share	$0.55	$0.51	$1.59	$1.48

Note 11 - New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement applies generally to freestanding financial instruments that embody obligations of the issuing entity to redeem the instrument or to settle the obligation by repurchasing its equity shares through the transfer of assets or through issuance of its own shares. Such freestanding instruments must be classified as liabilities or, in some cases, assets. SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares, be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of this standard on July 1, 2003 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of this standard on July 1, 2003 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003; this has had no significant impact on our financial condition, results of operations, earnings per share or cash flows. For VIEs created prior to January 31, 2003, we must apply the provisions of FIN 46 by December 31, 2003. At present, we believe that this will not have a significant impact on our financial condition, results of operations, earnings per share or cash flows. However, due to the complexity of the new guidance and the evolving interpretations among accounting professionals, we continue to assess the disclosure requirements of FIN 46 on all of our relationships with variable interest entities. We, as well as other bank holding companies, are currently evaluating whether trusts established prior to the adoption of FIN 46 to issue preferred securities which are included in Tier 1 capital for regulatory purposes may continue to be treated as consolidated subsidiaries under FIN 46 after October 1, 2003. For information regarding an ongoing evaluation of the effects of FIN 46 on the treatment of capital securities issued by consolidated subsidiary trusts for regulatory purposes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital.”

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the recording at fair value of the issuance of guarantees which would include the issuance of standby letters of credit. Banknorth adopted the provisions of FASB Interpretation No. 45 beginning January 1, 2003. At September 30, 2003, the approximate fair value of standby letters of credit was $912 thousand, of which $448 thousand was unamortized and included in other liabilities on the balance sheet. Adoption of the Interpretation did not materially affect our financial condition, results of operations, earnings per share or cash flows.

Note 12 – State Tax Assessment

During the second quarter of 2003, we entered into a settlement with the Massachusetts Department of Revenue (“DOR”) concerning the dividends received deduction relating to certain banks that we had acquired prior to 2003. Legislation was enacted on March 5, 2003, which disallowed the dividends-received deduction for dividends received from a Real Estate Investment Trust (“REIT”) retroactive to 1999.

The aggregate assessment of $5.9 million (net of Federal income tax benefit) was recorded in the first quarter of 2003 as an increase to goodwill related to the acquired banks. During the second quarter of 2003, we entered into (and paid) a settlement of $2.5 million, net of Federal income tax benefit, to the DOR, which was part of a global settlement negotiated by approximately 50 similarly-situated financial institutions doing business in Massachusetts with the DOR. Goodwill was reduced to reflect the final settlement.

Note 13 – Pending Acquisition

On September 3, 2003, we entered into a definitive agreement to acquire First & Ocean BanCorp for $51 million in cash. First & Ocean is located in Newburyport, Massachusetts and had $274 million in assets at June 30, 2003. The acquisition is expected to be completed in the fourth quarter of 2003.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share data and as noted)

OVERVIEW

Our financial statements for the three and nine months ended September 30, 2003 reflect the acquisition of American Financial Holdings, Inc. (“American”) from the date of acquisition on February 14, 2003. American had total assets of $2.7 billion at the date of acquisition. We also had two insurance agency acquisitions in the third quarter of 2003 with annual premium revenues of approximately $1.6 million. In addition, the financial statements reflect the acquisitions of Community Insurance Agencies, Inc. (“Community”), which closed on July 2, 2002, Ipswich Bancshares, Inc. (“Ipswich”), which closed on July 26, 2002, Bancorp Connecticut, Inc. (“Bancorp”), which closed on August 31, 2002, and Warren Bancorp (“Warren”), which closed on December 31, 2002. These 2002 acquisitions increased total assets (including intangible assets) by $1.7 billion. All of these mergers were accounted for under the purchase method of accounting and, as a result, the assets and liabilities of these companies and their results of operations have been included in our financial statements since the date of acquisition.

In April 2003, we completed a deleveraging program which benefited our net interest margin, mitigated interest rate risk and reduced the level of assets subject to prepayment risk. Under this deleveraging program, we sold $901 million of investment securities (which had a weighted average yield of 5.05%) and used the proceeds to prepay $853 million of borrowings (which had a weighted average rate of 4.49%). The gain on sale of these securities totaled $29.2 million, while the prepayment charges on the borrowings which were prepaid totaled $28.5 million. The reduction in assets freed up approximately $54 million of Tier 1 capital, which was used to repurchase shares of our common stock in the open market. These stock repurchases had the effect of making the reduction in net interest income resulting from the deleveraging program neutral in terms of our earnings per share.

SUMMARY

Consolidated net income was $90.3 million, or $0.55 per diluted share, for the third quarter of 2003 as compared with $76.9 million, or $0.51 per diluted share, for the third quarter of 2002, a per share increase of 8%. Our growth in net income for the quarter ended September 30, 2003 over the same quarter last year was due in part to acquisitions completed in 2003 and 2002. Results were diminished by the effect of merger and consolidation costs of $808 thousand for the three months ended September 30, 2003 and $2.2 million for the three months ended September 30, 2002.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 14.85% and 1.39%, respectively, for the quarter ended September 30, 2003 and were 16.25% and 1.40%, respectively, for the comparable quarter last year. The decline in ROE related primarily to the intangible equity created in the acquisition of American in February 2003.

Results for the third quarter of 2003 improved over the third quarter of 2002 due primarily to strong fee income and expense control. Net interest income increased by $8.8 million (or 4%) over the third quarter of last year as increased volume more than offset a 40 basis point decline in net interest margin. Noninterest income was $88.7 million and $65.5 million for the quarters ended September 30, 2003 and 2002, respectively, a 35% increase. The increase in noninterest income was mostly attributable to increases in deposit services income, net securities gains and other noninterest income. Noninterest expenses totaled $151.6 million and $141.6 million for the quarters ended September 30, 2003 and 2002, respectively, an increase of 7%. Acquisitions in 2003 and 2002 were factors in the increased noninterest income and noninterest expense. The efficiency ratio was 50.81% in the third quarter of 2003 compared to 53.12% in the comparable period last year. For a description of the methodology we use to calculate the efficiency ratio, see Note 3 to Table 1.

For the nine months ended September 30, 2003, consolidated net income was $259.2 million, or $1.59 per diluted share, as compared with $221.5 million, or $1.48 per diluted share, for the same period in the prior year, a per share increase of 7%. Results in each period were diminished by the effect of merger and consolidation costs, which totaled $6.8 million for the nine months ended September 30, 2003 and $11.4 million for the nine months ended September 30, 2002. (See Table 6 for merger and consolidation costs detail for the nine months ended September 30, 2003 and 2002).

ROE and ROA were 14.45% and 1.36%, respectively, for the nine months ended September 30, 2003, and 16.46% and 1.41% for the nine months ended September 30, 2002. The decline in ROE related primarily to the intangible equity created in the acquisition of American in February 2003.

Net interest income for the nine months ended September 30, 2003 increased by $30.6 million or 5% from the same period last year. The increase was primarily attributable to increases in the volume of interest-earning assets, primarily due to acquisitions, which more than offset the effects of decreases in interest rates. The provision for loan and lease losses for the nine months ended September 30, 2003 decreased $1.6 million over the same period last year, primarily due to lower levels of net charge-offs and a higher coverage ratio of the allowance to non-performing loans and leases (see Table 4). Noninterest income was $282.7 million and $190.1 million for the nine months ended September 30, 2003 and 2002, respectively, a 49% increase. The increase in noninterest income for the nine months ended September 30, 2003 was primarily attributable to $39.8 million of gains from the sale of securities, of which $29.2 million related to our deleveraging program in the second quarter, an increase of $16.3 million in income from covered call premiums, an increase of $11.7 million in deposit services income related to both new accounts (including those of acquired banks) and increased transactions and an increase of $7.6 million in mortgage banking services income. Noninterest expenses totaled $485.6 million and $421.3 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of 15%. The increase in noninterest expense was primarily due to $28.5 million of prepayment penalties on borrowings related to our deleveraging program in the second quarter and compensation and employee benefits and occupancy expenses related to acquisitions, which were mitigated by lower merger and consolidations costs and incentive expense.

Selected quarterly data, ratios and per share data are provided in Table 1.

TABLE 1 - Selected Quarterly Data

			2003

			Third	Second	First

Net interest income	(A	)	$209,832	$211,574	$206,137
Provision for loan and lease losses			10,500	10,500	10,901

Net interest income after loan and lease loss provision			199,332	201,074	195,236
Noninterest income	(B	)	88,656	115,828	78,238
Noninterest expenses	(C	)	151,647	184,039	149,908

Income before income taxes			136,341	132,863	123,566
Income tax expense			46,063	45,338	42,173

Net income			$90,278	$87,525	$81,393

Weighted average shares outstanding:
Basic			161,517	162,312	157,667
Diluted			164,446	164,559	159,328
Basic earnings per share:			$0.56	$0.54	$0.52
Diluted earnings per share:			$0.55	$0.53	$0.51
Return on average assets (1)			1.39%	1.38%	1.32%
Return on average equity (1)			14.85%	14.24%	14.26%
Net interest margin (fully-taxable equivalent) (1)			3.63%	3.71%	3.66%
Noninterest income as a percent of total income (2)			29.70%	35.38%	27.51%
Efficiency ratio (3)			50.81%	56.21%	52.71%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2002

	Fourth	Third	Second	First

Net interest income	$199,563	$200,996	$199,473	$196,486
Provision for loan and lease losses	10,829	10,829	10,829	11,828

Net interest income after loan and lease loss provision	188,734	190,167	188,644	184,658
Noninterest income	84,441	65,504	62,986	61,576
Noninterest expenses	158,126	141,577	136,791	142,897

Income before income taxes	115,049	114,094	114,839	103,337
Income tax expense	37,911	37,232	38,680	34,859

Net income	$77,138	$76,862	$76,159	$68,478

Weighted average shares outstanding:
Basic	148,226	148,099	147,233	149,347
Diluted	149,389	149,662	149,064	151,116
Basic earnings per share:	$0.52	$0.52	$0.52	$0.46
Diluted earnings per share:	$0.52	$0.51	$0.51	$0.45
Return on average assets (1)	1.35%	1.40%	1.46%	1.36%
Return on average equity (1)	15.75%	16.25%	17.45%	15.73%
Net interest margin (fully-taxable equivalent) (1)	3.86%	4.03%	4.18%	4.23%
Noninterest income as a percent of total income (2)	29.73%	24.58%	24.00%	23.86%
Efficiency ratio (3)	55.68%	53.12%	52.12%	55.37%

(1)	Annualized.
(2)	Represents noninterest income as a percentage of net interest income and noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).
(3)	Represents noninterest expenses as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C) divided by (A+B).

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

Fully-taxable equivalent net interest income for the third quarter of 2003 increased $9.2 million, or 5%, compared to the third quarter of 2002. This increase was primarily attributable to increases in the volume of interest-earning assets and interest-bearing liabilities. Average earning assets increased $3.2 billion, or 16%, for the three months ended September 30, 2003 compared to the same period in the prior year, primarily as a result of acquisitions. Average loans and leases increased by $2.5 billion, or 19%, compared to the third quarter of 2002 due primarily to acquisitions and, to a lesser extent, internal loan growth. Average loans as a percent of average earning assets was 69% and 67% for the quarters ended September 30, 2003 and 2002, respectively. Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, decreased from 4.03% to 3.63% during the three months ended September 30, 2002 and 2003, respectively, a decline of 10% (or 40 basis points). The primary reasons for this margin compression were the effects of acquisitions (18 basis points, including cash paid and lower margins at acquired banks), a heavier weighting of U. S. agency securities in our investment portfolio versus mortgage-backed securities (11 basis points) and the impact of prepayments and repricing on loans, securities, deposits and borrowings in a declining rate environment (11 basis points). The change in the investment portfolio from mortgage-backed securities to U.S. agency securities was to reduce the exposure to the loan prepayments inherent in mortgage-related assets. Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, decreased from 3.64% to 3.39% on a fully-taxable equivalent basis during the three months ended September 30, 2002 and 2003, respectively, primarily due to a 123 basis point decrease in interest rates earned on interest-earning assets compared to a 98 basis point decrease in rates paid on interest-bearing liabilities.

Our net interest margin benefited from interest rate swap agreements that synthetically converted fixed rate debt to variable rate debt. From March 2003 to July 2003 we entered into $566.5 million of notional amount swap agreements on fixed rate debt, where we are paying variable (based on LIBOR plus a margin) and receiving a fixed rate. The combined effect of these interest rate swaps was to lower interest expense by $2.5 million in the third quarter of 2003. See “Other Funding Sources” for more detailed discussion.

Our fully-taxable equivalent net interest income for the nine months ended September 30, 2003 increased $31.1 million compared to the nine months ended September 30, 2002. The net interest margin decreased from 4.14% for the nine months ended September 30, 2002 to 3.67% for the nine months ended September 30, 2003, and the fully-taxable equivalent interest rate spread decreased from 3.75% to 3.40% during the same period, respectively, primarily due to a 116 basis point decrease in interest rates earned on interest-earning assets compared to an 81 basis point decrease in rates paid on interest-bearing liabilities. Average net earning assets increased $440.2 million from the nine months ended September 30, 2002 compared to the nine months ended September 30, 2003, primarily as a result of acquisitions. The margin compression was mitigated somewhat by the positive impact of the deleveraging program completed in the second quarter of 2003. Table 2 shows average balances, net interest income by category and rates for each of the quarters in 2003 and 2002 and for the nine months ended September 30, 2003 and 2002. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also “Asset-Liability Management” below.

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

TABLE 2 - Average Balances, Yields and Rates

	2003 Third Quarter			2003 Second Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,852,568	$38,740	5.43%	$2,996,485	$43,147	5.76%
Commercial real estate mortgages	5,263,002	77,962	5.88	5,074,540	78,342	6.19
Commercial business loans and leases	3,216,254	40,837	5.04	3,154,085	41,105	5.23
Consumer loans and leases	4,577,421	62,684	5.43	4,463,057	64,145	5.76

Total loans and leases	15,909,245	220,223	5.50	15,688,167	226,739	5.79
Investment securities (3)	7,270,800	72,037	3.96	7,280,880	77,177	4.24
Federal funds sold and other short-term investments	16,113	55	1.36	18,077	54	1.20

Total earning assets	23,196,158	292,315	5.02	22,987,124	303,970	5.30

Bank owned life insurance	478,572			472,853
Noninterest-earning assets	2,139,519			2,040,703

Total assets	$25,814,249			$25,500,680

Interest-bearing deposits:
Regular savings	$2,474,169	$2,502	0.40	$2,468,244	3,089	0.50
NOW and money market accounts	6,815,603	13,727	0.80	6,582,004	15,908	0.97
Certificates of deposit	5,053,277	28,935	2.27	5,243,908	31,737	2.43
Brokered deposits	—	—	—	—	—	0.00

Total interest-bearing deposits	14,343,049	45,164	1.25	14,294,156	50,734	1.42
Borrowed funds	5,407,580	35,754	2.63	5,459,725	40,170	2.95

Total interest-bearing liabilities	19,750,629	80,918	1.63	19,753,881	90,904	1.85

Non-interest bearing deposits	3,388,018			3,099,420
Other liabilities	263,171			181,765
Shareholders’ equity	2,412,431			2,465,614

Total liabilities and shareholders’ equity	$25,814,249			$25,500,680

Net earning assets	$3,445,529			$3,233,243

Net interest income (fully-taxable equivalent)		$211,397			213,066
Less: fully-taxable equivalent adjustments		(1,565)			(1,492)

Net interest income		$209,832			$211,574

Net interest rate spread (fully-taxable equivalent)			3.39%			3.45%
Net interest margin (fully-taxable equivalent)			3.63%			3.71%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity

TABLE 2 – Average Balances, Yields and Rates

	2003 First Quarter			2002 Fourth Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,792,615	$41,652	5.97%	$2,641,957	$42,420	6.42%
Commercial real estate mortgages	4,913,188	77,810	6.42	4,504,625	76,131	6.71
Commercial business loans and leases	3,006,370	39,475	5.32	2,844,994	39,940	5.57
Consumer loans and leases	4,186,917	62,178	6.02	3,830,542	62,237	6.45

Total loans and leases	14,899,090	221,115	6.00	13,822,118	220,728	6.35
Investment securities (3)	7,879,925	89,449	4.54	6,896,813	86,959	5.04
Federal funds sold and other short-term investments	4,535	25	2.21	22,576	88	1.54

Total earning assets	22,783,550	310,589	5.50	20,741,507	307,775	5.91

Bank owned life insurance	425,136			376,857
Noninterest-earning assets	1,858,791			1,527,324

Total assets	$25,067,477			$22,645,688

Interest-bearing deposits:
Regular savings	$2,173,771	3,075	0.57	$1,835,068	3,213	0.69
NOW and money market accounts	6,217,880	15,707	1.02	5,889,603	18,944	1.28
Certificates of deposit	5,012,351	32,609	2.64	4,624,776	33,753	2.90
Brokered deposits	—	—	0.00	22,431	96	1.70

Total interest-bearing deposits	13,404,002	51,391	1.55	12,371,878	56,006	1.80
Borrowed funds	6,272,657	51,799	3.34	5,296,244	51,000	3.83

Total interest-bearing liabilities	19,676,659	103,190	2.13	17,668,122	107,006	2.41

Non-interest bearing deposits	2,905,737			2,837,369
Other liabilities	170,732			196,567
Shareholders’ equity	2,314,349			1,943,630

Total liabilities and shareholders’ equity	$25,067,477			$22,645,688

Net earning assets	$3,106,891			$3,073,385

Net interest income (fully-taxable equivalent)		207,399			200,769
Less: fully-taxable equivalent adjustments		(1,262)			(1,206)

Net interest income		$206,137			$199,563

Net interest rate spread (fully-taxable equivalent)			3.37%			3.50%
Net interest margin (fully-taxable equivalent)			3.66%			3.86%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity

TABLE 2 - Average Balances, Yields and Rates

	2002 Third Quarter			2002 Second Quarter

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,657,333	$44,205	6.65%	$2,569,964	$43,946	6.84%
Commercial real estate mortgages	4,347,508	75,210	6.86	4,216,766	74,347	7.07
Commercial business loans and leases	2,754,430	40,327	5.81	2,595,548	39,333	6.08
Consumer loans and leases	3,662,187	62,624	6.78	3,530,040	62,158	7.06

Total loans and leases	13,421,458	222,366	6.58	12,912,318	219,784	6.82
Investment securities (3)	6,487,448	91,518	5.64	6,276,523	90,804	5.79
Federal funds sold and other short-term investments	118,281	510	1.71	25,856	52	0.81

Total earning assets	20,027,187	314,394	6.25	19,214,697	310,640	6.48

Bank owned life insurance	371,552			366,488
Noninterest-earning assets	1,399,012			1,309,697

Total assets	$21,797,751			$20,890,882

Interest-bearing deposits:
Regular savings	$1,773,402	4,207	0.94	$1,716,942	4,061	0.95
NOW and money market accounts	5,608,231	21,649	1.53	5,246,053	19,897	1.52
Certificates of deposit	4,736,817	36,307	3.04	4,652,499	37,273	3.21
Brokered deposits	37,000	173	1.85	50,741	235	1.86

Total interest-bearing deposits	12,155,450	62,336	2.03	11,666,235	61,466	2.11
Borrowed funds	4,885,461	49,825	4.05	4,784,197	48,448	4.06

Total interest-bearing liabilities	17,040,911	112,161	2.61	16,450,432	109,914	2.68

Non-interest bearing deposits	2,684,263			2,520,968
Other liabilities	196,573			168,403
Shareholders’ equity	1,876,004			1,751,079

Total liabilities and shareholders’ equity	$21,797,751			$20,890,882

Net earning assets	$2,986,276			$2,764,265

Net interest income (fully-taxable equivalent)		202,233			200,726
Less: fully-taxable equivalent adjustments		(1,237)			(1,253)

Net interest income		$200,996			$199,473

Net interest rate spread (fully-taxable equivalent)			3.64%			3.80%
Net interest margin (fully-taxable equivalent)			4.03%			4.18%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity

TABLE 2 - Average Balances, Yields and Rates

	2002 First Quarter

			Yield/
	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,675,415	$47,265	7.07%
Commercial real estate mortgages	4,101,873	72,724	7.19
Commercial business loans and leases	2,464,378	38,661	6.36
Consumer loans and leases	3,539,213	63,952	7.33

Total loans and leases	12,780,879	222,602	7.04
Investment securities (3)	5,943,057	84,296	5.68
Federal funds sold and other short-term investments	72,107	415	2.33

Total earning assets	18,796,043	307,313	6.59

Bank owned life insurance	324,376
Noninterest-earning assets	1,347,407

Total assets	$20,467,826

Interest-bearing deposits:
Regular savings	$1,646,822	3,964	0.98
NOW and money market accounts	5,099,310	18,895	1.50
Certificates of deposit	4,762,399	41,694	3.55
Brokered deposits	63,594	288	1.84

Total interest-bearing deposits	11,572,125	64,841	2.27
Borrowed funds	4,511,945	44,679	4.01

Total interest-bearing liabilities	16,084,070	109,520	2.76

Non-interest bearing deposits	2,446,539
Other liabilities	171,449
Shareholders’ equity	1,765,768

Total liabilities and shareholders’ equity	$20,467,826

Net earning assets	$2,711,973

Net interest income (fully-taxable equivalent)		197,793
Less: fully-taxable equivalent adjustments		(1,307)

Net interest income		$196,486

Net interest rate spread (fully-taxable equivalent)			3.83%
Net interest margin (fully-taxable equivalent)			4.23%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity

TABLE 2 - Average Balances, Yields and Rates

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)

Loans and leases (2):
Residential real estate mortgages	$2,880,776	$123,538	5.72%	$2,634,050	$135,417	6.85%
Commercial real estate mortgages	5,084,858	234,115	6.16	4,222,861	222,281	7.04
Commercial business loans and leases	3,126,338	121,416	5.19	2,605,746	118,320	6.07
Consumer loans and leases	4,410,562	189,007	5.73	3,577,483	188,734	7.05

Total loans and leases	15,502,534	668,076	5.76	13,040,140	664,752	6.81
Investment securities (3)	7,474,971	238,664	4.26	6,237,668	266,617	5.70
Federal funds sold and other short-term investments	12,922	134	1.39	72,133	977	1.81

Total earning assets	22,990,427	906,874	5.27	19,349,941	932,346	6.43

Bank owned life insurance	459,049			354,311
Noninterest earning assets	2,016,447			1,356,848

Total assets	$25,465,923			21,061,100

Interest-bearing deposits:
Regular savings	$2,373,161	8,667	0.49	$1,712,748	12,232	0.95
NOW and money market accounts	6,540,686	45,342	0.93	5,319,602	60,441	1.52
Certificates of deposit	5,103,328	93,281	2.44	4,716,914	115,274	3.27
Brokered deposits	—	—	0.00	50,348	696	1.85

Total interest-bearing deposits	14,017,175	147,290	1.40	11,799,612	188,643	2.14
Borrowed funds	5,710,875	127,722	2.99	4,728,125	142,951	4.04

Total interest-bearing liabilities	19,728,050	275,012	1.87	16,527,737	331,594	2.68

Non-interest bearing deposits	3,132,825			2,551,397
Other liabilities	206,378			182,536
Shareholders’ equity	2,398,670			1,799,430

Total liabilities and shareholders’ equity	$25,465,923			$21,061,100

Net earning assets	$3,262,377			$2,822,204

Net interest income (fully-taxable equivalent)		631,862			600,752
Less: fully-taxable equivalent adjustments		(4,319)			(3,797)

Net interest income		$627,543			$596,955

Net interest rate spread (fully-taxable equivalent)			3.40%			3.75%
Net interest margin (fully-taxable equivalent)			3.67%			4.14%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

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

TABLE 3 - Rate /Volume Analysis

	Three Months Ended
	September 30, 2003 vs. September 30, 2002
	Increase (decrease) due to

			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change

Interest income:
Loans and leases	$41,260	($36,536)	($6,867)	($2,143)
Investment securities	11,136	(27,471)	(3,146)	(19,481)
Federal funds sold and other short-term investements	(440)	(104)	89	(455)

Total interest income	51,956	(64,111)	(9,924)	(22,079)

Interest expense:
Interest-bearing deposits:
Regular savings	1,660	(2,414)	(951)	(1,705)
NOW and money market accounts	4,656	(10,319)	(2,259)	(7,922)
Certificates of deposit	2,425	(9,193)	(604)	(7,372)
Brokered deposits	(173)	(173)	173	(173)

Total interest-bearing deposits	8,568	(22,099)	(3,641)	(17,172)
Borrowed funds	5,330	(17,486)	(1,915)	(14,071)

Total interest expense	13,898	(39,585)	(5,556)	(31,243)

Net interest income (fully taxable equivalent)	$38,058	($24,526)	($4,368)	$9,164

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended
	September 30, 2003 vs. September 30, 2002
	Increase (decrease) due to

			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change

Interest income:
Loans and leases	$125,422	($102,410)	($19,688)	$3,324
Investment securities	52,750	(67,182)	(13,521)	(27,953)
Federal funds sold and other short-term investements	(802)	(227)	186	(843)

Total interest income	177,370	(169,819)	(33,023)	(25,472)

Interest expense:
Interest-bearing deposits:
Regular savings	4,693	(5,893)	(2,365)	(3,565)
NOW and money market accounts	13,882	(23,475)	(5,506)	(15,099)
Certificates of deposit	9,451	(29,282)	(2,162)	(21,993)
Brokered deposits	(697)	(697)	698	(696)

Total interest-bearing deposits	27,329	(59,347)	(9,335)	(41,353)
Borrowed funds	29,696	(37,132)	(7,793)	(15,229)

Total interest expense	57,025	(96,479)	(17,128)	(56,582)

Net interest income (fully taxable equivalent)	$120,345	($73,340)	($15,895)	$31,110

(1)	Volume increases include the effects of acquisitions, including the acquisition of Ipswich on July 26, 2002, Bancorp on August 31, 2002, Warren on December 31, 2002 and American on February 14, 2003.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Provision and Allowance for Loan and Lease Losses

We provided $10.5 million and $10.8 million for loan and lease losses in the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, we provided $31.9 million and $33.5 million for loan and lease losses, respectively. The lower provisions were due to lower levels of net-charge-offs, a higher coverage ratio of the allowance to non-performing loans and leases and lower delinquency ratios. As shown in Table 12, nonperforming assets amounted to $70.4 million at September 30, 2003 compared to $68.8 million at September 30, 2002. At September 30, 2003, the allowance for loan and lease losses amounted to $229.6 million, or 1.44% of total portfolio loans and leases, as compared to $208.3 million, or 1.48%, at December 31, 2002. The 4 basis point decrease in this ratio was primarily attributable to allowance for loan and lease losses established by acquired banks. The ratio of the allowance for loan and lease losses to nonperforming loans was 344% at September 30, 2003, as compared to 319% at December 31, 2002 and 311% at September 30, 2002.

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

TABLE 4 - Allowance for Loan and Lease Losses

	2003 Third	2003 Second	2003 First	2002 Fourth
	Quarter	Quarter	Quarter	Quarter

Allowance at beginning of period	$227,240	$226,677	$208,273	$201,689
Additions due to acquisitions	—	—	16,346	4,972
Charge-offs:
Residential real estate mortgages	63	53	55	(263)
Commercial real estate mortgages	27	202	262	459
Commercial business loans and leases	3,011	5,754	3,205	5,060
Consumer loans and leases	8,782	6,959	7,609	7,597

Total loans and leases charged off	11,883	12,968	11,131	12,853

Recoveries:
Residential real estate mortgages	5	22	22	12
Commercial real estate mortgages	296	676	534	70
Commercial business loans and leases	2,493	1,286	689	2,628
Consumer loans and leases	930	1,047	1,043	927

Total loans and leases recovered	3,724	3,031	2,288	3,637

Net charge-offs	8,159	9,937	8,843	9,216
Provision for loan and lease losses	10,500	10,500	10,901	10,828

Allowance at end of period	$229,581	$227,240	$226,677	$208,273

Average loans and leases outstanding during the period (1)	$15,841,521	$15,634,071	$14,829,108	$13,750,316

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.20%	0.25%	0.24%	0.27%
Ratio of allowance to total loans and leases at end of period (1)	1.44%	1.44%	1.46%	1.48%
Ratio of allowance to nonperforming loans and leases at end of period	344%	374%	288%	319%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (1):
Residential real estate mortgages	0.008%	0.004%	0.005%	(0.042%)
Commercial real estate mortgages	(0.020%)	(0.037%)	(0.022%)	0.034%
Commercial business loans and leases	0.064%	0.568%	0.339%	0.339%
Consumer loans and leases	0.681%	0.531%	0.636%	0.691%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2002 Third	2002 Second	2002 First
	Quarter	Quarter	Quarter

Allowance at beginning of period	$193,444	$190,890	$189,837
Additions due to acquisitions	7,822	—	—
Charge-offs:
Residential real estate mortgages	56	201	(134)
Commercial real estate mortgages	(76)	273	635
Commercial business loans and leases	8,703	5,319	5,374
Consumer loans and leases	5,922	5,834	7,042

Total loans and leases charged off	14,605	11,627	12,917

Recoveries:
Residential real estate mortgages	65	21	23
Commercial real estate mortgages	(7)	27	27
Commercial business loans and leases	3,108	2,136	1,101
Consumer loans and leases	1,033	1,168	991

Total loans and leases recovered	4,199	3,352	2,142

Net charge-offs	10,406	8,275	10,775
Provision for loan and lease losses	10,829	10,829	11,828

Allowance at end of period	$201,689	$193,444	$190,890

Average loans and leases outstanding during the period (1)	$13,375,980	$12,871,386	$12,723,083

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.31%	0.26%	0.34%
Ratio of allowance to total loans and leases at end of period (1)	1.47%	1.48%	1.50%
Ratio of allowance to nonperforming loans and leases at end of period	311%	289%	268%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (1):
Residential real estate mortgages	(0.001%)	(0.029%)	(0.024%)
Commercial real estate mortgage	(0.006%)	0.023%	0.060%
Commercial business loans and leases	0.806%	0.492%	0.703%
Consumer loans and leases	0.530%	0.530%	0..693%

(1)	Excludes residential real estate loan held for sale.

Noninterest Income

Noninterest income for the third quarter ended September 30, 2003 totaled $88.7 million, an increase of $23.2 million, or 35%, from the third quarter of 2002. The increase was primarily due to increases in deposit services income, net securities gains and other noninterest income (primarily covered call premium income and mortgage banking services income). Noninterest income, including net securities gains, as a percent of total income was 30% and 25% for the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, noninterest income amounted to $282.7 million and $190.1 million, respectively, an increase of 49%. Included in this increase was $29.2 million of gains from the sale of securities related to the deleveraging program in the second quarter of 2003.

Deposit services income amounted to $25.2 million for the third quarter of 2003 compared to $20.8 million for the same period in 2002, an increase of $4.4 million, or 21%. For the nine months ended September 30, 2003 and 2002, deposit services income amounted to $71.4 million and $59.7 million, respectively, an increase of 20%. These increases were primarily attributable to an increased number of deposit accounts and an increase in cash management and overdraft fees. Acquisitions in 2002 and 2003 comprised a significant portion of the increased number of deposit accounts and increased overdraft fees.

Insurance brokerage commissions income amounted to $10.9 million for the third quarter of 2003 compared to $11.7 million for the same period in 2002, a decrease of 6%. The decline was due to increased competition and market pressures on policy renewals in all of our market areas. For the nine months ended September 30, 2003 and 2002, insurance brokerage commissions amounted to $34.2 million and $31.9 million, respectively, an increase of 7%. This year to date increase was mostly attributable to the insurance acquisitions in the third quarter of 2002 and 2003 and higher annual bonus and profit sharing commissions from carriers recorded in 2003 compared to 2002.

Merchant and electronic banking income was $11.1 million for the third quarter of 2003 compared to $10.1 million for the third quarter of 2002, an increase of 10%. For the nine months ended September 30, 2003 and 2002, merchant and electronic banking income amounted to $31.2 million and $27.3 million, respectively, an increase of 15%. This income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. The increases were due primarily to increases in the volume of transactions processed and increased market share from acquisitions.

Trust and investment management services income amounted to $8.2 million for the quarter ended September 30, 2003 compared to $7.8 million for the third quarter of 2002, an increase of 5%. For the nine months ended September 30, 2003 and 2002, trust and investment management services income amounted to $23.5 million and $24.6 million, respectively, a decrease of 4%. Assets under management increased to $8.7 billion at September 30, 2003 from $7.8 billion at September 30, 2002, an increase of $849 million primarily due to improvements in the financial markets and new accounts. Trust and investment management services income is largely based on the market value of assets under management which increased modestly as the market performance improved in the second and third quarters of 2003.

Bank-owned life insurance (“BOLI”) income was $5.8 million for the third quarter of 2003, compared to $5.1 million for the same period in 2002, an increase of 13%. For the nine months ended September 30, 2003 and 2002, BOLI income amounted to $17.0 million and $14.5 million, respectively, an increase of 17%. The increase related to BOLI purchased in 2002 and $85.6 million of BOLI acquired in the American merger in the first quarter of 2003. Income from BOLI represents the increase in the cash surrender value of life insurance policies on the lives of certain employees who have provided a consent allowing the Bank to be the beneficiary of such policies. Most of the BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such general account carriers AA- or better at September 30, 2003. The BOLI investment provides a means to mitigate increasing employee benefit costs. For the third quarter of 2003, the average carrying value of BOLI was $479 million compared to $372 million for the third quarter of 2002.

Investment planning services income in the third quarter of 2003 amounted to $3.8 million compared to $2.8 million in the third quarter of 2002, an increase of $991 thousand, or 36%. For the nine months ended September 30, 2003 and 2002, investment planning services income amounted to $10.9 million and $8.5 million, respectively, an increase of 29%. These increases were primarily attributable to commissions earned from increased sales of third party mutual funds and annuities resulting from our acquisition of American in 2003.

Net securities gains amounted to $3.6 million and $208 thousand during the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, net securities gains were $39.8 million and $578 thousand, respectively. During the second quarter of 2003, we sold $901 million in securities as part of the deleveraging program discussed above. The gains on sales of these securities amounted to $29.2 million, which were substantially offset by prepayment penalties of $28.5 million related to borrowings which were prepaid in connection with the deleveraging program. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

The following table presents the detail of other noninterest income for the periods indicated:

Table 5 - Other noninterest income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Covered call premiums	$7,152	$1,128	$21,390	$5,107
Loan fee income	7,376	5,206	19,456	15,728
Mortgage banking services income (expense)	3,087	(455)	9,328	1,710
Venture capital write-downs	(374)	(469)	(989)	(2,171)
Miscellaneous income	2,906	1,625	5,483	2,735

Total	$20,147	$7,035	$54,668	$23,109

Other noninterest income amounted to $20.1 million and $7.0 million for the quarters ended September 30, 2003 and 2002. For the nine months ended September 30, 2003 and 2002, other noninterest income amounted to $54.7 million and $23.1 million, respectively. These increases were mostly due to increases in covered call premium income resulting from call options written on securities we own as well as securities we had committed to buy. Loan fee income included $1.8 million and $3.8 million of fees to arrange for pass-through swaps between commercial borrowers and third parties for the three and nine months ended September 30, 2003, respectively. We did not have a commercial loan swap program during the nine months ended September 30, 2002. Mortgage banking income, which consist primarily of gains from sale of loans, also contributed to the increase in other income as a result of higher levels of mortgage refinancings driven by lower interest rates.

Noninterest Expense

Noninterest expense was $151.6 million and $141.6 million for the quarters ended September 30, 2003 and 2002, respectively, which represented an increase of $10.0 million, or 7%. This increase included higher compensation and employee benefits expense ($2.5 million), occupancy expense ($1.8 million) and equipment expense ($1.7 million). For the nine months ended September 30, 2003 and 2002, noninterest expenses amounted to $485.6 million and $421.3 million, respectively. Included in this increase was $28.5 million of prepayment penalties on borrowings related to the aforementioned deleveraging program in the second quarter. This amount represented 44% of the total increase of $64.3 million. The remaining increases in noninterest expense for the quarter and nine months ended September 30, 2003 over the comparable periods last year were primarily attributable to acquisitions.

Compensation and employee benefits expense of $82.2 million for the quarter ended September 30, 2003 increased $2.5 million, or 3%, from the same quarter of last year. For the nine months ended September 30, 2003 and 2002, compensation and employee benefits expense amounted to $245.2 million and $230.8 million, respectively. These increases were primarily due to additional employees from acquisitions and increased benefit costs, which were partially offset by lower incentive expense. The total number of full-time equivalent employees was approximately 6,700 at September 30, 2003 compared to 6,500 at September 30, 2002. Pension expense under the defined benefit pension plan (which is included in compensation and employee benefits expense) was $3.3 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively, and increased primarily due to a lower discount rate and a lower expected rate of return on plan assets. The fair value of plan assets as of September 30, 2003 was $179.8 million as compared to $154.9 million at December 31, 2002.

Data processing expense amounted to $10.5 million and $9.8 million for the quarters ended September 30, 2003 and 2002, respectively, an increase of $703 thousand, or 7%. The increase was primarily due to increased transaction volume (core processing and data lines) and other expenses related to acquisitions and software licensing costs. The increase was partially offset by lower bank card expenses due to lower fees charged by a new third-party processor. For the nine months ended September 30, 2003 and 2002, data processing expense amounted to $31.1 million and $30.2 million, respectively. Beginning in July 2002, check processing was insourced and the primary costs are now recorded in compensation and employee benefits. Previously, a third-party vendor handled check processing and its charges were recorded as data processing costs.

Occupancy expense of $14.5 million during the three months ended September 30, 2003 increased $1.8 million, or 14%, from the same quarter in 2002, primarily due to the cost of a new back-office facility in West Falmouth, Maine and the cost of facilities assumed in acquisitions. For the nine months ended September 30, 2003 and 2002, occupancy expense amounted to $44.6 million and $38.0 million, respectively, an increase of 17%.

Equipment expense of $11.7 million during the three months ended September 30, 2003 increased $1.7 million, or 17%, from the third quarter of last year. For the nine months ended September 30, 2003 and 2002, equipment expense amounted to $35.3 million and $29.6 million, respectively. These increases were primarily due to depreciation expense on new technology equipment and software (e.g., check imaging and e-commerce) and depreciation/maintenance of equipment obtained through acquisitions.

Advertising and marketing expense amounted to $5.6 million and $4.3 million for the three months ended September 30, 2003 and 2002, respectively. The $1.3 million, or 29%, increase was largely due to new advertising promotions and corporate sponsorships and additional expenses for the introduction of our products in new market areas. For the nine months ended September 30, 2003 and 2002, advertising and marketing expense amounted to $16.6 million and $12.5 million, respectively, an increase of 32% primarily for the same reasons described above.

Amortization of identifiable intangible assets of $2.3 million during the three months ended September 30, 2003 increased $636 thousand from the third quarter of last year. This increase was primarily due to amortization of core deposit intangibles and other identifiable intangibles recorded in connection with acquisitions. For the nine months ended September 30, 2003 and 2002, amortization of identifiable intangible assets amounted to $6.6 million and $4.4 million, respectively. For additional information, see Note 4 to the unaudited Consolidated Financial Statements included herein.

Merger and consolidation costs amounted to $808 thousand and $2.2 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, merger and consolidation costs amounted to $6.8 million and $11.4 million, respectively. The following table summarizes merger and consolidation costs for the three and nine months ended September 30, 2003 and 2002.

Table 6 - Merger and Consolidation Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

American Merger Charges
Personnel costs	$24	$—	$1,068	$—
Systems conversion and integration/customer communications	413	—	2,318	—
Other costs	(5)	1	1,393	1

	432	1	4,779	1

Warren Merger Charges
Personnel costs	61	—	898	—
Systems conversion and integration/customer communications	268	—	1,138	—
Other costs	16	5	363	5

	345	5	2,399	5

Bancorp Connecticut Merger Charges
Personnel costs	4	5	(10)	42
Systems conversion and integration/customer communications	—	500	24	536
Other costs	12	227	107	233

	16	732	121	811

Ipswich Merger Charges
Personnel costs	—	78	14	102
Systems conversion and integration/customer communications	—	913	—	1,486
Other costs	—	181	127	219

	—	1,172	141	1,807

Andover/MetroWest Merger Charges
Personnel costs	—	—	1	635
Systems conversion and integration/customer communications	—	90	—	3,142
Other costs	15	63	5	1,921

	15	153	6	5,698

Charter Consolidation Costs
Personnel costs	—	—	—	770
Branch signage	—	143	—	872
Customer notices	—	24	—	591
Forms and documents	—	2	—	578
Other costs	—	1	—	781

	—	170	—	3,592

Other Costs
Branch decommissioning costs	—	16	—	82
Reverse auto lease reserves (Banknorth - Vermont)	—	—	(615)	—
Other costs	—	(81)	(43)	(563)

	—	(65)	(658)	(481)

Total Merger and Consolidation Costs	$808	$2,168	$6,788	$11,433

The following table summarizes activity in the accrual account for merger and consolidation costs from December 31, 2002 through September 30, 2003.

TABLE 7 - Merger and Consolidation Costs - Activity in the Accrual Account

					Non-cash Write
	Balance	Accrued		Cash	Downs and Other	Balance
	12/31/02	at Acquisition	Charges	Payments	Adjustments	9/30/03

American Merger	$—	$13,600	$4,779	($16,978)	($1,135)	$266
Warren Merger	2,052	—	2,399	(4,641)	221	31
Bancorp Connecticut Merger	3,097	—	122	(791)	(1,798)	630
Ipswich Merger	—	—	141	(141)	—	—
Andover / MetroWest Mergers	321	—	6	(52)	(189)	86
Other Merger and Consolidation Costs	84	—	(659)	(25)	615	15

Total	$5,554	$13,600	$6,788	($22,628)	($2,286)	$1,028

Prepayment penalties on borrowings amounted to $30.5 million for the nine months ended September 30, 2003, $28.5 million of which was incurred in connection with the above-discussed deleveraging program in the second quarter, and $2.0 million of which was incurred in connection with the early payoff of other borrowings. There were no prepayment penalties during the third quarter.

Other noninterest expenses amounted to $24.1 million and $21.2 million during the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, other noninterest expenses amounted to $69.0 million and $64.3 million, respectively. The following table summarizes the principal components of other noninterest expenses for the periods indicated.

TABLE 8 - Other Noninterest Expenses

	2003			2002

	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Telephone	$3,666	$2,595	$3,468	$3,600	$3,276	$3,332	$3,189
Office supplies	2,611	2,523	2,794	2,594	2,726	2,597	2,819
Postage and freight	2,246	3,223	3,074	2,490	2,402	2,206	2,609
Miscellaneous loan costs	1,729	1,563	948	1,178	239	1,706	1,167
Deposits and other assessments	963	974	899	871	969	901	799
Collection and carrying costs of non-performing assets	709	947	308	595	662	807	649
Other	12,158	11,689	9,880	13,698	10,968	10,518	9,791

Total	$24,082	$23,514	$21,371	$25,026	$21,242	$22,067	$21,023

	Nine Months Ended

	9/30/2003	9/30/2002

Telephone	$9,729	$9,797
Office supplies	7,928	8,142
Postage and freight	8,543	7,217
Miscellaneous loan costs	4,240	3,112
Deposits and other assessments	2,836	2,669
Collection and carrying costs of non-performing assets	1,964	2,118
Other	33,728	31,267

Total	$68,968	$64,322

Taxes

The effective tax rate was 34% and 33% for the three months ended September 30, 2003 and 2002, respectively and 34% and 33% for the nine months ended September 30, 2003 and 2002, respectively. The increase in the effective tax rates was primarily the result of an increase in state taxes during 2003.

Comprehensive Income

Comprehensive income amounted to $29.1 million and $107.6 million during the three months ended September 30, 2003 and 2002, respectively and $180.0 million and $287.6 million for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive income was different from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts (primarily forward sales commitments related to loans held for sale) that are accounted for as cash flow hedges. For additional information, see Note 8 to the unaudited Consolidated Financial Statements.

Our available for sale investment portfolio had net unrealized gains, net of applicable income tax effects, of $37.4 million, $118.0 million and $108.2 million at September 30, 2003, December 31, 2002 and September 30, 2002,

respectively. At September 30, 2003, the net unrealized gains of $57.6 million, before related tax effect, represented 1% of securities available for sale. We attempt to balance the interest rate risk of interest-earning assets and interest-bearing liabilities (see “Interest Rate Risk and Asset Liability Management”). However, the change in fair value of our interest-bearing liabilities which would tend to offset the change in fair value of available for sale securities is not included in “other comprehensive income.”

FINANCIAL CONDITION

Our consolidated total assets amounted to $25.7 billion and $23.4 billion at September 30, 2003 and December 31, 2002, respectively. Total average assets were $25.8 billion and $21.8 billion for the three months ended September 30, 2003 and 2002, respectively. These increases were largely due to the acquisitions in 2003 and 2002, which added $4.7 billion in assets. Shareholders’ equity totaled $2.5 billion at September 30, 2003 and $2.1 billion at December 31, 2002.

Securities

The securities portfolio (including securities classified as held to maturity) averaged $7.3 billion during the third quarter of 2003, as compared to $6.5 billion in the third quarter of 2002. The net increase in the securities portfolio resulted from the acquisitions in 2003 and 2002. The securities portfolio consists primarily of mortgage-backed securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which included securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale were rated AAA or equivalently rated at September 30, 2003. At September 30, 2003 and December 31, 2002, we had $614.7 million and $830.1 million of securities available for sale with call provisions. The average yield on securities was 3.96% for the quarter ended September 30, 2003 and 5.64% for the quarter ended September 30, 2002. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $37.4 million and $118.0 million at September 30, 2003 and December 31, 2002, respectively. These unrealized gains do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains, net of related deferred income taxes, are a component of “Comprehensive Income” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $15.9 billion during the third quarter of 2003, an increase of $2.5 billion, or 19%, from the third quarter of 2002. This increase was primarily attributable to acquisitions. Average loans and leases as a percent of average earning assets was 69% during the quarter ended September 30, 2003 compared to 67% during the quarter ended September 30, 2002.

Average residential real estate loans (which include mortgage loans held for sale) of $2.9 billion during the third quarter of 2003 increased $195 million from the average amount of such loans during the third quarter of last year. Excluding acquisitions, average residential loans decreased approximately $892 million, or 24%, as a result of increased refinancing activity and prepayments in a lower interest rate environment. Mortgage loans held for sale amounted to $74.7 million and $128.6 million at September 30, 2003 and December 31, 2002, respectively. We are currently selling substantially all of the conforming 30-year fixed-rate loans we originate.

Average commercial real estate loans of $5.3 billion increased $915 million, or 21%, from the third quarter of last year. Excluding acquisitions, average commercial real estate loans increased $605 million or 13%. While most of our markets reflected increases, the largest increases were in Massachusetts and Connecticut. The average yield on commercial real estate loans during the third quarter of 2003 was 5.88%, as compared to 6.86% in the third quarter of 2002, a decrease of 98 basis points. The lower yield reflects the effect of the downward repricing of variable-rate loans, the refinancing of fixed-rate loans at lower rates and the origination of new loans at the lower prevailing rates.

Commercial business loans and leases averaged $3.2 billion during the third quarter of 2003, an increase of $462 million, or 17%, over the third quarter of 2002. Excluding acquisitions, average commercial business loans and leases increased $329 million or 11%. Massachusetts reflected the greatest amount of growth. The yield on commercial business loans and leases decreased to 5.04% in the third quarter of 2003 from 5.81% in the third quarter of 2002. The decrease in the yield was primarily due to lower rates on new loans and the repricing of variable-rate loans.

Consumer loans and leases averaged $4.6 billion during the third quarter of 2003, an increase of $915 million, or 25%, from the third quarter of 2002. Acquisitions accounted for approximately $506 million of the increase, while internal loan growth accounted for approximately $409 million of the increase. Internal growth was primarily in home equity loans and indirect auto loans. The average yield on consumer loans and leases decreased to 5.43% in the third quarter of 2003 from 6.78% in the third quarter of 2002. For a description of the types of loans and leases in our loan and lease portfolio and a breakdown of our consumer loans, see “Credit Risk.”

Deposits

Total deposits averaged $17.7 billion during the third quarter of 2003, an increase of $2.9 billion from the third quarter of 2002. Excluding acquisitions, average core deposits (deposits excluding certificates of deposit and brokered deposits) increased $1.4 billion from the third quarter of last year, or 12%. Excluding acquisitions, the average balances of certificates of deposit and brokered deposits decreased $788.5 million from the third quarter of 2002, or 13%. The ratio of loans to deposits was 90% at September 30, 2003 and December 31, 2002.

Average noninterest-bearing deposits totaled $3.4 billion during the third quarter of 2003, an increase of $704 million, or 26%, from the third quarter of 2002. This increase was largely due to strong growth in existing market areas as well as $151 million of average noninterest-bearing deposits acquired in acquisitions.

Average interest-bearing deposits of $14.3 billion during the third quarter of 2003 increased $2.2 billion from the third quarter of 2002. Excluding acquisitions, average money market and NOW deposits increased by $583 million and average regular savings deposits increased $224 million, while average certificates of deposit and brokered deposits declined by $788.5 million in the aggregate. The decline in certificates of deposits resulted from our decision to allow deposits priced above alternate funding costs to run off. The average rates paid on NOW and money market accounts decreased 73 basis points from 1.53% in the third quarter of 2002 to 0.80% in the third quarter of 2003 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 78 basis points from 2.03% in the third quarter of 2002 to 1.25% in the third quarter of 2003, reflecting the decline in prevailing interest rates.

Included within the deposit categories above are government banking deposits, which averaged $1.3 billion in the third quarter of 2003 and $1.2 billion in the third quarter of 2002. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

We use both short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, retail securities sold under agreements to repurchase and other short-term borrowings, amounted to $1.05 billion and $1.28 billion at September 30, 2003 and December 31, 2002, respectively, a decrease of $228 million, or 18%.

At September 30, 2003, we also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. There were no drawdowns on this line in 2003.

Long-term debt includes FHLB advances, senior notes, subordinated notes, capital trust securities, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with terms greater than one year. Long-term debt amounted to $3.6 billion and $3.9 billion at September 30, 2003 and December 31, 2002, respectively. The decrease in long-term debt was primarily due to the prepayment of $853 million of borrowings in connection with our deleveraging program in the second quarter of 2003, which was partially offset by the issuance of $150 million of senior notes in the second quarter of 2003 and $400 million of borrowings assumed in acquisitions.

At September 30, 2003 and December 31, 2002, FHLB borrowings amounted to $1.6 billion. FHLB collateral consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. Our additional borrowing capacity with the FHLB at September 30, 2003 was approximately $2.6 billion. These borrowings had an average cost of 4.23% during the three months ended September 30, 2003 as compared to 4.48% during the three months ended September 30, 2002. On July 23, 2003, we entered into interest rate swap agreements for $216.5 million to hedge the fair value of $216.5 million of FHLB advances. The effect of the hedges, which are accounted for as fair value hedges, was to synthetically convert this fixed rate debt to a variable rate set at an average of 1-month LIBOR (1.12% at September 30, 2003) plus 3.82%. These FHLB advances had a weighted average cost of 5.47% and an average term of 2 years.

In April 2003, we issued $150 million of 5-year senior notes carrying a fixed rate of 3.75%. We simultaneously entered into a $150 million interest rate swap agreement pursuant to which we receive a fixed rate of 3.75% and pay a variable rate based on 3-month LIBOR (1.16% at September 30, 2003) plus 0.41%. This swap is accounted for as a fair value hedge of the notes. The proceeds from the notes offering were used for general corporate purposes.

At September 30, 2003 and December 31, 2002, subordinated debt consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes. In the first quarter of 2003, we entered into an interest rate swap for $200 million to hedge the fair value of the $200 million of subordinated debt. The effect of the hedge, which is accounted for as a fair value hedge, was to synthetically convert this fixed rate debt to a variable rate set at 3-month LIBOR plus 3.47%.

At September 30, 2003 and December 31, 2002, through subsidiary trusts, we had outstanding $295.1 million of capital securities which currently qualify as Tier 1 capital for regulatory purposes. See the “Capital” section below.

At September 30, 2003 and December 31, 2002, wholesale securities sold under repurchase agreements amounted to $1.7 billion and $1.2 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations.

We have a shelf registration on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows subsidiary trusts to sell capital securities. We had $650 million of remaining authority under this shelf registration statement as of September 30, 2003.

At September 30, 2003 and December 31, 2002, other liabilities totaled $521.7 million and $258.3 million, respectively. The increase in other liabilities was primarily attributable to $361 million of amounts due to brokers for securities transactions that settled in October 2003.

CONTRACTUAL OBLIGATIONS

We have entered into numerous contractual obligations and commitments. The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at September 30, 2003.

TABLE 9 - Contractual Obligations

Contractual Obligations (1)

		Payments Due By Period

		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt	$2,212,865	$73,441	$826,933	$180,560	$1,131,931
Capital lease obligations	6,044	50	182	757	5,055
Repurchase agreements - wholesale	1,692,560	392,560	1,200,000	—	100,000

Total long-term debt	3,911,469	466,051	2,027,115	181,317	1,236,986
Operating lease obligations	133,813	23,429	38,523	28,177	43,684

Total contractual obligations	$4,045,282	$489,480	$2,065,638	$209,494	$1,280,670

(1) Other liabilities are short term in nature, except for liabilities related to employee benefit plans.

Other Commitments

		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 - 5	After 5
	Committed	1 Year	Years	Years	Years

Unused portions on lines of credit	$4,119,340	$291,224	$218,591	$44,214	$3,565,311
Standby letters of credit	395,552	101,556	83,555	84,969	125,472
Commitments to originate loans	1,718,545	1,250,967	236,939	34,388	196,251
Other commitments	45,645	9,127	9,530	2,165	24,823

Total commitments	$6,279,082	$1,652,874	$548,615	$165,736	$3,911,857

Derivative Financial Instruments

		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 - 5	After 5
	Committed	1 Year	Years	Years	Years

Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$297,907	$13,577	$8,290	$53,562	$222,478
Interest rate swaps with dealers (2)	297,907	13,577	8,290	53,562	222,478
Interest rate swaps on borrowings (3)	566,500	—	216,500	150,000	200,000
Forward commitments to sell loans	127,520	127,520	—	—	—
Foreign currency forward contracts (4)	25,582	14,403	11,179	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable)
(2)	Offsetting swaps with dealers (Banknorth pays fixed, receives variable) which offset the interest rate swaps with commercial borrowers
(3)	Swaps on borrowings (Banknorth pays variable, receives fixed)
(4)	Forward contracts for customer accommodations

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by us. Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk. Our board of directors and management believe that there are seven applicable “risk categories,” consisting of credit, interest rate, liquidity, transaction, compliance, strategic and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk management perspective. In addition, an aggregate level of risk is assigned as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, measurement, control and monitoring.

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

Our residential loan portfolio accounted for 17% of the total loan portfolio at September 30, 2003 and at December 31, 2002. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At September 30, 2003, 0.34% of our residential loans were nonperforming, as compared to 0.24% at December 31, 2002 and 0.25% at September 30, 2002. Net charge-offs to average residential loans outstanding for the three months ended September 30, 2003 was .01%.

Our commercial real estate loan portfolio accounted for 33% of the total loan portfolio at September 30, 2003 and 34% at December 31, 2002. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states and upstate New York. At September 30, 2003, 0.51% of our commercial real estate loans were nonperforming, as compared to 0.37% at December 31, 2002 and 0.38% at September 30, 2002. Net charge-offs (recoveries) to average commercial real estate loans outstanding for the three months ended September 30, 2003 was (0.02%).

Our commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at September 30, 2003 and December 31, 2002. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $95.6 million at September 30, 2003. We do not emphasize the purchase of participations in syndicated commercial loans. At September 30, 2003, we had $297 million of outstanding participations in syndicated commercial loans and had an additional $312 million of unfunded commitments related to these participations. At September 30, 2003, 0.70% of our commercial business loans were nonperforming, as compared to 1.10% at December 31, 2002 and 1.15% at September 30, 2002. Net charge-offs to average commercial business loans and leases outstanding for the three months ended September 30, 2003 was 0.06%.

The following table presents the geographic distribution of our commercial loans and leases at September 30, 2003 and December 31, 2002.

Table 10 - Commercial Loans and Leases by State

	Commercial		Commercial Business		Total Commercial
	Real Estate Loans		Loans and Leases		Loans and Leases

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002	2003	2002

Massachusetts	$2,430,249	$2,174,534	$1,111,621	$982,078	$3,541,870	$3,156,612
Maine	873,759	868,091	678,979	640,258	1,552,738	1,508,349
New Hampshire	725,103	703,743	504,173	461,079	1,229,276	1,164,822
Vermont	629,101	594,849	423,383	419,291	1,052,484	1,014,140
Connecticut	468,910	286,658	345,853	265,503	814,763	552,161
New York	183,057	164,174	201,786	200,265	384,843	364,439

Total	$5,310,179	$4,792,049	$3,265,795	$2,968,474	$8,575,974	$7,760,523

Consumer loans and leases accounted for 29% of our total loan portfolio at September 30, 2003 and 28% at December 31, 2002. At September 30, 2003, 0.16% of our consumer loans were nonperforming, as compared to 0.23% at December 31, 2002 and 0.22% at September 30, 2002. Net charge-offs to average consumer loans outstanding for the three months ended September 30, 2003 was 0.68%. The following table lists our consumer loans by type as of September 30, 2003 and December 31, 2002:

Table 11 - Composition of Consumer Loans

	September 30,		December 31,
	2003		2002

		% of		% of
	Amount	Total	Amount	Total

Home equity lines	$2,228,295	47.95%	$1,572,816	40.19%
Automobile and other vehicle loans and leases	1,590,691	34.23%	1,478,228	37.77%
Mobile home loans	148,376	3.19%	171,715	4.39%
Vision, dental, and orthodontia fee plan loans	143,240	3.08%	172,861	4.42%
Education loans	118,357	2.55%	135,386	3.46%
Other	418,024	9.00%	382,282	9.77%

Total	$4,646,983	100.00%	$3,913,288	100.00%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets were 0.27% at September 30, 2003, 0.29% at December 31, 2002 and 0.31% at September 30, 2002. Total nonperforming assets as a percentage of total loans and total other nonperforming assets was 0.44% at September 30, 2003, 0.49% at December 31, 2002 and 0.50% at September 30, 2002. See Table 12 for a summary of nonperforming assets for the last seven quarters. On a dollar basis, our nonperforming assets increased from $68.8 million at September 30, 2002 to $70.4 million at September 30, 2003. Acquisitions contributed to our increased nonperforming assets in recent periods. See Table 13 for the nonperforming assets of acquired banks at date of acquisition.

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

The following table presents nonperforming assets for the last seven quarters.

TABLE 12 - Nonperforming Assets

	2003			2002

	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Nonaccrual loans and leases:
Residential real estate loans	$9,135	$9,827	$9,828	$5,781	$6,733	$7,075	$7,689
Commercial real estate loans	27,069	19,139	22,990	17,649	16,762	20,254	20,812
Commercial business loans and leases	22,857	24,577	38,562	32,693	33,014	33,573	34,481
Consumer loans and leases	7,664	7,192	7,457	9,194	8,364	6,008	8,183

Total nonaccrual loans and leases	66,725	60,735	78,837	65,317	64,873	66,910	71,165
Other nonperforming assets:
Other real estate owned, net of related reserves	921	814	541	100	92	1,212	1,262
Repossessions, net of related reserves	2,711	2,911	3,276	3,536	3,807	1,964	2,251
Securities available for sale	—	—	—	—	—	2,104	2,104

Total other nonperforming assets	3,632	3,725	3,817	3,636	3,899	5,280	5,617

Total nonperforming assets	$70,357	$64,460	$82,654	$68,953	$68,772	$72,190	$76,782

Accruing loans and leases which are 90 days or more overdue	$3,163	$2,995	$3,349	$3,373	$2,407	$2,680	$5,430

Total nonperforming loans as a percentage of total loans and leases(1)	0.42%	0.39%	0.51%	0.46%	0.47%	0.51%	0.56%
Total nonperforming assets as a percentage of total assets	0.27%	0.25%	0.31%	0.29%	0.31%	0.34%	0.37%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.44%	0.41%	0.53%	0.49%	0.50%	0.55%	0.60%

(1)	Total loans and leases exclude residential real estate loans held for sale.

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At September 30, 2003, we had $3.2 million of accruing loans which were 90 days or more delinquent, as compared to $3.4 million at December 31, 2002 and $2.4 million at September 30, 2002.

We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.

Over the past seven quarters, nonperforming assets ranged from $64.4 million to $82.7 million. The increase from December 31, 2002 to March 31, 2003 largely related to $6.2 million of nonperforming assets, primarily residential real estate loans, resulting from the acquisition of American, as reflected in Table 13 below. The decrease from March 31, 2003 to June 30, 2003 was primarily due to the return of several commercial loans to performing status. The increase from June 30, 2003 to September 30, 2003 was primarily due to an increase in nonperforming commercial real estate loans, which was primarily attributable to one credit relationship which is well secured. This increase is not believed to be a trend.

The following table presents certain information regarding the nonperforming assets acquired by us in connection with the indicated acquisitions.

TABLE 13 - Nonperforming Assets of Acquired Banks at Acquisition Date

	American	Warren	Bancorp	Ipswich

Acquisition date	02/14/2003	12/31/2002	08/31/2002	07/26/2002
Nonaccrual loans and leases:
Residential real estate loans	$6,044	$—	$125	$—
Commercial real estate loans	—	738	—	—
Commercial business loans and leases	—	84	580	167
Consumer loans and leases	—	—	108	—

Total nonperforming loans and leases	6,044	822	813	167

Other nonperforming assets:
Other real estate owned	202	—	—	—

Total other nonperforming assets	202	—	—	—

Total nonperforming assets	$6,246	$822	$813	$167

Net Charge-offs

Net charge-offs were $8.2 million for the three months ended September 30, 2003, as compared to $10.4 million for the three months ended September 30, 2002. Net charge-offs represented 0.20% and 0.31% of average loans and leases outstanding for the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, net charge-offs were $26.9 million and $29.5 million, respectively. Net charge-offs represented 0.23% and 0.30% of average loans and leases outstanding for the nine months ended September 30, 2003 and 2002, respectively.

Potential Problem Loans

In addition to the nonperforming loans discussed above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $135 million at September 30, 2003 compared to $139 million at December 31, 2002. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.

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

We manage the interest-rate risk inherent in our core banking operations using non-derivative and derivative instruments. Some non-derivative instruments sometimes contain embedded options, mainly fixed-rate investment securities and borrowed funds that can be prepaid or called away. When appropriate, we use derivative instruments such as interest-rate swaps, interest rate floors, interest rate caps and interest rate corridor agreements, among other instruments. Derivatives used for hedging are designated at inception. At September 30, 2003, our designated hedging activities were limited to forward commitments of $127.5 million related to hedging our mortgage banking operations and interest rate swaps of $566.5 million notional amount tied to fixed rate debt.

Swaps and caps are offered to commercial borrowers through our commercial borrower derivative hedging program. While these derivatives are designated as speculative per SFAS No. 133, we believe that our exposure to commercial customer derivatives is limited because these contracts are matched with a mirrored fixed-rate swap transaction at inception. The program allows us to retain variable-rate commercial loans while allowing the commercial borrowers to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. We entered into $241 million of interest rate swaps with commercial borrowers during the nine months ended September 30, 2003. and an equal amount of mirrored transactions with swap dealers. At September 30, 2003, we had $297.9 million of such interest rate swaps outstanding. It is anticipated that, over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and commercial real estate loans.

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

The average balances for the three months and nine months ended September 30, 2003 and 2002 of residential mortgage loans held for sale and related hedge positions are summarized in the table below:

     TABLE 14 - Mortgage Loans Held for Sale and Related Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Residential mortgage loans held for sale	$101,528	$72,676	$90,808	$58,647
Rate-locked loan commitments	85,551	110,650	104,632	73,725
Forward sales contracts	178,361	160,092	181,739	123,307
Purchased mortgage-backed security options	—	5,000	2,222	6,667

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. The gradual 2% falling rate scenario was slightly outside guidelines at December 31, 2002. The ALCO voted to approve the December 31, 2002 guidelines exception because a gradual 2% decreasing rate scenario was deemed unlikely based on the current level of interest rates. However, all interest rate risk measures were within compliance guidelines as of September 30, 2003. The ALCO currently is more focused on the gradual decreasing 1% rate scenario than on the gradual decreasing 2% scenario and on strategies that prove beneficial to income should rates decline or the yield curve flatten.

The following table sets forth the estimated effects on our net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

     TABLE 15 - Interest Rate Sensitivity

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Decrease	Rate Increase	Rate Increase

September 30, 2003	(4.21)%	(1.47)%	1.02%	1.52%
December 31, 2002	(6.22)%	(2.64)%	2.15%	3.40%

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

The most significant factors affecting market risk exposure of net interest income during the nine months ended September 30, 2003 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curve, (ii) changes in the composition of the investment portfolio, including a deleveraging strategy completed in the second quarter whereby approximately $901 million in investments yielding approximately 5.05% were sold, (iii) changes in the composition of mortgage assets and prepayment speeds of mortgage assets, (iv) reduction of deposit interest expense and (v) changes in the wholesale borrowings portfolio structure, including $853 million costing approximately 4.49% that were prepaid related to the deleveraging program. Interest rates were about 30 basis points lower across the Treasury curve at September 30, 2003 compared to interest rates at December 31, 2002. However, mortgage rate changes during the nine-month period ended September 30, 2003 resulted in significant mortgage loan activity. With higher rates in the third quarter, projected mortgage loan prepayments are forecasted to slow and prepay at a slower constant prepayment rate (CPR) than in the third quarter. Because of historically low rates and increased loan cash inflows, effective duration estimates for loans and mortgage-backed securities are shorter than normal, thus increasing asset sensitivity. Asset and liability management actions were implemented during 2003 to reduce asset sensitivity. Among other things, we purchased securities which are less susceptible to prepayments, replaced approximately $700 million of existing borrowings, some of which were callable, hedged $200 million of fixed rate subordinated debt, $150 million of fixed rate senior notes and $216.5 million of FHLB fixed rate borrowings, and implemented the deleveraging strategy discussed above. The above table reflects the net impact of these changes. We remain asset sensitive and project net interest income to increase if short and long interest rates move symmetrically higher.

Mortgage servicing rights as of September 30, 2003 had a fair value of approximately $5.0 million versus a book value of $3.8 million. The book value of mortgage servicing rights represented 0.71% of the underlying balance of loans serviced for others at September 30, 2003. New mortgage servicing rights from originations are sold quarterly. As a result, future earnings exposure to changes in the value of mortgage servicing rights is not expected to be material.

Our earnings are not directly and materially impacted by movements in foreign currency rate or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

LIQUIDITY

Parent Company

On a parent-only basis at September 30, 2003, our debt service requirements consisted primarily of $295 million junior subordinated debentures and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued to four subsidiaries in connection with their issuance of capital securities. These obligations mature starting in 2027, have interest rates ranging from 8% to 10.52% and annual debt service payments of $25.1 million. The senior notes have annual debt service payments of $5.6 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. At September 30, 2003, our subsidiary bank had $467.7 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $202.7 million in cash or cash equivalents at September 30, 2003.

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

We continually monitor and forecast our liquidity position. There are several interdependent methods which we use for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans. As of September 30, 2003, Banknorth, NA had in the aggregate $4.5 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or sales of securities. This represented 25% of retail deposits, as compared to a current policy minimum of 10% of deposits.

Also as of September 30, 2003, Banknorth, NA had in the aggregate “potentially volatile funds” of $2.2 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of September 30, 2003, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 206%, versus a policy minimum of 100%.

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

CAPITAL

At September 30, 2003, shareholders’ equity amounted to $2.5 billion, or 9.62% of total assets. Tangible equity amounted to $1.3 billion or 5.46% of tangible assets.

We paid a cash dividend of $0.19 per share on our common stock during the third quarter of 2003 compared to $0.15 per share in the third quarter of 2002. In October 2003, our Board authorized a $0.19 per share dividend on our common stock payable in November 2003. In February 2002, our Board authorized 8 million shares to be repurchased in the open market. During the nine months ended September 30, 2003, we repurchased 4.4 million shares at an average price of $23.47. As of September 30, 2003, a total of 2.9 million shares were available for repurchase under existing repurchase authorizations.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) respectively require us and our banking subsidiary to maintain certain ratios, set forth in Table 16. At September 30, 2003, Banknorth Group, Inc. and Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

Table 16 - Capital Ratios

	Actual		Capital Requirements		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2003
Banknorth Group, Inc.
Total capital (to risk weighted assets)	$2,039,658	11.27%	$1,447,481	8.00%	$592,177	3.27%
Tier 1 capital (to risk weighted assets)	1,613,447	8.92%	723,741	4.00%	889,706	4.92%
Tier 1 leverage capital ratio (to average assets)	1,613,447	6.54%	986,638	4.00%	626,809	2.54%
Banknorth, NA
Total capital (to risk weighted assets)	$1,969,369	10.91%	$1,444,552	8.00%	$524,817	2.91%
Tier 1 capital (to risk weighted assets)	1,545,527	8.56%	722,276	4.00%	823,251	4.56%
Tier 1 leverage capital ratio (to average assets)	1,545,527	6.28%	984,526	4.00%	561,001	2.28%
As of December 31, 2002
Banknorth Group, Inc.
Total capital (to risk weighted assets)	$1,960,869	12.15%	$1,291,616	8.00%	$669,253	4.15%
Tier 1 capital (to risk weighted assets)	1,558,974	9.66%	645,808	4.00%	913,166	5.66%
Tier 1 leverage capital ratio (to average assets)	1,558,974	7.13%	874,180	4.00%	684,794	3.13%
Banknorth, NA
Total capital (to risk weighted assets)	$1,822,307	11.31%	$1,288,562	8.00%	$533,745	3.31%
Tier 1 capital (to risk weighted assets)	1,421,995	8.83%	644,281	4.00%	777,714	4.83%
Tier 1 leverage capital ratio (to average assets)	1,421,995	6.52%	871,830	4.00%	550,165	2.52%

Net risk weighted assets were $18.1 billion and $16.1 billion at September 30, 2003 and December 31, 2002, respectively, for Banknorth Group, Inc. and Banknorth, NA.

At September 30, 2003 and December 31, 2002, we had outstanding $295.1 million of capital securities issued by subsidiary trusts. The following table sets forth our capital trust securities which are classified as long-term debt.

TABLE 17 - Capital Trust Securities

	Issuance		Stated	Maturity
Name	Date	Amount	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,556	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,056

The regulatory capital treatment of capital securities issued by subsidiary trusts of bank holding companies is currently under review by the banking regulators with respect to FIN 46. The capital securities are currently included in the Tier 1 capital of Banknorth and, at September 30, 2003, amounted to 18.3% of its Tier 1 capital. Depending on the future determination of banking regulators, capital securities issued by certain subsidiary trusts may no longer qualify for Tier 1 capital treatment, but instead may qualify for Tier 2 capital treatment. Outstanding capital securities may or may not be grandfathered by the Federal Reserve Board for treatment as Tier 1 capital for regulatory purposes. On July 2, 2003, the Federal Reserve Board issued a Supervision and Regulation Letter requiring that bank holding companies continue to follow the current instructions for reporting capital securities in their regulatory reports. The effect of the letter is that we will continue to report our capital securities in Tier 1 capital until further notice from the Federal Reserve Board. As noted above, at September 30, 2003, Banknorth was classified as “well capitalized” for regulatory purposes, the highest classification. We believe that Banknorth’s classification would have remained “well-capitalized” were the capital securities issued by subsidiary trusts included in its Tier 2 capital and not in Tier 1 capital. If our trust capital securities were no longer allowed to be included in Tier 1 capital as a result of accounting and regulatory developments, we would be permitted to redeem the capital securities, which bear interest from 8.00% to 10.52%, without penalty. If capital securities issued by subsidiary trusts were not granted Tier 2 status, we believe that Banknorth would remain in compliance with existing minimum capital requirements.

At September 30, 2003 and December 31, 2002, we also had $200 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.

Banking regulators have also established guidelines as to the level of investments in bank owned life insurance (BOLI). These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 26.2% at September 30, 2003 and 21.5% at December 31, 2002. This increase was the result of the $85.6 million of BOLI acquired in the merger with American on February 14, 2003. We currently do not anticipate any additional purchases or sales of BOLI.

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

IMPACT OF NEW ACCOUNTING STANDARDS

For information on the impact of new accounting standards, see Note 11 to the unaudited Consolidated Financial Statements.

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

Item 2. Changes in Securities and Use of Proceeds - not applicable.

Item 3. Defaults Upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders – not applicable.

Item 5. Other Information

Our Bylaws were revised to conform to the changes in the Maine Business Corporation Act and are included as Exhibit 3 (ii).

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report.

Exhibit 3 (ii) Bylaws.

Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2 Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1 Certification of Chief Executive Officer Under 18 U.S.C. § 1350.

Exhibit 32.2 Certification of Chief Financial Officer Under 18 U.S.C. § 1350.

(b)	We filed a Current Report on Form 8-K or 8-K/A on July 21, 2003, September 2, 2003, September 5, 2003 and September 16, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKNORTH GROUP, INC.

Date: November 4, 2003	By:	/s/ William J. Ryan

William J. Ryan Chairman, President and Chief Executive Officer

Date: November 4, 2003	By:	/s/ Stephen J. Boyle

Stephen J. Boyle Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 3 (ii) Bylaws.

Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2 Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1 Certification of Chief Executive Officer, dated November 4, 2003.

Exhibit 32.2 Certification of Chief Financial Officer, dated November 4, 2003.