Form 10-K
period 2003-12-31
BANKNORTH GROUP INC/ME
filed 2004-03-02
CIK 829750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      As of June 30, 2003, the aggregate market value of the 160,842,923 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 1,145,533 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $4.1 billion. This figure is based on the last sale price of $25.52 per share of the Registrant’s Common Stock on June 30, 2003, as reported in The Wall Street Journal on July 1, 2003. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

      Number of shares of Common Stock outstanding as of February 26, 2004: 162,830,806

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2004 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

BANKNORTH GROUP, INC.

2003 FORM 10-K ANNUAL REPORT

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

General

      We, Banknorth Group, Inc., are a Maine corporation and a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended. We conduct business from our headquarters in Portland, Maine and, as of December 31, 2003, 359 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2003, we had consolidated assets of $26.5 billion and consolidated shareholders’ equity of $2.5 billion. Based on total assets at that date, we are one of the 35 largest commercial banking organizations in the United States.

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

Business

      Our principal business consists of attracting deposits from the general public through our banking offices and using these deposits to originate loans secured by first mortgage liens on existing single-family (one-to-four units) residential real estate and existing multi-family (over four units) residential and commercial real estate, construction loans, commercial business loans and leases and consumer loans. We also provide various mortgage banking services and investment management services, as well as, through subsidiaries of Banknorth, NA, engage in equipment leasing, investment planning, securities brokerage and insurance brokerage activities. We also invest in investment securities and other permitted investments.

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

Acquisitions

      Our profitability and market share have been enhanced in recent years through internal growth and acquisitions of both financial and nonfinancial institutions. We continually evaluate acquisition opportunities and frequently conduct due diligence in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some pro forma dilution of our book value and net income per common share may occur in connection with any future transactions. Moreover, acquisitions commonly result in significant one-time charges against earnings, although cost-savings, especially incident to in-market acquisitions, frequently are anticipated, as are revenue enhancements.

Subsidiaries and Other Equity Investments

      Our only direct subsidiaries at December 31, 2003 were Banknorth, NA, Northgroup Realty, Inc., an acquired subsidiary which holds certain commercial real estate located in Burlington, Vermont, Northgroup Captive Insurance, Inc. and the following financing vehicles: Peoples Heritage Capital Trust I, Banknorth Capital Trust I, Banknorth Capital Trust II and Ipswich Statutory Trust I. For additional information on these trusts, see Note 14 to the Consolidated Financial Statements included in Item 8 hereof. Northgroup Captive Insurance, Inc. is a subsidiary formed in 2002 to self-insure against certain of our risks.

      Set forth below is a brief description of certain of our indirect non-banking subsidiaries and certain other equity investments.

      Insurance Brokerage Activities. We conduct insurance brokerage activities through Banknorth Insurance Group, Inc., which holds all of the outstanding stock of Morse, Payson & Noyes Insurance, the largest insurance brokerage firm in Maine. Morse Payson & Noyes Insurance also conducts business in (i) Vermont, (ii) New Hampshire under the trade name A.D. Davis Insurance, (iii) Massachusetts through Banknorth Insurance Agency, Inc./MA, a wholly-owned subsidiary of Morse, Payson & Noyes Insurance, (iv) Connecticut under the trade name Banknorth Insurance Agency and (v) upstate New York under the trade name Community Insurance Agencies.

      Investment Planning and Securities Brokerage Activities. We conduct investment planning and securities brokerage activities, as well as offer investments in mutual funds and annuities, throughout our market areas through Primevest Financial Services, Inc., an unaffiliated company which uses the marketing name Bancnorth Investment Planning Group. Through Banknorth, NA, Bancnorth Investment Planning Group, Inc., a wholly-owned subsidiary of Banknorth, NA, and Primevest Financial Services, Inc., we offer these services to individuals and small businesses from an office located in Portland, Maine and from certain of our other locations in Maine, Massachusetts, New Hampshire, Vermont, New York and Connecticut. Sales professionals at Banknorth, NA and Bancnorth Investment Planning Group are registered representatives of Primevest Financial Services, Inc., a registered broker/dealer, and all securities brokerage activities are conducted through Primevest Financial Services, Inc. The sales professionals receive referrals from our branch offices throughout our market areas.

      In addition to the foregoing, Bancnorth Investment Planning Group, Inc., conducts insurance sales activities directly in Maine, New Hampshire, Connecticut, Vermont and New York and indirectly, through its wholly-owned insurance agency, Bancnorth Investment and Insurance Agency, Inc., in Massachusetts. Bancnorth Investment Planning Group, either directly or through other agencies, offers life insurance and long-term care insurance products in conjunction with the sales of investments and annuities.

      Equipment Leasing Activities. We conduct equipment leasing activities through Banknorth Leasing Corp. This company engages in direct equipment leasing activities, primarily involving office equipment, in the States of Maine, New Hampshire, Massachusetts, Vermont, New York, Connecticut, Rhode Island and California. At December 31, 2003, Banknorth Leasing Corp. had $98.1 million of leases outstanding.

      Investment Activities. Northgroup Asset Management Company (formerly known as Northgroup (FM) Investment Company) is a Maine corporation which was formed for purposes of effectively managing assets and investments for the benefit of Banknorth, NA. Northgroup Asset Management Company employs staff in its offices in Portland, Maine who are engaged in the management of its assets. Banknorth, NA has contributed to this Company the stock of certain other subsidiaries and substantially all of the investment securities held by Banknorth, NA.

      Other Investments. We hold certain other investments, primarily through Banknorth, NA and Four Eighty-One Corp., a wholly-owned subsidiary of Banknorth, NA. At December 31, 2003, these investments consisted of (i) $59.4 million of interests in limited partnerships formed for the purpose of investing primarily in real estate for lower-income families in our market areas, plus commitments to invest up to an additional $25.0 million in such partnerships, and (ii) an aggregate of $20.5 million of interests in limited partnerships which invest primarily in small business investment companies in our market areas, plus commitments to invest up to an additional $17.7 million in such partnerships. For additional information about these investments see Note 18 to the Consolidated Financial Statements included in Item 8 hereof.

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

      The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances are likely to enhance competition by enabling more companies to provide financial resources. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

Employees

      We had approximately 6,700 full-time equivalent employees as of December 31, 2003. None of these employees is represented by a collective bargaining agent, and we believe that we enjoy good relations with our personnel.

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

      General. Banknorth currently is registered as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended. As such, we are subject to regulation, supervision and examination by the Federal Reserve Board. We also are registered as a Maine financial institution holding company under Maine law and as such are subject to regulation and examination by the Superintendent of Financial Institutions of the State of Maine. Banknorth, NA is a national bank subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”), its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures Banknorth, NA’s deposits to the maximum extent permitted by law.

      Financial Modernization. The Bank Holding Company Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and which are not authorized for bank holding companies. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the applicable regulations thereunder, is “well managed” and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. Banknorth became a financial holding company effective January 25, 2002.

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

      The sum of Tier 1, Tier 2 and Tier 3 capital, less investments in unconsolidated subsidiaries, represents qualifying “total capital,” at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 capital and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. At December 31, 2003, our Tier 1 risk-based capital and total risk-based capital ratios under these guidelines were 8.96% and 11.29%, respectively.

      The “leverage ratio” requirement is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. At December 31, 2003, our leverage ratio was 6.65%.

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

      In addition to the foregoing, the ability of us and Banknorth, NA to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Our right and the rights of our stockholders and creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of such subsidiaries.

      “Source of Strength” Policy. According to Federal Reserve Board policy, bank/financial holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank/financial holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking or thrift subsidiary of a bank/ financial holding company such as Banknorth or related to FDIC assistance provided to a subsidiary in danger of default — the other banking subsidiaries of such bank/ financial holding company may be assessed for the FDIC’s loss, subject to certain exceptions.

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

      The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” In 2003, the Community Reinvestment Act rating of Banknorth, NA was “outstanding.”

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

•	The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board is funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

•	The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

•	The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

•	The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs now have to certify that company financial statements fairly present the company’s financial condition. If a misleading financial statement later results in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund “blackout periods;” directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

•	The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one “financial expert,” a term which has been defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

•	The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

•	Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

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

      We also are subject to various forms of state taxation under the laws of Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut as a result of the business which we conduct in these states. We are also subject to taxation in several other states related to business conducted by our leasing company.

Statistical Disclosure by Bank Holding Companies

      The following information, included under Items 6, 7 and 8 of this report, is incorporated by reference herein.

      Table 2 — Three-Year Average Balance Sheets, which presents average balance sheet amounts, related taxable equivalent interest earned or paid and related average yields earned and rates paid and is included in Item 7;

      Table 3 — Changes in Net Interest Income, which presents changes in taxable equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and is included in Item 7;

      Table 10 — Securities Available for Sale and Held to Maturity, which presents information regarding carrying values of investment securities by category of security and is included in Item 7;

      Table 11 — Maturities of Securities, which presents information regarding the maturities and weighted average yield of investment securities by category of security and is included in Item 7;

      Table 13 — Composition of Loan Portfolio, which presents the composition of loans and leases by category of loan and lease and is included in Item 7;

      Table 14 — Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2003, which presents maturities and sensitivities of loans and leases to changes in interest rates and is included in Item 7;

      Table 20 — Five Year Schedule of Nonperforming Assets, which presents information concerning non-performing assets and accruing loans 90 days or more overdue and is included in Item 7;

      “Credit Risk Management” and Note 1 to the Consolidated Financial Statements, which discuss our policies for placing loans on non-accrual status, as well as in the case of the former potential problem loans, which are included in Items 7 and 8, respectively;

      Table 21 — Five-Year Table of Activity in the Allowance for Loan and Lease Losses, included in Item 7;

      Table 22 — Allocation of the Allowance for Loan and Lease Losses — Five Year Schedule, included in Item 7;

      Table 21 — Net Charge-offs as a Percent of Average Loans and Leases Outstanding, included in Item 7;

      Table 2 — Three-Year Average Balance Sheets, which includes average balances of deposits by category of deposit and is included in Item 7;

      Table 18 — Maturity of Certificates of Deposit of $100,000 or more at December 31, 2003, included in Item 7;

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

Item 2.     Properties

      At December 31, 2003, we conducted business from our executive offices at Two Portland Square, Portland, Maine and have 359 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut.

      The following table sets forth certain information with respect to our offices as of December 31, 2003.

	Number of
State	Banking Offices	Deposits

		(Dollars in Thousands)
Maine	60	$2,801,185
New Hampshire	77	3,989,394
Massachusetts	115	5,906,579
Vermont	36	2,451,052
New York	27	1,658,404
Connecticut	44	1,094,571

Total	359	$17,901,185

      For additional information regarding our premises and equipment and lease obligations, see Notes 7 and 18 respectively, to the Consolidated Financial Statements included in Item 8 hereof.

Item 3.     Legal Proceedings

      We are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by us to be immaterial to our financial condition and results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders in the fourth quarter of 2003.

PART II.

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Securities

      Market Information and Related Matters. Our common stock is traded on the New York Stock Exchange, Inc (“NYSE”). The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock for the periods indicated. Market price information for our common stock for periods prior to November 4, 2002 represents trading on the Nasdaq Stock Market, Inc.’s National Market, and market price information for this stock on and after that date represents trading on the NYSE.

	Market Price
			Dividends Declared
2003	High	Low	Per Share

First Quarter	$24.02	$20.60	$0.160
Second Quarter	26.68	21.09	0.160
Third Quarter	29.70	25.43	0.190
Fourth Quarter	33.57	27.58	0.190

2002

First Quarter	$26.80	$22.25	$0.135
Second Quarter	27.45	24.96	0.145
Third Quarter	27.40	20.71	0.150
Fourth Quarter	24.58	20.68	0.150

      As of December 31, 2003, there were 162,187,719 shares of common stock outstanding which were held by approximately 19,750 holders of record. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

      Share Repurchases. During the year ended December 31, 2003, we repurchased 4.5 million shares at an average price per share of $23.53.

      The following table sets forth information with respect to any purchase made by or on behalf of Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of Banknorth common stock during the indicated periods.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs(1)

October 1-31, 2003	50,000	$28.15	50,000	2,853,200
November 1-30, 2003	—	—	—	—
December 1-31, 2003	—	—	—	—

(1)	An 8,000,000 share repurchase program was approved by the Board of Directors in February 2002.

Item 6.	Selected Consolidated Financial Data

	2003	2002	2001	2000	1999

Condensed Income Statement
Net interest income	$840,831	$796,517	$679,890	$603,550	$614,395
Provision for loan and lease losses	42,301	44,314	41,889	23,819	23,575

Net interest income after loan and lease loss provision	798,530	752,203	638,001	579,731	590,820
Noninterest income	367,159	274,508	240,505	211,188	191,795
Noninterest expense	641,270	579,392	515,317	502,392	488,308

Income before income taxes	524,419	447,319	363,189	288,527	294,307
Income tax expense	173,660	148,681	124,104	96,793	97,349
Cumulative effect of change in accounting principle, net of tax	—	—	(290)	—	—

Net income	$350,759	$298,638	$238,795	$191,734	$196,958

Per Common Share
Basic earnings per share	$2.18	$2.01	$1.70	$1.33	$1.35
Diluted earnings per share	2.15	1.99	1.68	1.32	1.34
Dividends per share	0.70	0.58	0.53	0.50	0.47
Book value per share at year end	15.54	13.70	11.83	9.42	8.22
Tangible book value per share at year end	8.37	9.09	8.75	8.11	6.95
Stock price:
High	33.57	27.22	24.39	21.13	20.25
Low	20.60	20.44	18.13	10.38	14.31
Close	32.53	22.60	22.52	19.94	15.06
Period end common shares outstanding	162,188	150,579	151,221	141,245	144,974
Weighted average shares outstanding — Diluted	163,520	149,829	141,802	145,194	147,428

Financial Ratios
Return on average assets	1.37%	1.39%	1.29%	1.05%	1.12%
Return on average equity	14.51	16.25	16.48	15.69	16.42
Net interest margin(1)	3.66	4.07	3.99	3.60	3.80
Net interest rate spread(1)	3.41	3.69	3.43	3.05	3.33
Average equity to average assets	9.44	8.56	7.82	6.66	6.81
Efficiency ratio	53.09	54.10	55.34	61.67	60.57
Noninterest income as a percent of total income	30.39	25.63	26.13	25.92	23.79
Tier 1 leverage capital ratio	6.65	7.13	7.14	7.02	6.75
Tier 1 risk-based capital ratio	8.96	9.66	9.59	10.56	10.76
Total risk-based capital ratio	11.29	12.15	12.23	11.81	12.02
Dividend payout ratio(2)	31.90	28.76	30.27	36.91	33.19

Average Balance Sheet
Assets	$25,616,347	$21,460,719	$18,545,709	$18,343,226	$17,607,344
Loans and leases(3)	15,633,207	13,236,803	11,246,007	10,485,289	9,908,177
Deposits	17,302,983	14,566,644	12,529,630	11,891,481	11,784,103
Shareholders’ equity	2,416,926	1,838,064	1,449,353	1,222,378	1,199,496

Year End Balance Sheet Data
Assets	$26,453,735	$23,418,941	$21,076,586	$18,233,810	$18,508,264
Loans and leases, net(4)	16,113,675	13,847,735	12,525,493	10,692,112	9,699,608
Securities(5)	7,247,232	6,947,876	6,156,861	5,880,658	6,873,182
Goodwill and identifiable intangible assets	1,163,054	695,158	466,633	185,520	184,381
Deposits	17,901,185	15,664,601	14,221,049	12,107,256	11,710,501
Borrowings	5,882,864	5,432,581	4,602,388	4,659,390	5,466,253
Shareholders’ equity	2,520,519	2,063,485	1,789,115	1,330,857	1,192,274
Nonperforming assets(6)	63,103	68,953	81,227	67,132	69,192

(1)	Net interest margin represents net interest income divided by average interest-earning assets and net interest rate spread represents the difference between the weighted average rate earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, in each case calculated on a fully-taxable equivalent basis.

(2)	Cash dividends paid divided by net income.

(3)	Includes loans and leases held for sale.

(4)	Excludes loans and leases held for sale.

(5)	Includes securities held to maturity.

(6)	Nonperforming assets consist of nonperforming loans, other real estate owned, repossessed assets and investment securities placed on non-accrual status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share data and as noted)

      The discussion and analysis that follows focuses on the results of operations of Banknorth Group, Inc. during 2003, 2002 and 2001 and its financial condition at December 31, 2003 and 2002. The Consolidated Financial Statements and related notes should be read in conjunction with this review. Certain amounts in years prior to 2003 have been reclassified to conform to the 2003 presentation.

General

      Banknorth Group, Inc. is a Maine corporation and a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2003, we had consolidated assets of $26.5 billion and consolidated shareholders’ equity of $2.5 billion. Based on total assets at that date, we are one of the 35 largest commercial banking organizations in the United States.

      Our principal asset is all of the capital stock of Banknorth, NA (the “Bank”), a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. The Bank operates banking divisions in Connecticut (Banknorth Connecticut), Maine (Peoples Heritage Bank), Massachusetts (Banknorth Massachusetts) New Hampshire (Bank of New Hampshire), New York (Evergreen Bank) and Vermont (Banknorth Vermont). At December 31, 2003, Banknorth NA had 359 banking offices in these states and we served approximately 1.3 million households and commercial customers. Through the Bank and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning and insurance brokerage services.

      We are subject to extensive regulation and supervision under federal and state banking laws. See “Regulation and Supervision” under Item 1.

Business Strategy

      Our primary business segment is Community Banking which represents over 90% of our consolidated income and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans and leases, commercial real estate loans, residential mortgage loans and a variety of consumer loans. In addition to keeping loans for our own portfolio, we sell residential mortgage loans into the secondary market. We also invest in mortgage-backed securities and securities issued by the United States Government and agencies thereof, as well as other securities. In addition to Community Banking, we have Insurance Brokerage, Investment Planning and Investment Management each of which represents less than 10% of our consolidated net income and consolidated assets. Our Insurance Brokerage business earns commissions on insurance brokerage activities, our Investment Planning business earns commissions from the sale of third party mutual funds, annuities, stocks and bonds and our Investment Management business reflects fees from trust and investment management operations.

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

      We strive to maintain a diversified loan and deposit mix and strong asset quality. We are focused on improving efficiencies as we integrate all of our acquisitions. We will continue to evaluate our operations and organizational structures to ensure they are closely aligned with our goal of increasing earnings per share growth.

     Acquisitions

      We completed four acquisitions in 2003 (including two insurance agency acquisitions) and at December 31, 2003, our proposed acquisitions of Foxborough Savings Bank and CCBT Financial Companies, Inc. were pending. The following table sets forth certain information regarding our acquisitions in 2003, 2002 and 2001. All acquisitions were accounted for as purchases and as such, were included in our results of operations from the date of acquisition.

Table 1 — Acquisitions 2001 – 2003

				Transaction-Related Items
		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

	(Dollars and shares in millions)
First & Ocean Bancorp	12/31/2003	$274.4	$15.6	$33.8	$1.8	$49.7	—	$49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	426.3	9.3	328.5	13.4	711.4
Insurance agency acquisitions	2003	1.2	0.1	2.4	0.7	3.2	—	3.2
Warren Bancorp, Inc.	12/31/2002	466.1	45.3	91.8	2.7	59.8	2.7	136.6
Bancorp Connecticut, Inc.	8/31/2002	661.7	61.4	97.0	8.7	161.2	—	161.2
Ipswich Bancshares, Inc.	7/26/2002	318.0	13.9	22.2	4.8	19.9	0.9	40.1
Insurance agency acquisitions	2002	2.5	—	5.7	2.2	—	0.2	7.4
Andover Bancorp, Inc.	10/31/2001	1,796.0	162.9	188.5	13.2	—	16.5	340.0
Metrowest Bank	10/31/2001	907.7	62.0	96.5	5.0	164.8	—	164.8

      For additional information regarding our acquisitions in 2003, see Note 3 to the Consolidated Financial Statements.

Executive Overview

      Our net income increased by $52.1 million in 2003 as compared to 2002, an increase of 17%. Our diluted earnings per share was $2.15 in 2003 as compared to $1.99 in 2002, an increase of $0.16 per diluted share, or 8%. The following were significant factors related to 2003 results as compared to 2002:

•	Acquisitions continue to be an important part of our long-term strategy for growth. We completed the acquisition of Warren Bancorp, Inc. on December 31, 2002 and American Financial Holdings, Inc. on February 14, 2003 and completed the related systems conversions shortly thereafter. The results of these acquired companies have been included in our operations from the date of acquisition. We completed the acquisition of First & Ocean Bancorp on December 31, 2003.

•	The net interest margin declined by 41 basis points in 2003 versus 2002 due primarily to low interest rates which resulted in rapid prepayments of mortgage-related earning assets.

•	In anticipation of the continuing margin compression in 2003, we implemented a balance sheet deleveraging program that benefited our net interest margin, mitigated interest rate risk and reduced the level of assets subject to prepayment risk. Under this deleveraging program, we sold $901 million of investment securities and used the proceeds to prepay $853 million of borrowings. The gain on sale of these securities totaled $29.2 million, while the prepayment charges on the borrowings totaled $28.5 million. The deleveraging program benefited our net interest margin by 0.06%.

•	The effects of the decline in net interest margin were offset by asset growth, increased non-interest income and good expense control.

•	As a result of the low interest rate environment, we expanded our covered call premium program. Call options were written on securities we owned which generated $10.9 million of fee income in

2003. Call options were also written on securities we had committed to buy which generated $16.9 million of fee income in 2003.

•	During 2003, we recorded strong loan growth in commercial real estate loans, commercial business loans and leases and consumer loans and leases. During this year, commercial real estate loans increased 15%, commercial business loans and leases increased 11% and consumer loans increased 23%. Excluding the effects of acquisitions, during 2003 commercial real estate loans increased 12%, commercial business loans and leases increased 6% and consumer loans and leases increased 9%.

•	Asset quality remained very good. Even though total assets increased by 13% during 2003, nonperforming assets declined by 8% during this period.

•	Total deposits increased by 14% during 2003. Excluding acquisitions, core deposits (deposits excluding certificates of deposit and brokered deposits) increased by 9%.

      Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	using the definitions of banking regulators, we continue to be “well-capitalized”;

•	we issued $150 million of senior notes in 2003;

•	the Moody’s rating of our senior notes was Baa-1 at December 31, 2003;

•	we repurchased 4.5 million shares at an average price of $23.53 during 2003;

•	we increased our annual dividend by 21% in 2003 compared to 2002; and

•	all liquidity measures at December 31, 2003 met or exceeded the same measures at December 31, 2002.

Results of Operations

Comparison of 2003 and 2002

Summary

      Our net income increased $52.1 million, or 17%, during 2003. The increase was attributable in part to acquisitions in 2003 and 2002 and were diminished by the effects of merger and consolidation costs of $8.1 million and $14.7 million in 2003 and 2002, respectively. Return on average assets and return on average equity were 1.37% and 14.51%, respectively, in 2003 compared to 1.39% and 16.25%, respectively, in 2002. The decline in the return on average equity related primarily to the intangible equity resulting from the acquisition of American in February 2003.

      Net interest income and noninterest income increased 6% and 34%, respectively, during 2003. The increase in net interest income was primarily attributable to increased earning asset levels (from organic growth and acquisitions in 2003 and 2002), which more than offset the effects of a 41 basis point decline in the net interest margin. The margin declined primarily due to the effect of prepayments and repricing on loans, securities, deposits and borrowings in a declining rate environment and, to a lesser extent, the effects of acquisitions.

      The provision for loan and lease losses of $42.3 million in 2003 decreased 5% compared to 2002 due mainly to lower net charge-offs and continued strong asset quality. The coverage ratio (allowance for loan and lease losses to nonperforming loans) was 389% at December 31, 2003 compared to 319% at December 31, 2002.

      Noninterest income increased due to higher deposit services income, net securities gains and other noninterest income (primarily covered call premium income and mortgage banking services income).

      Noninterest expense increased 11% in 2003 due primarily to higher compensation and employee benefits expense and increased occupancy expense, primarily as a result of our acquisitions, as well as prepayment penalties on borrowings.

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

Table 2 — Three-Year Average Balance Sheets

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

	Year Ended December 31,

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Loans and leases(1)
Residential real estate mortgages	$2,839,969	$159,215	5.61%	$2,635,952	$177,837	6.75%	$2,290,968	$169,962	7.42%
Commercial real estate mortgages	5,162,413	312,681	6.06%	4,293,816	298,412	6.95%	3,216,865	265,280	8.25%
Commercial business loans and leases	3,153,293	160,761	5.10%	2,665,973	158,260	5.94%	2,342,009	180,705	7.72%
Consumer loans and leases	4,477,532	251,347	5.61%	3,641,062	250,971	6.89%	3,396,165	280,180	8.25%

Total loans and leases	15,633,207	884,004	5.65%	13,236,803	885,480	6.69%	11,246,007	896,127	7.97%
Investment securities	7,464,162	314,701	4.22%	6,403,807	353,576	5.52%	5,924,001	372,788	6.29%
Federal funds sold and other short-term investments	11,004	160	1.46%	60,257	1,064	1.77%	34,620	1,168	3.37%

Total earning assets	23,108,373	1,198,865	5.19%	19,700,867	1,240,120	6.30%	17,204,628	1,270,083	7.38%

Bank-owned life insurance	465,446			359,994			311,990
Noninterest-earning assets	2,042,528			1,399,858			1,029,091

Total assets	$25,616,347			$21,460,719			$18,545,709

Interest-bearing deposits:
Regular savings	$2,399,179	10,994	0.46%	$1,743,501	15,444	0.89%	$1,439,551	18,921	1.31%
Now and money market accounts	6,652,030	59,193	0.89%	5,463,179	79,384	1.45%	4,257,428	109,998	2.58%
Certificates of deposit	5,027,739	118,649	2.36%	4,693,518	149,028	3.18%	4,512,284	226,437	5.02%
Brokered deposits	—	—	0.00%	43,311	792	1.83%	151,980	8,618	5.67%

Total interest-bearing deposits	14,078,948	188,836	1.34%	11,943,509	244,648	2.05%	10,361,243	363,974	3.51%
Borrowed funds	5,693,420	163,302	2.87%	4,870,795	193,952	3.98%	4,406,017	219,925	4.99%

Total interest-bearing liabilities	19,772,368	352,138	1.78%	16,814,304	438,600	2.61%	14,767,260	583,899	3.95%

Non-interest bearing deposits	3,224,035			2,623,135			2,168,387
Other liabilities	203,018			185,216			160,709
Shareholders’ equity	2,416,926			1,838,064			1,449,353

Total liabilities and shareholders’ equity	$25,616,347			$21,460,719			$18,545,709

Net earning assets	$3,336,005			$2,886,563			$2,437,368

Net interest income (fully-taxable equivalent)		846,727			801,520			686,184
Less: fully-taxable equivalent adjustments		(5,896)			(5,003)			(6,294)

Net interest income		$840,831			$796,517			$679,890

Net interest rate spread (fully-taxable equivalent)			3.41%			3.69%			3.43%
Net interest margin (fully-taxable equivalent)			3.66%			4.07%			3.99%

(1)	Loans and leases include portfolio loans and leases, loans held for sale and nonperforming loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

Table 3 — Changes in Net Interest Income

      The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in rate/ volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2003 vs. 2002				Year Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate and	Total			Rate and	Total
	Volume(1)	Rate	Volume(2)	Change	Volume(1)	Rate	Volume(2)	Change

Interest income:
Loans and leases	$160,319	$(137,663)	$(24,132)	$(1,476)	$158,666	$(143,949)	$(25,364)	$(10,647)
Investment securities	58,532	(83,249)	(14,158)	(38,875)	30,180	(45,615)	(3,777)	(19,212)
Federal funds sold and other short-term investments	(872)	(187)	155	(904)	864	(554)	(414)	(104)

Total interest income	217,979	(221,099)	(38,135)	(41,255)	189,710	(190,118)	(29,555)	(29,963)

Interest expense:
Interest-bearing deposits
Regular savings	5,836	(7,497)	(2,789)	(4,450)	3,982	(6,046)	(1,413)	(3,477)
NOW and money market accounts	17,238	(30,594)	(6,835)	(20,191)	31,108	(48,109)	(13,613)	(30,614)
Certificates of deposit	10,628	(38,487)	(2,520)	(30,379)	9,098	(83,026)	(3,481)	(77,409)
Brokered deposits	(793)	(793)	794	(792)	(6,162)	(5,836)	4,172	(7,826)

Total interest-bearing deposits	32,909	(77,371)	(11,350)	(55,812)	38,026	(143,017)	(14,335)	(119,326)
Borrowed funds	32,740	(54,066)	(9,324)	(30,650)	23,192	(44,501)	(4,664)	(25,973)

Total interest expense	65,649	(131,437)	(20,674)	(86,462)	61,218	(187,518)	(18,999)	(145,299)

Net interest income (fully taxable equivalent)	$152,330	$(89,662)	$(17,461)	$45,207	$128,492	$(2,600)	$(10,556)	$115,336

(1)	Volume increases include the effects of the acquisitions of Andover Bancorp, Inc. and MetroWest Bank on October 31, 2001, Ipswich Bancshares, Inc. on July 26, 2002, Bancorp Connecticut, Inc. on August 31, 2002, Warren Bancorp, Inc. on December 31, 2002 and American Financial Holdings, Inc. on February 14, 2003.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

      Net interest income on a fully taxable-equivalent basis increased by $45.2 million, or 6%, during 2003. This increase reflects the combined effects of increases in the average balances of our interest-earning assets and interest-bearing liabilities, as well as an $86.5 million, or 20%, decrease in interest expense on interest-bearing liabilities as a result of decreases in interest rates in a declining interest rate environment. The weighted average rate paid on interest-bearing liabilities decreased from 2.61% during 2002 to 1.78% during 2003, a decrease of 83 basis points, or 32%. This decrease more that offset a $3.0 billion, or 18%, increase in the average balance of interest-bearing liabilities during 2003, as compared to 2002. Average interest-bearing deposits increased by $2.1 billion, or 18%, in 2003, as compared to 2002. Excluding acquisitions, average deposits increased by $232 million, or 1.4%, as strong growth in demand and money market accounts was offset by declines in higher-costing certificates of deposit. Average borrowings increased $823 million, or 17%, in 2003 compared to 2002, primarily due to acquisitions.

      The decrease in interest expense in 2003 more than offset a $41.3 million, or 3.3%, decrease in tax-equivalent interest income as a result of a 111 basis point, or 18%, decrease in the weighted average yield on interest-earning assets in 2003 as compared to 2002, which reflected the declining interest rate environment. The decrease in the weighted average yield on interest-earning assets during 2003 offset the effects of a substantial increase in average interest-earning assets in this period. Average interest-earning assets increased $3.4 billion, or 17%, during 2003 compared to 2002, primarily as a result of an increase in average loans and leases due to internal growth and acquisitions. Average loans and leases increased $2.4 billion, or 18%, during 2003 as compared to 2002. Excluding acquisitions, average loans and leases increased $260.8 million, or 2%, in 2003 as compared to 2002. These increases were attributable to increases in commercial real estate loans, commercial business loans and leases and consumer loans and leases.

      Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, decreased from 3.69% to 3.41% on a fully-taxable equivalent basis during 2003 and 2002, respectively, because the 111 basis point decrease in the weighted average yield on interest-earning assets exceeded the 83 basis point decrease in the weighted average rate paid on interest-bearing liabilities, reflecting our asset sensitivity during the year. See “Asset-Liability Management” below.

      The net interest margin decreased 41 basis points during 2003. The primary reasons for this margin compression were the effects of acquisitions (8 basis points, including cash paid and lower margins at acquired banks), a heavier weighting of U.S. agency securities in our investment portfolio versus mortgage-backed securities (9 basis points) and the impact of prepayments and repricing on loans, securities, deposits and borrowings in a declining rate environment (24 basis points). The margin compression was mitigated somewhat by the positive impact of the deleveraging program completed in the second quarter of 2003. The change in the investment portfolio from mortgage-backed securities to U.S. agency securities reduced the exposure to the loan prepayments inherent in mortgage-related assets.

      Our net interest margin in 2003 benefited from interest rate swap agreements that synthetically converted fixed rate debt to variable rate debt. In 2003, we entered into $566.5 million of notional amount swap agreements on fixed rate debt, pursuant to which we pay a variable rate (based on LIBOR plus a margin) and receive a fixed rate. The combined effect of these interest rate swaps was to lower interest expense by $6.5 million during 2003. See “Asset-Liability Management” for more detailed discussion.

     Provision and Allowance for Loan and Lease Losses

      The provision for loan and lease losses is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of the Allowance for Loan and Lease Losses” in the “Risk Management” section. Although we utilize judgment in providing for losses, for the reasons discussed under the “Risk Management” section, there can be no assurance that we will not have to increase the amount of our provision for loans and lease losses in future periods. We recorded a provision for loan and lease losses in 2003 of $42.3 million, as compared to a $44.3 million provision in 2002. The decline in the provision for loan and lease losses of $2.0 million was due to lower net-charge-offs, a higher coverage ratio of the allowance to non-performing loans and leases and lower delinquency ratios. As shown in Table 18, nonperforming assets amounted to $63.1 million at December 31, 2003 compared to $69.0 million at December 31, 2002. At December 31, 2003, the allowance for loan and lease losses amounted to $232.3 million, or 1.42% of total portfolio loans and leases, as compared to $208.3 million, or 1.48%, at December 31, 2002. The ratio of the allowance for loan and lease losses to nonperforming loans was 389% at December 31, 2003, as compared to 319% at December 31, 2002, due primarily to a decrease of $5.5 million in nonperforming loans.

      See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

     Noninterest Income

Table 4 — Noninterest Income

      The following table presents noninterest income for the periods indicated.

				Change

	Year Ended December 31,			2003-2002		2002-2001

	2003	2002	2001	Amount	Percent	Amount	Percent

Noninterest income:
Deposit services	$97,323	$82,139	$72,634	$15,184	18%	$9,505	13%
Insurance brokerage commissions	45,714	44,439	39,360	1,275	3%	5,079	13%
Merchant and electronic banking income, net	41,778	37,643	32,115	4,135	11%	5,528	17%
Trust and investment management services	31,956	32,453	34,060	(497)	(2)%	(1,607)	(5)%
Bank-owned life insurance	22,930	20,002	18,392	2,928	15%	1,610	9%
Investment planning services	15,692	11,572	8,286	4,120	36%	3,286	40%
Net securities gains	42,460	7,282	1,329	35,178	483%	5,953	448%
Other noninterest income:
Covered call premiums	27,756	7,279	3,251	20,477	281%	4,028	124%
Loan fee income	24,831	21,893	14,501	2,938	13%	7,392	51%
Mortgage banking services income	10,212	8,539	11,130	1,673	20%	(2,591)	(23)%
Venture capital write-downs	(592)	(2,753)	(1,514)	2,161	78%	(1,239)	(82)%
Miscellaneous income	7,099	4,020	6,961	3,079	77%	(2,941)	(42)%

Total other noninterest income	69,306	38,978	34,329	30,328	78%	4,649	(14)%

Total	$367,159	$274,508	$240,505	$92,651	34%	$34,003	14%

      Deposit services income increased 18% in 2003, primarily as a result of increases in deposit accounts and cash management and overdraft fees. Acquisitions in 2003 and 2002 accounted for a significant portion of the increased volume.

      Merchant and electronic banking income increased 11% in 2003 due to increases in the volume of transactions processed and increased market share from acquisitions. This increase was net of the impact of decreased debit card fee revenue due to the reductions in interchange rates resulting from the settlement of antitrust litigation brought against VISA and Mastercard by Wal-Mart, Sears and other retailers. Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions.

      Income from bank owned life insurance (“BOLI”) increased 15% during 2003. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The increase in BOLI income in 2003 reflected BOLI purchased in 2002 and $85.6 million of BOLI acquired in the American merger in the first quarter of 2003. The cash surrender value of BOLI was $488.8 million at December 31, 2003 compared to $380.4 million at December 31, 2002. Most of our BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such general account carriers AA- or better at December 31, 2003. The BOLI investment provides a means to mitigate increasing employee benefit costs. The average carrying value of BOLI in 2003 was $465 million compared to $360 million in 2002.

      Investment planning services income increased 36% during 2003. This increase was primarily attributable to commissions earned from increased sales of third party mutual funds and annuities, which benefited from the rise in investor confidence in the stock market as well as the impact of our acquisition of American in 2003.

      Net securities gains increased $35.2 million during 2003. This increase included $29.2 million recorded as part of the deleveraging program related to the sale of $901 million in securities. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

      Other noninterest income increased 78% during 2003. Covered call premium income included income resulting from call options written on securities we own as well as securities we had committed to buy. The $20.5 million increase in 2003 was primarily due to the increased volume of call options written as well as historically high premium rates related to high interest rate volatility. Loan fee income included $4.6 million and $897 thousand of fees to arrange for interest rate swap agreements between commercial borrowers and third parties in 2003 and 2002, respectively. See “Asset-Liability Management — Derivative Instruments” below. The commercial swap program began in the fourth quarter of 2002.

     Noninterest Expense

Table 5 — Noninterest Expense

      The following table presents noninterest expense during the periods indicated.

				Change

	Year Ended December 31,			2003-2002		2002-2001

	2003	2002	2001	Amount	Percent	Amount	Percent

Noninterest expense
Compensation and employee benefits	$326,621	$311,385	$261,317	$15,236	5%	$50,068	19%
Occupancy	59,200	52,422	45,921	6,778	13%	6,501	14%
Equipment	47,459	40,933	34,572	6,526	16%	6,361	18%
Data processing	40,940	40,702	38,670	238	1%	2,032	5%
Advertising and marketing	22,000	17,239	11,907	4,761	28%	5,332	45%
Amortization of goodwill	—	—	11,061	—	—	(11,061)	(100)%
Amortization of identifiable intangible assets	8,946	6,492	11,023	2,454	38%	(4,531)	(41)%
Merger and consolidation costs	8,104	14,691	7,614	(6,587)	(45)%	7,077	93%
Prepayment penalties on borrowings	30,490	—	5,995	30,490	100%	(5,995)	(100)%
Write-off of branch automation project	—	6,170	—	(6,170)	(100)%	6,170	100%
Other noninterest expense:
Telephone	12,858	13,396	11,574	(538)	(4)%	1,822	16%
Office supplies	10,513	10,736	9,106	(223)	(2)%	1,630	18%
Postage and freight	11,187	9,707	9,366	1,480	15%	341	4%
Miscellaneous loan costs	5,984	4,290	7,380	1,694	39%	(3,090)	(42)%
Deposits and other assessments	3,752	3,541	3,460	211	6%	81	2%
Collection and carrying costs of non-performing assets	2,694	2,713	3,511	(19)	(1)%	(798)	(23)%
Miscellaneous	50,522	44,975	42,840	5,547	12%	2,135	5%

Total other noninterest expense	97,510	89,358	87,237	8,152	9%	2,121	2%

Total	$641,270	$579,392	$515,317	$61,878	11%	$64,075	12%

      Noninterest expense increased $61.9 million, or 11%, during 2003. Included in this increase was $30.5 million of prepayment penalties on borrowings related to the aforementioned deleveraging program in the second quarter. This amount represented 49% of the total increase of $61.9 million and was offset by a related gain on the sale of securities of $29.2 million. It was recorded as net securities gains in noninterest income. The efficiency ratio improved to 53.09% during 2003 from 54.10% in 2002 primarily as a result of the efficiencies created by the integration of recent acquisitions, as well as internal operating improvements.

      Compensation and employee benefits expense increased 5% during 2003 primarily due to the effects of additional employees from acquisitions and higher benefits expense, which were partially offset by lower incentive compensation. The total number of full-time equivalent employees approximated 6,700 at December 31, 2003 compared to 6,600 at December 31, 2002. Pension expense (which is included in compensation and employee benefits expense) was $12.9 million and $5.3 million for the years ended December 31, 2003 and 2002, respectively. It increased primarily due to a lower discount rate, a lower expected rate of return on plan assets and additional employees from purchase acquisitions. The fair value of plan assets as of December 31, 2003 was $237.5 million as compared to $154.9 million at December 31, 2002.

      Occupancy expense in 2003 increased 13%. The $6.8 million increase was primarily due to the cost of additional facilities from acquisitions and a new back-office facility in West Falmouth, Maine. Equipment expense increased $6.5 million or 16% in 2003 compared to 2002 primarily due to depreciation expense on new technology equipment and software (e.g., check imaging and e-commerce) and additional depreciation and maintenance of equipment obtained through acquisitions.

      Advertising and marketing expense increased 28% in 2003. The $4.8 million increase was primarily attributable to new advertising promotions and corporate sponsorships (such as for the Boston Bruins and “Win a day with Ray” promotions) and additional expenses incurred in connection with the introduction of our products in new market areas.

      Amortization of identifiable intangible assets increased 38% during 2003 due to core deposit intangibles and other amortizing intangible assets recorded in connection with our 2003 and 2002 acquisitions.

      Merger and consolidation costs decreased $6.6 million, or 45%, during 2003. Merger and consolidation costs include expenses related to acquisitions, charter consolidation costs, branch closing costs and certain asset write-downs. The decrease in 2003 was due to lower acquisition expenses and the completion of our charter consolidation in 2002. For a tabular analysis of our merger and consolidation costs, see Note 10 to the Consolidated Financial Statements.

      During 2002, we wrote off $6.2 million in connection with a branch automation project. These were costs incurred during the early phases of a multi-phase project to update all teller and platform workstations and software in our branch network. These costs included direct vendor fees, capitalized salaries, hardware and project specific software. Design concerns and cost overruns prompted a thorough review of the long-term viability of the project in its current form. We determined it was not prudent to continue development and decided to abandon the project. A total of $9.1 million had been capitalized on this project. The impairment charge was determined based on a review of all costs incurred. Management concluded that $6.2 million should be written-off related to the abandonment of that project and that $2.9 million of hardware and off-the-shelf software programs were of on-going value and could be redeployed throughout the Bank.

      Other noninterest expense, which is comprised primarily of general and administrative expenses, increased $8.2 million, or 9%, in 2003.

      The increase in miscellaneous expenses during 2003 was largely due to increased insurance and consulting expenses.

     Taxes

      Our effective tax rate was 33% in 2003 and 2002. We expect the effective tax rate to be approximately 33% during 2004.

     Comprehensive Income

      Our comprehensive income amounted to $241.8 million and $373.0 million during 2003 and 2002, respectively. Comprehensive income differed from our net income in 2003 because of a $110.1 million net unrealized loss on securities, a $1.6 million net unrealized gain on cash flow hedges and a $446 thousand unrealized loss on a minimum pension liability. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity in the Consolidated Financial Statements.

      Our available for sale investment portfolio had net unrealized gains of $11.8 million, $181.3 million and $62.0 million ($7.7 million, $117.5 million and $40.3 million net of applicable income tax effects, respectively) at December 31, 2003, 2002 and 2001, respectively. The changes from year to year are due mainly to changes in prevailing interest rates and, to a lesser degree, the size of the available for sale investment portfolio. For additional information, see Note 4 to the Consolidated Financial Statements. The change in fair value of our interest-bearing liabilities, which would tend to offset the change in fair value of available for sale securities, is not included in other comprehensive income.

     Segment Reporting

      Our primary business segment is Community Banking. During 2003 and 2002, the Community Banking segment represented over 90% of the combined revenues and income of the consolidated group and, thus, this is the only reporting segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Insurance Brokerage, Investment Planning and Investment Management each represented less than 10% of our combined revenues in 2003 and 2002 and consolidated assets at December 31, 2003 and 2002. Insurance Brokerage reflects commissions on insurance brokerage activities, Investment Planning reflects commissions from the sale of third party mutual funds, annuities, stocks and bonds and Investment Management reflects fees from trust and investment management operations.

Table 6 — Business Segment Information

      The following tables set forth selected operating data for our business segments in 2003 and 2002, which are included for information purposes only.

	Year Ended December 31, 2003

	Community	Insurance	Investment	Investment
	Banking	Brokerage	Planning	Management	Total

Net interest income (expense)	$842,058	$(367)	$10	$(870)	$840,831
Provision for loan and lease losses	42,301	—	—	—	42,301

Net interest income (expense) after provision for loan and lease losses	799,757	(367)	10	(870)	798,530

Noninterest income	271,975	46,687	15,692	32,805	367,159

Noninterest expense:
Salaries and benefits	271,395	29,506	10,305	15,415	326,621
Occupancy and equipment	100,632	3,755	684	1,588	106,659
Data processing	34,960	473	1,301	4,206	40,940
Advertising and marketing	21,262	448	95	195	22,000
Amortization of intangibles	8,642	304	—	—	8,946
Merger and consolidation costs	8,104	—	—		8,104
Other	118,638	5,316	1,173	2,873	128,000

Total non-interest expense	563,633	39,802	13,558	24,277	641,270

Pre-tax income	$508,099	$6,518	$2,144	$7,658	$524,419

Total assets	$26,352,435	$69,664	$4,622	$27,013	$26,453,734

Net interest income and noninterest income as a percent of total income	92.3%	3.8%	1.3%	2.6%	100.0%
Percent of pre-tax income to total pre-tax income	96.9%	1.2%	0.4%	1.5%	100.0%
Percent of assets to total consolidated assets	99.6%	0.3%	0.0%	0.1%	100.0%

	Year Ended December 31, 2002

	Community	Insurance	Investment	Investment
	Banking	Brokerage	Planning	Management	Total

Net interest income (expense)	$796,859	$(341)	$(12)	$11	$796,517
Provision for loan and lease losses	44,314	—	—	—	44,314

Net interest income (expense) after provision for loan and lease losses	752,545	(341)	(12)	11	752,203

Noninterest income	184,802	44,840	11,571	33,295	274,508

Noninterest expense:
Salaries and benefits	260,948	27,285	8,021	15,131	311,385
Occupancy and equipment	87,727	3,587	494	1,547	93,355
Data processing	35,039	635	742	4,286	40,702
Advertising and marketing	16,436	287	200	316	17,239
Amortization of intangibles	6,360	132	—	—	6,492
Merger and consolidation costs	14,691	—	—	—	14,691
Other	87,158	4,861	917	2,592	95,528

Total non-interest expense	508,359	36,787	10,374	23,872	579,392

Pre-tax income	$428,988	$7,712	$1,185	$9,434	$447,319

Total assets	$23,327,921	$69,385	$2,411	$19,224	$23,418,941

Net interest income and noninterest income as a percent of total income	91.6%	4.2%	1.1%	3.1%	100.0%
Percent of pre-tax income to total pre-tax income	95.9%	1.7%	0.3%	2.1%	100.0%
Percent of assets to total consolidated assets	99.6%	0.3%	0.0%	0.1%	100.0%

Fourth Quarter Summary

      The following table presents operating results for the quarters ended December 31, 2003 and 2002.

Table 7 — Fourth Quarter Summary

	Three Months Ended
	December 31,		Change

	2003	2002	Amount		Percent

Condensed Income Statement
Net interest income	$213,288	$199,563	$13,725		6.88%
Provision for loan and lease losses	10,400	10,829	(429)		(3.96)%

Net interest income after loan and lease losses provision	202,888	188,734	14,154		7.50%
Noninterest income	84,435	84,441	(6)		(0.01)%
Noninterest expense	155,676	158,126	(2,450)		(1.55)%

Income before income taxes	131,647	115,049	16,598		14.43%
Income tax expense	40,085	37,911	2,174		5.73%

Net income	$91,562	$77,138	$14,424		18.70%

Per Common Share
Basic earnings per share	$0.56	$0.52	$0.04		8.51%
Diluted earnings per share	$0.55	$0.52	$0.03		6.52%
Financial Ratios
Return on average assets(1)	1.39%	1.35%	0.04	bp
Return on average equity(1)	14.72%	15.75%	(1.03	)bp
Net interest margin (fully-taxable equivalent)(1)	3.65%	3.86%	(0.21	)bp
Noninterest income as a percent of total income	28.36%	29.73%	(1.37	)bp
Efficiency ratio(2)	52.29%	55.68%	(3.39	)bp

bp — denotes basis points; 100 bp = 1%

(1)	Annualized.

(2)	Represents noninterest expenses as a percentage of net interest income and noninterest income.

      Results for the fourth quarter of 2003 improved over the fourth quarter of 2002 due primarily to increased net interest income, which increased by 7% as a result of acquisitions and, to a lesser extent, internal growth. The net interest margin for the quarter ended December 31, 2003 was 3.65%, a decrease of 21 basis points from the fourth quarter last year. The primary reasons for this decrease were the effects of acquisitions (9 basis points, including cash paid and lower margins at acquired banks), a heavier weighting of U.S. agency securities in our investment portfolio versus mortgage-backed securities (8 basis points) and the impact of prepayments and repricing on loans, securities, deposits and borrowings in a declining rate environment (14 basis points). These factors were partially offset by the positive impact of the deleveraging program of approximately 10 basis points.

      Noninterest income totaled $84.4 million for the fourth quarters ended December 31, 2003 and 2002, respectively, which included $2.7 million and $6.7 million of net securities gains, respectively. Increases in 2003 in deposit services and investment planning services income were partially offset by lower other noninterest income. Included in other noninterest income was $6.4 million and $2.2 million of covered call premium income for the fourth quarters ended December 31, 2003 and 2002, respectively. Noninterest expense decreased by 2% in the fourth quarter of 2003, as compared to the fourth quarter of 2002, due primarily to lower merger and consolidation costs (which include merger-related costs, branch consolidation costs and branch closings) and the write-down of a branch automation project which was abandoned in December 2002. The efficiency ratio was 52.29% in the fourth quarter of 2003 compared to

55.68% in the comparable period last year. See Note 24 in the Consolidated Financial Statements for selected quarterly data for the years ended December 31, 2003 and 2002.

      The effective tax rate was 30% in the fourth quarter of 2003 compared to 33% in the fourth quarter of 2002. The lower effective tax rate resulted primarily from the results of an IRS audit.

      Annualized return on average equity and return on average assets were 14.72% and 1.39%, respectively, for the quarter ended December 31, 2003 and were 15.75% and 1.35%, respectively, for the comparable quarter last year. The decline in return on average equity related primarily to the intangible equity created in the acquisition of American in February 2003.

Comparison of 2002 and 2001

      Our consolidated total assets increased by $2.3 billion, or 11%, from $21.1 billion at December 31, 2001 to $23.4 billion at December 31, 2002. This increase was primarily attributable to three banking acquisitions and one insurance agency acquisition in 2002. Shareholders’ equity totaled $2.1 billion and $1.8 billion at December 31, 2002 and 2001, respectively. The increase was primarily attributable to net income in 2003 and the issuance of stock for acquisitions in 2002.

      We reported net income of $298.6 million for 2002, or $1.99 per diluted share, compared with net income of $238.8 million, or $1.68 per diluted share, for 2001. Return on average assets and return on average equity were 1.39% and 16.25%, respectively, for 2002 and 1.29% and 16.48%, respectively, for 2001.

      Net interest income on a fully taxable-equivalent basis totaled $801.5 million during 2002, as compared with $686.2 million in 2001. The $115.3 million, or 17%, increase in 2002 was primarily attributable to the combined effects of increases in the average balances of our interest-earning assets and interest-bearing liabilities. In 2002, the net interest margin increased 8 basis points to 4.07%, compared to 3.99% in 2001.

      The provision for loan and lease losses amounted to $44.3 million in 2002 compared to $41.9 million in 2001. Net charge-offs were $38.7 million in 2002 compared to $36.9 million in 2001. The ratio of the allowance to nonperforming loans at December 31, 2002 was 319% compared to 252% at December 31, 2001. The allowance for loan and lease losses represented 1.48% of total loans at December 31, 2002 compared to 1.49% at December 31, 2001. Nonperforming assets decreased $12.3 million from $81.2 million, or 0.39% of total assets, at December 31, 2001 to $68.9 million, or 0.29% of total assets, at December 31, 2002. This decrease was primarily due to a $7.6 million decrease in nonperforming commercial business loans and leases and a $2.5 million decrease in nonperforming residential real estate loans.

      Noninterest income amounted to $274.5 million and $240.5 million in 2002 and 2001, respectively. The increase was primarily due to increases of $9.5 million in deposit services income, $5.9 million in net securities gains and $5.7 million in merchant and electronic banking income. Deposit services income of $82.1 million reflected 8% growth from 2001. The increases were due in part to acquisitions.

      Noninterest expense amounted to $579.4 million in 2002 compared with $515.3 million for 2001. The $64.1 million increase included an increase of $7.1 million in merger and consolidation costs and a $6.2 million write-off of a branch automation project, which were partially offset by the cessation of the amortization of goodwill in 2002 (which had amounted to $11.1 million in 2001.) The increase in noninterest expense in 2002 was primarily due to increases in compensation and employee benefits expense, equipment expense and occupancy expense. The efficiency ratio improved to 54.10% during 2002 from 55.34% in 2001 primarily as a result of the integration of recent acquisitions, as well as internal operating improvements.

      Our comprehensive income amounted to $373.0 million and $313.9 million during 2002 and 2001, respectively. Comprehensive income differed from our net income in 2002 primarily because of a $77.3 million net unrealized gain on securities, a $2.1 million net unrealized loss on cash flow hedges and an $825 thousand unrealized loss on a minimum pension liability. For additional information, see the Consolidated Statements of Shareholders’ Equity in the Consolidated Financial Statements.

Financial Condition

      Our consolidated total assets increased by $3.0 billion, or 13%, from $23.4 billion at December 31, 2002 to $26.5 billion at December 31, 2003. Total average assets were $25.6 billion and $21.5 billion in 2003 and 2002, respectively. These increases were primarily due to acquisitions and internal growth in 2003 and 2002. See the acquisitions table under “General — Acquisitions.” Total liabilities increased by $2.6 billion in 2003, primarily due to a growth in total deposits. Shareholders’ equity totaled $2.5 billion and $2.1 billion at December 31, 2003 and 2002, respectively.

Investment Securities

      The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and wholesale funding sources.

      The average balance of the securities portfolio, which consists of securities available for sale and securities held to maturity, was $7.5 billion in 2003 and $6.4 billion in 2002, an increase of $1.1 billion. This increase was primarily due to acquisitions. The securities portfolio consists primarily of mortgage-backed securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in REMICS, and asset-backed securities. The majority of securities available for sale are rated AAA or equivalently rated. In 2003, we invested more heavily in U.S. Government and federal agency securities to reduce exposure to the loan prepayment risk inherent in mortgage-related assets. Mortgage-backed securities and collateralized mortgage obligations comprised 58% of the securities portfolio at December 31, 2003 compared to 65% at December 31, 2002. The average yield on securities was 4.22% during 2003, compared to 5.52% during 2002, which reflects declines in interest rates during 2003 and 2002.

Table 8 — Investment Securities

      The following table sets forth our investment securities at the dates indicated.

	December 31,

	2003		2002		2001

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Securities available for sale:
U.S. Government and federal agencies	$2,359,347	33.18%	$1,539,447	23.50%	$531,256	9.23%
Tax-exempt bonds and notes	138,280	1.94%	95,332	1.46%	112,845	1.96%
Other bonds and notes	365,109	5.13%	356,551	5.44%	560,090	9.73%
Mortgage-backed securities	3,834,958	53.93%	3,659,334	55.86%	3,577,405	62.16%
Collateralized mortgage obligations	264,545	3.72%	581,357	8.88%	681,366	11.84%

Total debt securities	6,962,239	97.90%	6,232,021	95.14%	5,462,962	94.92%

Federal Home Loan Bank stock	104,397	1.47%	275,768	4.21%	264,943	4.61%
Federal Reserve Bank stock	37,666	0.53%	35,250	0.54%	23,159	0.40%
Other equity securities	6,868	0.10%	7,177	0.11%	4,183	0.07%

Total equity securities	148,931	2.10%	318,195	4.86%	292,285	5.08%

	December 31,

	2003		2002		2001

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Total securities available for sale	7,111,170	100.00%	6,550,216	100.00%	5,755,247	100.00%
Net unrealized gain	11,822		181,251		61,991

Fair value of securities available for sale	$7,122,992		$6,731,467		$5,817,238

Securities held to maturity:
Collateralized mortgage obligations	$124,240		$216,409		$339,623

Amortized cost of securities held to maturity	$124,240		$216,409		$339,623

Fair value of securities held to maturity	$124,344		$221,571		$340,737

Excess of fair value over recorded value	$104		$5,162		$1,114

Fair value as a % of amortized cost	100.1%		102.4%		100.3%

Table 9 — Maturities of Debt Securities

      The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields of our debt securities at December 31, 2003. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Maturing in

	Less Than				More than 5 to		More than
	1 Year		1 to 5 Years		10 Years		10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale:
U.S. Government and federal agencies	$18,508	3.66%	$1,966,576	2.95%	$374,263	3.13%	$—	0.00%	$2,359,347	2.98%
Tax-exempt bonds and notes	67,921	3.04%	7,810	4.32%	4,384	4.67%	58,165	4.41%	138,280	3.74%
Other bonds and notes	29,925	4.43%	113,464	5.59%	22,356	6.38%	199,364	6.15%	365,109	5.85%
Mortgage-backed securities	3,369	6.26%	27,192	5.49%	423,179	5.36%	3,381,218	4.71%	3,834,958	4.79%
Collateralized mortgage obligations	—	0.00%	6,313	6.49%	50,310	4.45%	207,922	4.55%	264,545	4.57%

Total	$119,723	3.57%	$2,121,355	3.13%	$874,492	4.37%	$3,846,669	4.77%	$6,962,239	4.20%

Held to Maturity:
Collateralized mortgage obligations	—	—	—	—	—	—	$124,240	5.96%	$124,240	5.96%

      Securities available for sale are carried at fair value and had net unrealized gains of $11.8 million and $181.3 million at December 31, 2003 and 2002, respectively. See Note 4 to the Consolidated Financial Statements. These unrealized gains do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains, net of related deferred income taxes, are a component of our “Comprehensive Income” contained in the Consolidated Statement of Changes in Shareholders’ Equity.

Loans

      Total loans and leases (including loans held for sale) averaged $15.6 billion during 2003 compared to $13.2 billion during 2002, an increase of $2.4 billion, or 18%. Excluding acquisitions, total loans and leases increased $260.8 million. Average loans as a percent of average earning assets amounted to 68% and 67% in 2003 and 2002, respectively.

Table 10 — Average Loans and Leases

      The following table presents average loans and leases during the periods indicated.

	Year Ended December 31,		Change

	2003	2002	Amount	Percent

Residential real estate mortgages	$2,839,969	$2,635,952	$204,017	7.74%
Commercial real estate mortgages	5,162,413	4,293,816	868,597	20.23%
Commercial business loans and leases	3,153,293	2,665,973	487,320	18.28%
Consumer loans and leases	4,477,532	3,641,062	836,470	22.97%

Total average loans and leases	$15,633,207	$13,236,803	$2,396,404	18.10%

Table 11 — Composition of Loan and Lease Portfolio

      The following table presents the composition of our loan and lease portfolio at the dates indicated.

	December 31,

	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Residential real estate loans	$2,710,483	16.58%	$2,382,197	16.95%	$2,627,125	20.66%	$2,248,714	20.73%	$2,270,417	23.04%
Commercial real estate loans:
Permanent first mortgage loans	4,696,428	28.73%	4,151,674	29.54%	3,509,311	27.60%	2,663,775	24.56%	2,493,492	25.30%
Construction and development loans	832,434	5.09%	640,375	4.55%	584,728	4.60%	291,388	2.69%	202,825	2.06%

Total	5,528,862	33.82%	4,792,049	34.09%	4,094,039	32.20%	2,955,163	27.25%	2,696,317	27.36%

Commercial business loans and leases	3,287,094	20.11%	2,968,474	21.12%	2,462,653	19.37%	2,308,904	21.29%	1,924,201	19.53%
Consumer loans and leases	4,819,523	29.49%	3,913,288	27.84%	3,531,513	27.77%	3,332,881	30.73%	2,963,721	30.07%

Total loans receivable	$16,345,962	100.00%	$14,056,008	100.00%	$12,715,330	100.00%	$10,845,662	100.00%	$9,854,656	100.00%

Table 12 — Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2003

      The following table sets forth the scheduled contractual amortization of our construction and development loans and commercial business loans and leases at December 31, 2003, as well as the amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial
	Real Estate
	Construction	Commercial
	and Development	Business Loans
	Loans	and Leases	Total

Amounts due:
Within one year	$299,079	$1,634,808	$1,933,887
After one year through five years	328,165	1,179,902	1,508,067
Beyond five years	205,190	472,384	677,574

Total	$832,434	$3,287,094	$4,119,528

Interest rate terms on amounts due after one year:
Fixed	$71,033	$747,399	$818,432
Adjustable	462,322	904,887	1,367,209

      Residential real estate loans (including loans held for sale) averaged $2.8 billion and $2.6 billion in 2003 and 2002, respectively. Excluding acquisitions, average residential loans decreased approximately $896 million, or 24%, as a result of increased refinancing activity and prepayments in a low interest rate environment. Residential mortgage loans held for sale amounted to $41.7 million and $128.6 million at December 31, 2003 and 2002, respectively. This decrease was due primarily to lower origination volumes in the fourth quarter of 2003. We are currently selling substantially all 30-year conforming fixed-rate loans that we originate.

      Commercial real estate loans averaged $5.2 billion in 2003 and $4.3 billion in 2002, a 20% increase. Excluding acquisitions, average commercial real estate loans increased $532 million, or 11%, in 2003. Although most of our markets reflected increases, the largest increases were in Massachusetts and Connecticut. The average yield on commercial real estate loans during 2003 was 6.06%, as compared to 6.95% in 2002, a decrease of 89 basis points. The lower yield reflects the effect of the downward repricing of variable-rate loans, the refinancing of fixed-rate loans at lower rates and the origination of new loans at the lower prevailing rates.

      Commercial business loans and leases averaged $3.2 billion in 2003 and $2.7 billion in 2002, an increase of 18%. Excluding acquisitions, average commercial business loans and leases increased $291 million, or 10%, in 2003. Massachusetts reflected the greatest amount of growth. The yield on commercial business loans and leases decreased to 5.10% in 2003 from 5.94% in 2002. The decrease in the yield was primarily due to lower rates on new loans and the repricing of variable-rate loans.

Table 13 — Commercial Loans by State

      The following table presents commercial loans by geographical area at the dates indicated.

	Commercial Real Estate Loans				Commercial Business Loans and Leases

	December 31,		Change		December 31,		Change

	2003	2002	Amount	Percent	2003	2002	Amount	Percent

Massachusetts	$2,565,064	$2,174,534	$390,530	17.96%	$1,173,803	$982,078	$191,725	19.52%
Maine	885,791	868,091	17,700	2.04%	658,902	640,258	18,644	2.91%
New Hampshire	732,249	703,743	28,506	4.05%	494,811	461,079	33,732	7.32%
Vermont	645,608	594,849	50,759	8.53%	438,483	419,291	19,192	4.58%
Connecticut	504,624	286,658	217,966	76.04%	332,749	265,503	67,246	25.33%
New York	195,526	164,174	31,352	19.10%	188,346	200,265	(11,919)	(5.95%)

Total	$5,528,862	$4,792,049	$736,813	15.38%	$3,287,094	$2,968,474	$318,620	10.73%

      Consumer loans and leases averaged $4.5 billion in 2003 and $3.6 billion in 2002, an increase of 23%. Acquisitions accounted for approximately $502 million of the $836 million increase. The growth in consumer loans was primarily in home equity loans and indirect automobile loans. The average yield on consumer loans and leases decreased to 5.61% in 2003 from 6.89% in 2002.

Table 14 — Composition of Consumer Loans and Leases

      The following table presents the composition of consumer loans and leases at the dates indicated.

	December 31, 2003		December 31, 2002

		% of		% of
	Amount	Total	Amount	Total

Home equity	$2,274,793	47.20%	$1,572,816	40.19%
Automobile	1,596,504	33.13%	1,478,228	37.77%
Mobile home	141,407	2.93%	171,715	4.39%
Vision, dental, and orthodontia fee plan	120,694	2.50%	172,861	4.42%
Education	234,226	4.86%	135,386	3.46%
Other	451,899	9.38%	382,282	9.77%

Total	$4,819,523	100.00%	$3,913,288	100.00%

     Deposits

      Total deposits averaged $17.3 billion during 2003 compared to $14.6 billion during 2002, an increase of 19%. Acquisitions accounted for approximately $2.5 billion of the $2.7 billion increase. Excluding acquisitions, average core deposits (deposits excluding certificates of deposit and brokered deposits) increased $1.0 billion as compared to last year, or 9%. Excluding acquisitions, the average balances of certificates of deposit and brokered deposits decreased $790 million from 2002, or 14%.

Table 15 — Change in Average Deposit Balances by Category of Deposit

      The following table presents the changes in the average balances of deposits during the periods indicated.

	Year Ended December 31,		Change

	2003	2002	Amount	Percent

Noninterest-bearing deposits	$3,224,035	$2,623,135	$600,900	22.91%
Interest-bearing deposits:
Money market access/ NOW accounts	6,652,030	5,463,179	1,188,851	21.76%
Savings accounts	2,399,179	1,743,501	655,678	37.61%
Certificates of deposit	5,027,739	4,693,518	334,221	7.12%
Brokered deposits	—	43,311	(43,311)	(100.00%)

Total interest-bearing deposits	14,078,948	11,943,509	2,135,439	17.88%

Total average deposits	$17,302,983	$14,566,644	$2,736,339	18.78%

      Average noninterest-bearing deposits increased 23% in 2003 to $3.2 billion from $2.6 billion in 2002. Acquisitions accounted for approximately $194 million of the $601 million increase. The remainder of the increase reflected strong growth in commercial, government and personal accounts.

      Average interest-bearing deposits increased $2.1 billion during 2003 to $14.1 billion. Excluding acquisitions, average money market and NOW deposits increased $458 million and average regular savings deposits increased $157 million, while average certificates of deposit and brokered deposits declined $790 million in the aggregate. The decline in certificates of deposits resulted from our decision to allow deposits priced above alternate funding costs to run off. The average rates paid on NOW and money market accounts decreased 56 basis points from 1.45% in 2002 to 0.89% in 2003 due largely to lower prevailing interest rates. The average rates paid on all interest-bearing deposits decreased by 71 basis points from 2.05% in 2002 to 1.34% in 2003, reflecting the decline in prevailing interest rates.

Table 16 — Maturity of Certificates of Deposits of $100,000 or more

      The following table presents the scheduled maturities of certificates of deposits of $100,000 or more at the date indicated.

	December 31, 2003

	Balance	Percent

3 months or less	$222,759	22%
Over 3 to 6 months	196,982	20%
Over 6 to 12 months	223,822	22%
More than 12 months	354,983	36%

	$998,546	100%

      Included within the deposit categories are government banking deposits, which averaged $1.2 billion in 2003 and $1.1 billion in 2002. Government banking deposits include deposits received from state and local governments, school districts, public colleges/ universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

      We use both short-term and long-term borrowings to balance earning asset growth. Short-term borrowings, which include federal funds purchased, retail securities sold under agreements to repurchase and other short-term borrowings, amounted to $1.5 billion at December 31, 2003, up $246 million, or 19%, from $1.3 billion at December 31, 2002. See Note 11 to the Consolidated Financial Statements.

      At December 31, 2003, we also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. We did not draw on this line during 2003 and we continue to meet the financial covenants required for the line of credit.

      Long-term debt includes FHLB advances, senior notes, subordinated notes, capital trust securities, wholesale securities sold under agreements to repurchase, capital lease obligation and other debt with original terms greater than one year. Long-term debt amounted to $4.4 billion at December 31, 2003, up from $4.2 billion at December 31, 2002. The increase in long-term debt was primarily due to borrowings assumed in acquisitions.

      At December 31, 2003 and 2002, FHLB borrowings amounted to $1.5 billion and $2.5 billion, respectively. FHLB collateral consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.36% during 2003 as compared to 4.50% during 2002. Our additional borrowing capacity with the FHLB at December 31, 2003 was approximately $2.5 billion. See Note 12 to the Consolidated Financial Statements.

      In April 2003, we issued $150 million of 5-year senior notes carrying a fixed rate of 3.75%. These securities were rated Baa-1 by Moody’s at December 31, 2003.

      Subordinated notes consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes.

      At December 31, 2003 and 2002, wholesale securities sold under repurchase agreements amounted to $2.2 billion and $1.2 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations. See Note 12 to the Consolidated Financial Statements.

      At December 31, 2003, through subsidiary trusts, we had outstanding $295.3 million of capital securities which currently qualify as Tier 1 capital for regulatory purposes. See “Capital” below.

Contractual Obligations and Commitments

Table 17 — Contractual Obligations and Commitments

      The following table summarizes our contractual cash obligations and other commitments at December 31, 2003.

		Payments Due By Period

		Less than			After
Contractual Obligations(1)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$2,139,882	$38,677	$801,607	$178,313	$1,121,285
Capital lease obligations	6,035	57	197	875	4,906
Repurchase agreements — wholesale	2,214,650	914,650	1,200,000	100,000	—

Total long-term debt	4,360,567	953,384	2,001,804	279,188	1,126,191
Operating lease obligations	160,740	24,658	43,026	31,043	62,013
Pension plan contribution	20,000	20,000	—	—	—
Other benefit plan payments	35,022	3,130	6,196	5,955	19,741
Other vendor obligations	35,431	10,123	20,246	5,062	—

Total contractual obligations	$4,611,760	$1,011,295	$2,071,272	$321,248	$1,207,945

(1)	Other liabilities are short term in nature, except for liabilities related to employee benefit plans.

		Amount of Commitment Expiration — Per Period
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Unused portions on lines of credit	$4,268,079	$314,512	$235,120	$31,428	$3,687,019
Standby letters of credit	407,395	95,268	78,812	93,179	140,136
Commitments to originate loans	1,569,612	1,063,842	247,390	37,942	220,438
Other commitments	48,203	18,218	4,818	1,935	23,232

Total commitments	$6,293,289	$1,491,840	$566,140	$164,484	$4,070,825

		Amount of Commitment Expiration — Per Period
	Total
	Amounts	Less than			After
Derivative Financial Instruments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers(1)	$325,023	$23,225	$—	$54,609	$247,189
Interest rate swaps with dealers(2)	325,023	23,225	—	54,609	247,189
Interest rate swaps on borrowings(3)	566,500	—	216,500	150,000	200,000
Forward commitments to sell loans	61,000	61,000	—	—	—
Foreign currency forward contracts(4)
Forward contracts with customers	23,438	15,213	8,225	—	—
Forward contracts with dealers	23,438	15,213	8,225	—	—
Rate-locked loan commitments	30,779	30,779	—	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable).

(2)	Offsetting swaps with dealers (Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swaps on borrowings (Banknorth pays variable, receives fixed).

(4)	Forward contracts for customer accommodations.

      See Note 17 to the Consolidated Financial Statements for more information regarding the nature and business purpose and the importance of off-balance sheet arrangements.

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

Credit Risk Management

General

      The Board Risk Management Committee monitors our credit risk management. Our strategy for credit risk management includes centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to assess consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Analysis and Determination of the Allowance for Loan and Lease Losses” below and Note 1 to the Consolidated Financial Statements. See Table 10 for information about the composition of our loan portfolio for the last five years and Table 12 for information about the scheduled contractual amortization of certain parts of our loan portfolio at December 31, 2003.

      Our residential loan portfolio accounted for 17% of the total loan portfolio at December 31, 2003 and 2002. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At December 31, 2003, 0.26% of our residential loans were nonperforming, as compared to 0.24% at December 31, 2002. Nonperforming residential real estate loans increased by $1.4 million in 2003, while the total residential loan portfolio increased by $328.3 million. These increases were primarily due to acquisitions.

      Our commercial real estate loan portfolio accounted for 34% of the total loan portfolio at December 31, 2003 and 2002. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states and upstate New York. At December 31, 2003, 0.36% of our commercial real estate loans were nonperforming, as compared to 0.37% at December 31, 2002.

      Our commercial business loan and lease portfolio accounted for 20% of the total loan portfolio at December 31, 2003 compared to 21% at December 31, 2002. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $98.1 million at December 31, 2003. We do not emphasize the purchase of participations in syndicated commercial loans. At December 31, 2003, we had $373 million of outstanding participations in syndicated commercial loans and had an additional $343 million of unfunded commitments related to these participations. At December 31, 2003, 0.74% of our commercial business loans and leases were nonperforming, as compared to 1.10% at December 31, 2002. See Table 13 for the geographic distribution of our commercial loans and leases at December 31, 2003 and 2002.

      Consumer loans and leases accounted for 29% of our total loan portfolio at December 31, 2003 compared to 28% at December 31, 2002. At December 31, 2003, 0.18% of our consumer loans were nonperforming, as compared to 0.23% at December 31, 2002.

Nonperforming Assets

      Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.24% at December 31, 2003 and 0.29% at December 31, 2002. Total nonperforming assets as a percentage of total loans and other nonperforming assets amounted to 0.39% and 0.49% at December 31, 2003 and 2002, respectively.

Table 18 — Five-Year Schedule of Nonperforming Assets

      The following table presents a summary of nonperforming assets at the dates indicated.

	December 31,

	2003	2002	2001	2000	1999

Nonaccrual loans
Residential real estate loans	$7,157	$5,781	$8,311	$9,894	$17,283
Commercial real estate loans	19,700	17,649	17,124	12,155	16,754
Commercial business loans and leases	24,412	32,693	40,341	32,583	17,027
Consumer loans and leases	8,493	9,194	9,470	6,329	5,951

Total nonaccrual loans	59,762	65,317	75,246	60,961	57,015
Troubled debt restructurings	—	—	—	673	1,112

Total nonperforming loans	59,762	65,317	75,246	61,634	58,127

Other nonperforming assets:
Other real estate owned, net of related reserves	529	100	1,861	4,074	8,154
Repossessions, net of related reserves	2,812	3,536	2,016	1,424	2,911
Securities available for sale	—	—	2,104	—	—

Total	3,341	3,636	5,981	5,498	11,065

Total nonperforming assets	$63,103	$68,953	$81,227	$67,132	$69,192

Accruing loans 90 days or more overdue	$4,915	$3,373	$6,227	$5,973	$12,131

Total nonperforming loans as a percentage of total loans	0.37%	0.46%	0.59%	0.57%	0.59%
Total nonperforming assets as a percentage of total assets	0.24%	0.29%	0.39%	0.37%	0.37%
Total nonperforming assets as a percentage of total loans and other nonperforming assets	0.39%	0.49%	0.64%	0.62%	0.70%

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

      Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. At December 31, 2003, we had $4.9 million of accruing loans which were 90 days or more delinquent, as compared to $3.4 million of such loans at December 31, 2002. The $1.5 million increase was primarily due to acquisitions.

      We also may place loans on nonaccrual and, therefore, nonperforming status which are currently less than 90 days past due or performing in accordance with their terms but which in our judgment are likely to present future principal and/or interest repayment problems and which thus ultimately would be classified as nonperforming.

Net Charge-offs

      Net charge-offs amounted to $37.3 million in 2003, as compared to $38.7 million in 2002. Net charge-offs represented 0.24% and 0.29% of average loans and leases outstanding in 2003 and 2002, respectively.

Table 19 — Five-Year Table of Activity in the Allowance for Loan and Lease Losses

      The following table presents net charge-offs by loan type and the activity in the allowance for loan and lease losses during the periods indicated.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Allowance at the beginning of period	$208,273	$189,837	$153,550	$155,048	$155,098
Additions due to acquisitions	19,008	12,794	31,277	—	—
Charge-offs:
Residential real estate mortgages	197	(138)	626	1,828	3,622
Commercial real estate mortgages	577	1,290	2,267	3,566	5,076
Commercial business loans and leases	16,272	24,455	20,899	7,790	5,125
Consumer loans and leases	32,563	26,395	21,860	21,508	22,211

Total loans and leases charged off	49,609	52,002	45,652	34,692	36,034

Recoveries:
Residential real estate mortgages	64	122	241	107	626
Commercial real estate mortgages	1,761	117	222	2,371	2,527
Commercial business loans and leases	6,367	8,972	4,800	2,334	3,188
Consumer loans and leases	4,122	4,119	3,510	4,563	6,068

Total loans and leases recovered	12,314	13,330	8,773	9,375	12,409

Net charge-offs	37,295	38,672	36,879	25,317	23,625
Provision for loan and lease losses	42,301	44,314	41,889	23,819	23,575

Allowance at the end of the period	$232,287	$208,273	$189,837	$153,550	$155,048

	Year Ended December 31,

	2003	2002	2001	2000	1999

Ratio of net charge-offs to average loans and leases outstanding	0.24%	0.29%	0.33%	0.24%	0.25%
Ratio of allowance to total portfolio loans and leases at end of period	1.42%	1.48%	1.49%	1.42%	1.57%
Ratio of allowance to nonperforming loans and leases at end of period	388.69%	318.86%	252.29%	249.13%	266.74%
Ratio of net chargeoffs (recoveries) as a percent of outstanding average loans and leases(1)
Residential real estate mortgages	0.00%	(0.01)%	0.02%	0.08%	0.12%
Commercial real estate mortgages	(0.02)%	0.03%	0.06%	0.04%	0.10%
Commercial business loans and leases	0.31%	0.58%	0.69%	0.26%	0.11%
Consumer loans and leases	0.64%	0.61%	0.54%	0.54%	0.58%
Total portfolio loans and leases at end of period	$16,345,962	$14,056,008	$12,715,330	$10,845,662	$9,854,656
Total nonperforming loans and leases at end of period	59,762	65,317	75,246	61,634	58,127
Average loans and leases outstanding (excluding loans held for sale)	15,574,078	13,182,785	11,173,723	10,449,753	9,616,914

(1)	Excludes residential real estate loans held for sale

Potential Problem Loans

      In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $142 million and $139 million at December 31, 2003 and 2002, respectively. These loans and delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the related determination of the provision for loan and lease losses.

Analysis and Determination of the Allowance for Loan and Lease Losses

      The allowance for loan and lease losses amounted to $232.3 million at December 31, 2003, as compared to $208.3 million at December 31, 2002. The $24.0 million increase was due to acquisitions and the provision for loan and lease losses exceeding net charge-offs during 2003. The ratio of the allowance to total portfolio loans and leases at December 31, 2003 and 2002 was 1.42% and 1.48%, respectively. The ratio of the allowance for loan and lease losses to nonperforming loans was 389% at December 31, 2003 and 319% at December 31, 2002. Nonperforming assets amounted to $63.1 million, or 0.24% of total assets, at December 31, 2003 as compared to $69.0 million, or 0.29% of total assets, at December 31, 2002. The $5.9 million decrease in nonperforming assets from December 31, 2002 to December 31, 2003 was primarily attributable to a decrease in nonperforming commercial business loans and leases. Accruing loans 90 days or more past due amounted to $4.9 million at December 31, 2003, as compared to $3.4 million at December 31, 2002, an increase of $1.5 million. This increase was due primarily to acquisitions.

Table 20 —	Allocation of the Allowance for Loan and Lease Losses — Five-Year Schedule

      The following table sets forth the allocation of the allowance for loan and lease losses at the dates indicated.

	December 31,

	2003		2002		2001		2000		1999

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Real estate loans	$122,183	50.41%	$108,094	51.04%	$103,271	52.86%	$81,026	47.98%	$79,147	50.40%
Commercial business loans and leases	70,383	20.11%	63,940	21.12%	58,090	19.37%	50,486	21.29%	49,316	19.53%
Consumer loans and leases	39,721	29.48%	36,239	27.84%	28,476	27.77%	22,038	30.73%	26,585	30.07%

	$232,287	100.00%	$208,273	100.00%	$189,837	100.00%	$153,550	100.00%	$155,048	100.00%

      The allowance for loan and leases losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation. As discussed under “Critical Accounting Policies,” we believe that the methods used by us in determining the allowance for loan and lease losses constitute a critical accounting policy. Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management — Nonperforming Assets,” there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods. Management determined that the allowance for loan and lease losses was adequate at December 31, 2003.

      For information about the activity and the allocation of our allowance for loan and lease losses, see Tables 19 and 20.

Asset-Liability Management

      The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies, goals, and objectives that are adopted and reviewed by our board of directors and monitored periodically by the Board Risk Management Committee. The board delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Senior management determines the strategic directives that guide the day-to-day management of our activities and interest rate risk exposure. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and the state presidents of our banking subsidiary.

Interest Rate Risk

      Interest rate risk is the risk of loss to future earnings or long-term value resulting from changes in interest rates and is by far the most significant non-credit risk to which we are exposed. This risk arises directly from our core lending and deposit gathering activities and is predominantly concentrated in our mortgage-related assets as well as our non-maturity deposits. Mortgage related assets typically give borrowers the option to prepay at any time without penalty. Principal cash flows that come from these assets are highly interest rate sensitive. As interest rates fall, borrowers are more likely to pay off their existing mortgages, which results in higher cash flows that we must in turn reinvest. Replacing these higher-rate mortgage assets with lower-rate mortgage assets has the potential to reduce our net interest income unless we can also reduce either our wholesale or retail funding costs. In the low interest rate environment, bank deposits can increase, especially if the market risk premium is not sufficient to adequately compensate investors. Consequently, under such circumstances, we can have even more cash to reinvest in low yielding assets. Conversely, rising rates tend to have the opposite effect on both mortgage assets and non-maturity deposits. Higher rates make borrowers less likely to refinance existing debt, resulting in lower cash flows for us to reinvest. And if the market risk premium is sufficiently high, depositors could be enticed to take additional investment risk and move deposits from banks into riskier assets, such as equities. This in turn could result in less cash to invest or even require us to use wholesale funding market sources more actively. In the case of higher interest rates, our funding sources could reprice faster than our assets and at higher rates, thereby reducing our interest rate spread and net interest margin. The degree to which future earnings or long-term value is subject to interest rate risk depends on how closely the characteristics of our interest-earning assets match those of our interest-bearing liabilities.

      In addition to directly impacting mortgage asset and deposit cash flows, interest rate changes could affect (i) the amount of loans originated and sold by us, (ii) the level and composition of deposits (iii) the ability of borrowers to repay adjustable or variable rate loans, (iv) the average maturity of loans and investments, (v) the rate of amortization of premiums paid on securities, capitalized mortgage servicing rights, deferred fees and purchase accounting adjustments (vi) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and the resultant ability to realize gains and (vii) per SFAS Nos. 133 and 138, the fair value of derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in earnings.

Assessment and Measurement

      The overall objective of interest rate risk management is to deliver consistent net interest income growth and returns on equity over a wide range of possible interest rate environments. To that end, management focuses on 1) key interest rate risk metrics and assessment of Banknorth’s exposure to this risk 2) a careful review and consideration of modeling assumptions and 3) asset and liability management strategies that help attain the corporate goals and objectives adopted by our board of directors.

      The primary objective of interest rate risk management is to control our measured exposure to interest rate risk both within limits and guidelines established by the ALCO and approved by our board. These limits and guidelines reflect our tolerance for interest rate risk over a wide range of both short-term and long-term measurements. In addition, we evaluate interest rate risk based on ongoing business risk measures, liquidation or run-off measures of the existing balance sheet and stress test measures. Ongoing measurements and runoff analysis provide management with information concerning day-to-day operations. Stress testing shows the impact of very extreme but lower probability events. The combination of these measures gives management a comprehensive view of possible risks to future earnings and long-term equity value. We attempt to control interest rate risk by identifying, quantifying and, where appropriate, hedging our exposure.

Net Interest Income Sensitivity

      Net interest income is our largest source of revenue. Net interest income sensitivity is our primary short-term measurement used to assess risk to our ongoing business. Management believes that net interest income sensitivity gives us the best perspective of how day-to-day decisions affect our interest rate risk profile. We subject 12-month net interest income to various rate movements using a simulation model for various specified interest rate scenarios. Simulations are run monthly and include scenarios where market rates are “shocked” up and down, scenarios where market rates gradually change or “ramp” up and down and scenarios where the slope of the market yield curve changes. Our base simulation assumes that rates do not change for the next 12 months. The sensitivity measurement is calculated as the percentage variance of the net interest income simulations to the base simulation results. Results for the gradual “ramps” are compared to policy guidelines and are disclosed in the interest rate risk results below.

Economic Value of Equity

      Economic value of equity is a theoretical long-term liquidation measure of interest rate risk. It is a useful measure because it attempts to capture all cash flow optionality on the balance sheet at a particular point in time. Using this analysis, we can compute additional interest rate measures, such as effective duration and convexity, for internal asset or liability classifications. While these measurements are an integral part of our risk management process, they are not based on on-going measurements of interest rate risk because they do not consider the effects of future business activity. For this reason, management believes that net interest income sensitivity is a more appropriate measurement when making day-to-day interest rate risk management decisions. To calculate the theoretical economic value of equity, we subtract the calculated value of liabilities from the calculated value of assets at a particular point in time, usually month end. Where observable market prices are available, market values are used. For financial assets or liabilities with no or few observable market prices, we compute a net present value of cash flows using an assigned risk premium. However, in the case of certain assets or liabilities, cash flows or risk premiums may not be known with certainty. This requires us to use material modeling assumptions.

Review of Modeling Assumptions

      Key assumptions related to the above measurements include interest rate movements, product pricing and customer behavior. In the case of mortgage asset cash flows, the majority of our assumptions are derived from a vendor supported prepayment model that is periodically tested using actual loan portfolio behavior. Both ALCO and the Pricing Committee carefully monitor deposit retention, pricing and product behavior.

Interest Rates

      The net interest income simulation and economic value of equity model use the same parallel interest rate “shocks” of 1%. We consider these scenarios to be stress tests that measure the impact of sudden and severe market rate movements on our short and long term interest rate risk measures. Another stress test periodically performed is asymmetric interest rate behavior that measures the impact of yield curve slope changes on interest rate risk measures.

      Not all interest rates are modeled to move with the market. Because we control the extent and timing of rates paid on non-maturity deposits, certain assumptions regarding rate changes are built into the model. Many of these non-maturity interest-bearing deposit products (e.g. interest checking, savings and money market deposits) are modeled to have only a limited sensitivity to market rate movements based on historical experience. These product rates change with only a small fraction of market rate movements and are assumed to have pricing floors. Other accounts, such as home equity lines of credit, price off the prime rate applied on a lagged basis. New commercial business and commercial real estate loans generally price off average spreads to LIBOR and the swap curve. Most new fixed rate commercial loans have standard yield maintenance language, which reduces the likelihood of prepayments in portfolios that typically have higher turnover rates due to business activity. More and more large commercial customers are opting to hedge LIBOR and prime loan rates using interest rate derivatives, including interest rate swaps, which allows us to reduce our interest rate risk. In turn, this affects the mix of new loans as more of the commercial portfolio becomes variable.

Borrower Cash Flows

      One of the most material assumptions relates to varying cash flows and prepayment risk. Assets that have prepayment risk include mortgage and home equity loans and lines of credit, mortgage-backed securities, collateralized mortgage obligations and mortgage servicing rights. The likelihood for a borrower to prepay usually increases when interest rates fall. Since the future prepayment behavior of borrowers is uncertain, the resulting loan cash flows cannot be determined exactly. Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

Future Business Activity

      Future business activity is projected in the net interest income sensitivity analysis and includes new loan originations, deposit growth, planned investment transactions, funding actions, and non-interest income and expense projections. The basis for future business activity combines budget projections, current balance sheet and income statement run rates, as well as business forecasts to simulate balance sheet and income statement growth over the next 12 months. Because future business activity forecasts are uncertain, assumptions are more likely to impact the net interest income results. Therefore, the net interest income simulation is thought to contain more assumption risk than the economic value of equity liquidation analysis.

Asset Liability Management and Strategies

      We manage the interest rate risk inherent in our core banking operations using both cash based investments and wholesale funding sources, as well as interest rate derivatives. For example, the types of investments available for sale or wholesale borrowings can have widely varying interest rate risk characteristics. Either of these instruments might also contain embedded options, such as calls, caps, floors and collars. Depending on our overall risk position, these investment or funding transactions can be used to further change our overall interest rate risk profile.

      Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. As indicated in the table below, the gradual 2% falling rate scenario was slightly outside policy guidelines at December 31, 2002. The ALCO voted to approve the December 31, 2002 guidelines exception because a gradual 2% decreasing rate scenario was deemed unlikely based on the level of interest rates at the time. All interest rate risk measures were within compliance guidelines at December 31, 2003. The ALCO currently is more focused on strategies that prove beneficial to income should rates rise and the yield curve flattens, as well as on the gradual decreasing 1% rate scenario.

      The table below sets forth information regarding estimated changes in net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. Assuming a downward shift in rates, because most deposit accounts have implied interest rate floors, it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the simulated increase in interest income would be more than the simulated increase in interest expense because total adjustable interest-earning assets will reprice more quickly than will total adjustable interest-bearing liabilities. These results are dependent on material assumptions such as those discussed above.

	200 Basis Point	100 Basis Point	100 Basis Point
	Rate Increase	Rate Increase	Rate Decrease

December 31, 2003	(0.26)%	0.24%	(0.71)%

December 31, 2002	3.40%	2.15%	(2.64)%

Derivative Instruments

Purpose and Benefits

      Derivative financial instruments are important tools that we use to manage interest rate risk. When appropriate, we use derivatives such as interest-rate swaps, interest rate floors, interest rate caps and interest rate corridor agreements and forward security sales, among other instruments.

      Certain derivatives are used to hedge certain wholesale funding activities and the mortgage origination pipeline. These instruments are designated as hedges at inception in accordance with SFAS No. 133. At December 31, 2003, our designated hedging activities consisted of forward commitments related to hedging our mortgage banking operations, a $150 million interest rate swap at 3-month LIBOR plus 0.41% that hedged $150 million of 3.75% fixed-rate senior notes maturing on May 1, 2008, a $200 million interest rate swap at 3-month LIBOR plus 3.47% that hedged $200 million of 7.625% fixed-rate subordinated debt issued by the Bank which matures on June 15, 2011, and five interest rate swaps totaling $216.5 million with a weighted average of 1-month LIBOR plus 3.82%, which hedge $216.5 million of FHLB advances with a weighted average cost of 5.47% and which mature throughout 2005.

      We manage the interest rate risk inherent in our mortgage banking operations by entering into forward sales contracts and, to a lesser extent, by purchasing mortgage-backed security options. An increase in market interest rates between the time we commit to terms on a loan and the time we ultimately sell the loan in the secondary market generally will have the effect of reducing the gain (or increasing the loss) we record on the sale. We attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover 70% to 90% of 30-year fixed-rate loans which are currently closed or are anticipated to close. Purchased mortgage-backed security options are also used to hedge rate-locked loans.

      During 2003, higher mortgage rates and record levels of residential mortgage loan originations contributed to a reduction in residential mortgages held for sale. The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.

	Year Ended December 31,

	2003	2002

Residential mortgage loans held for sale	$79,878	$85,337
Rate-locked loan commitments	88,492	94,397
Forward sales contracts	155,698	158,092
Purchased mortgage-backed security options	1,667	13,333

      Interest rate derivatives, primarily interest rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. In 2003, we recorded a total notional amount of $273 million of interest rate swaps with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in the table below includes both the customer and offsetting dealer transactions.

Foreign Exchange or Market Risk

      Our earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

      Foreign currency forward contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange and trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.

Table 21 — Derivative Positions

      The following table summarizes our derivative positions at December 31, 2003.

Asset-Liability Management Positions

	Notional Amount Maturing
							Fair
December 31, 2003	2004	2005	2006	2007	Thereafter	Total	Value

Interest rate contracts
Pay variable, receive fixed	$—	$216,500	$—	$—	$350,000	$566,500	$(1,896)
Forward commitments to sell loans	61,000	—	—	—	—	61,000	(425)

Customer-related Positions

	Notional Amount Maturing
							Fair
December 31, 2003	2004	2005	2006	2007	Thereafter	Total	Value

Interest rate contracts
Receive fixed, pay variable	$23,225	$—	$—	$13,454	$288,344	$325,023	$7,357
Pay fixed, receive variable	23,225	—	—	13,454	288,344	325,023	(7,357)
Foreign currency forward contracts
Forward contracts with customers	15,213	8,225	—	—	—	23,438	3,132
Forward contracts with dealers	15,213	8,225	—	—	—	23,438	(3,132)
Rate-locked loan commitments	30,779	—	—	—	—	30,779	188

2003 Asset Liability Management Actions

      The most significant factors affecting market risk exposure of net interest income during 2003 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (ii) changes in the composition of the investment portfolio, including a “deleveraging strategy” completed in the second quarter whereby approximately $901 million in investments yielding about 5.05% were sold, (iii) changes in the composition of mortgage assets and prepayment speeds of mortgage assets, (iv) reduction of deposit interest expenses and (v) changes in the wholesale funding structure, including $853 million of borrowings costing about 4.49% related to the “deleveraging strategy”.

      Interest rates in the fourth quarter of 2003 fluctuated, with 10-year Treasury yields rising over 50 basis points and ending the fourth quarter approximately 32 basis points higher. Mortgage rate changes during 2003 resulted in significant mortgage loan activity for 2003. With higher rates in the fourth quarter, projected mortgage loan prepayments are forecasted to slow considerably in 2004. Because of historically low rates in early to mid 2003 and increased loan cash inflows, effective duration estimates for loans and mortgage-backed securities were lower than normal, thus increasing asset sensitivity during the first half of 2003. Further rises in interest rates since mid-2003 reduced simulated asset sensitivity. Asset and liability management actions implemented during 2003 were done to further reduce simulated asset sensitivity. These actions included the purchase of securities less susceptible to prepayments, replacing approximately $700 million of existing borrowings, some of which were callable, hedging $200 million of fixed rate subordinated debt, $150 million of fixed rate senior notes and $216.5 million of FHLB fixed borrowings with interest rate swaps, and the deleveraging strategy discussed above. The above net interest income table reflects the net impact of these changes. We remain asset sensitive, albeit to a lesser degree than mid-2003. Without further actions, net interest income is projected to increase modestly if short and long interest rates move symmetrically higher.

Liquidity

      Our Board Risk Management Committee establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective, as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities, yield and rate scenarios and loan and deposit forecasts to minimize funding risk. Other factors affecting our ability to meet liquidity needs include variations in the markets served and general economic conditions. We have various funding sources available to us on a parent-only basis as well as through our banking subsidiary, as outlined below.

      On a parent-only basis, our commitments and debt service requirements at December 31, 2003 consisted primarily of $295.3 million of junior subordinated debentures and $150 million of 3.75% senior notes due May 1, 2008. See “Capital” and Notes 13 and 22 to the Consolidated Financial Statements. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings from public and private sources, including draws on our $110 million unsecured line of credit. At December 31, 2003, our subsidiary bank had $491.8 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $253 million in cash or cash equivalents at December 31, 2003. See also “Financial Condition — Other Funding Sources” above. For information on restrictions on the payment of dividends by our banking subsidiary, see Note 14 to the Consolidated Financial Statements.

Banking Subsidiary

      For the Bank, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commercial commitments. See “Table 17 — Contractual Obligations and Commitments” above. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank’s ability to meet its liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

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

      As of December 31, 2003, the Bank had in the aggregate $3.9 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represented 22% of deposits, as compared to a policy minimum of 10% of deposits.

      Also as of December 31, 2003, the Bank had in the aggregate “potentially volatile funds” of $2.4 billion. These are funds that might flow out of the Bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

      As of December 31, 2003, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 165%, compared to a policy minimum of 100%.

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

      We have a shelf registration on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows subsidiary trusts to sell capital securities. We had $650 million of remaining authority under this shelf registration statement as of December 31, 2003.

      In addition, at December 31, 2003, we also had 100% of our $110 million unsecured line of credit available to us.

Capital

      We are committed to managing capital for shareholder benefit and maintaining protection for depositors and creditors. At December 31, 2003 and 2002, our shareholders’ equity totaled $2.5 billion and $2.1 billion, respectively, or 9.53% and 8.81% of total assets, respectively.

      The increase in shareholders’ equity in 2003 was attributable to our $350.8 million net income in 2003 and our issuance of our common stock with an aggregate value of $382.8 million in connection with acquisitions in 2003. These increases were partially offset by a $110.1 million net unrealized loss on securities available for sale, $105.1 million of stock repurchases (4,465,900 shares) and $111.9 million in dividends to shareholders.

      In February 2002, our board authorized 8 million shares to be repurchased in the open market. During the year ended December 31, 2003, we repurchased 4.5 million shares at an average price of $23.53. As of December 31, 2003, a total of 2.9 million shares were available for repurchase under existing Board authorizations.

      Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios. We maintain capital ratios to exceed “well capitalized” capital levels in accordance with capital guidelines approved by our board of directors. Our Tier 1 Capital, as defined by the Federal Reserve Board, was $1.7 billion or 6.65% of average assets at December 31, 2003, compared to $1.6 billion or 7.13% of average assets at December 31, 2002. We also are required to maintain capital ratios based on the level of our assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 13 to the Consolidated Financial Statements.

      The Bank is also subject to federal regulatory capital requirements. At December 31, 2003, the Bank was deemed to be “well capitalized” under the regulations of the Office of the Comptroller of Currency of the United States and in compliance with applicable capital requirements. See Note 13 to the Consolidated Financial Statements.

      At December 31, 2003, we had outstanding $295.3 million of capital securities issued by subsidiary trusts, which are classified as long-term debt by us in our consolidated balance sheet.

      The following table summarizes our capital securities at December 31, 2003.

	Issuance		Stated	Maturity
Name	Date	Amount	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,775	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,275

      The regulatory capital treatment of capital securities issued by subsidiary trusts of bank holding companies is currently under review by the banking regulators in light of the issuance by the Financial Accounting Standards Board of Interpretation No. 46R, Consolidation of Variable Interest Entities — An

Interpretation of ARB No. 51 (“FIN 46”). See Note 2 to the Consolidated Financial Statements. Our capital securities are currently included in the Tier 1 capital of Banknorth and, at December 31, 2003, amounted to 17.8% of its Tier 1 capital. Depending on the future determination of banking regulators, capital securities issued by certain subsidiary trusts may no longer qualify for Tier 1 capital treatment, but instead may qualify for Tier 2 capital treatment. Outstanding capital securities may or may not be grandfathered by the Federal Reserve Board for treatment as Tier 1 capital for regulatory purposes. On July 2, 2003, the Federal Reserve Board issued a Supervision and Regulation Letter requiring that bank holding companies continue to follow the current instructions for reporting capital securities in their regulatory reports. The effect of the letter is that we will continue to report our capital securities in Tier 1 capital until further notice from the Federal Reserve Board. As noted above, at December 31, 2003, we were classified as “well capitalized” for regulatory purposes, the highest classification. We believe that our classification would have remained “well-capitalized” were the capital securities issued by subsidiary trusts included in our Tier 2 capital and not in Tier 1 capital. If our trust capital securities were no longer allowed to be included in Tier 1 capital as a result of accounting and regulatory developments, we would be permitted to redeem the capital securities without penalty. If capital securities issued by subsidiary trusts were not granted Tier 2 status, we believe that we would remain in compliance with existing minimum capital requirements.

      At December 31, 2003 and 2002, we also had $200 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.

      Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 25.9% at December 31, 2003 and 21.5% at December 31, 2002. This increase was the result of the $85.6 million of BOLI acquired in the merger with American on February 14, 2003. We currently do not anticipate any additional purchases or sales of BOLI.

Critical Accounting Policies

      We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.

Allowance for Loan and Lease Losses

      We maintain an allowance for loan and lease losses at a level which we believe is sufficient to cover potential charge-offs on loans and leases deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors. The primary means of adjusting the level of this allowance is through provisions for loan and lease losses, which are established and charged to income on a quarterly basis. Although we use available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan and lease portfolio are susceptible to change as a result of changes in the factors noted above. Any such increases would adversely affect our results of operations. At December 31, 2003, our allowance for loan and lease losses amounted to $232.3 million, and during 2003, 2002 and 2001 our provisions for loan and lease losses amounted to $42.3 million, $44.3 million and $41.9 million, respectively. See also “Credit Risk Management” section.

      For the commercial business loans and leases and the commercial real estate loans portfolios, we evaluate specific loan status reports on certain loans rated “substandard” or worse in excess of a specified dollar amount. On an ongoing basis, an independent loan review department reviews classified loans to ensure the accuracy of the loan classifications. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. In addition, the appraisal function reviews the reasonableness of the third party appraisals related to these loans. Provisions for losses on the remaining commercial loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time and qualitative adjustments.

      For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.

      Our Board Risk Management Committee is responsible for the review and approval of the allowance for loan and lease losses as well as policies and procedures surrounding the calculation of the allowance. We continuously monitor qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, criticized and nonperforming loans. As a result, our historical experience has provided for an adequate allowance for loan and lease losses.

Accounting for Acquisitions and Review of Goodwill and Other Intangible Assets

      In connection with acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposit intangibles, non-compete agreements and customer lists. Due to a change in an accounting standard, since January 1, 2002 we no longer amortize the amount of our goodwill through a charge to expense over the period of its expected life. Instead, we regularly evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the reporting unit level, and there is goodwill recorded in the following reporting units: Community Banking, Insurance Brokerage and Investment Management. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any changes in the estimates which we use to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives would adversely affect our results of operations. At December 31, 2003, our goodwill and identifiable intangible assets amounted to $1.1 billion and $36.4 million, respectively, and during 2003, 2002 and 2001 our amortization expense amounted to $8.9 million, $6.5 million and $22.1 million, respectively (which reflects our cessation of the amortization of goodwill in 2002). There was no impairment recorded in 2003 or 2002.

Accounting for Pension Plans

      We use a December 31 measurement date to determine our pension expense and related financial disclosure information. In accordance with SFAS No. 87, we set the discount rate for our retirement plans by reference to investment grade bond yields. We use Moody’s published AA yield for long-term corporate bonds as of December 31st as an index, and our discount rate is set within 25 basis points of the index. Moody’s AA yield dropped from 6.63% for December 2002 to 6.01% for December 2003. Similarly, we evaluate the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the plan’s asset allocation and other factors. As a consequence of our most recent annual review, we reduced the discount rate for all of our employee benefit plans from 6.75% as of December 31, 2002 to 6.25% as of December 31, 2003. Our expected rate of return on our pension plan assets was 8.5% for 2003 and is the same for 2004.

      Pension expense is sensitive to changes in the expected return on assets. For example, adjusting the expected rate of return by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2004 expense for the our defined benefit plan by approximately $600,000.

      Pension expense is also sensitive to changes in the discount rate. For example, adjusting the discount rate by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2004 expense for our defined benefit plan by approximately $1.5 million.

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

Accrued Income Taxes

      We estimate income taxes payable based on the amount we expect to owe various tax authorities. Taxes are discussed in more detail in Note 9 of the consolidated financial statements. Accrued income taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. We also rely on tax opinions, recent state audits and historical experience. Although we use available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing our overall tax position.

Accounting Changes

      For information on the impact of new accounting standards, see Note 2 to the Consolidated Financial Statements.

Forward Looking Statements

      Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of federal securities laws. See “Forward Looking Statements” at the beginning of this report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management” in Item 7 hereof is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

BANKNORTH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

Assets
Cash and due from banks	$669,686	$690,250
Federal funds sold and other short-term investments	4,645	79,753
Securities available for sale, at market value	7,122,992	6,731,467
Securities held to maturity, market value $124,344 in 2003 and $221,571 in 2002	124,240	216,409
Loans held for sale, market value $42,801 in 2003 and $135,799 in 2002	41,696	128,622
Loans and leases:
Residential real estate mortgages	2,710,483	2,382,197
Commercial real estate mortgages	5,528,862	4,792,049
Commercial business loans and leases	3,287,094	2,968,474
Consumer loans and leases	4,819,523	3,913,288

Total loans and leases	16,345,962	14,056,008
Less: Allowance for loan and lease losses	232,287	208,273

Net loans and leases	16,113,675	13,847,735

Premises and equipment, net	264,818	271,677
Goodwill	1,126,639	660,684
Identifiable intangible assets	36,415	34,474
Bank-owned life insurance	488,756	380,405
Other assets	460,173	377,465

Total assets	$26,453,735	$23,418,941

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,460,522	$1,940,195
Money market access and NOW accounts	7,130,534	6,091,429
Certificates of deposit (including certificates of $100 or more of $998,546 in 2003 and $1,090,731 in 2002)	4,733,104	4,658,778
Noninterest-bearing deposits	3,577,025	2,974,199

Total deposits	17,901,185	15,664,601
Short-term borrowings	1,522,297	1,276,467
Long-term debt	4,360,567	4,156,114
Other liabilities	149,167	258,274

Total liabilities	23,933,216	21,355,456

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01; 400,000,000 and 200,000,000 shares authorized, 182,292,973 issued in 2003 and 168,892,284 issued in 2002	1,823	1,689
Paid-in capital	1,435,005	1,059,778
Retained earnings	1,508,292	1,269,422
Treasury stock at cost (20,105,254 shares in 2003 and 18,313,517 shares in 2002)	(430,608)	(382,350)
Accumulated other comprehensive income	6,007	114,946

Total shareholders’ equity	2,520,519	2,063,485

Total liabilities and shareholders’ equity	$26,453,735	$23,418,941

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

Interest and dividend income:
Interest and fees on loans and leases	$880,185	$882,190	$892,197
Interest and dividends on securities	312,784	352,927	371,592

Total interest and dividend income	1,192,969	1,235,117	1,263,789

Interest expense:
Interest on deposits	188,836	244,648	363,974
Interest on borrowed funds	163,302	193,952	219,925

Total interest expense	352,138	438,600	583,899

Net interest income	840,831	796,517	679,890
Provision for loan and lease losses	42,301	44,314	41,889

Net interest income after provision for loan and lease losses	798,530	752,203	638,001

Noninterest income:
Deposit services	97,323	82,139	72,634
Insurance brokerage commissions	45,714	44,439	39,360
Merchant and electronic banking income, net	41,778	37,643	32,115
Trust and investment management services	31,956	32,453	34,060
Bank-owned life insurance	22,930	20,002	18,392
Investment planning services	15,692	11,572	8,286
Net securities gains	42,460	7,282	1,329
Other noninterest income	69,306	38,978	34,329

	367,159	274,508	240,505

Noninterest expense:
Compensation and employee benefits	326,621	311,385	261,317
Occupancy	59,200	52,422	45,921
Equipment	47,459	40,933	34,572
Data processing	40,940	40,702	38,670
Advertising and marketing	22,000	17,239	11,907
Amortization of goodwill	—	—	11,061
Amortization of identifiable intangible assets	8,946	6,492	11,023
Merger and consolidation costs	8,104	14,691	7,614
Prepayment penalties on borrowings	30,490	—	5,995
Write-off of branch automation project	—	6,170	—
Other noninterest expense	97,510	89,358	87,237

	641,270	579,392	515,317

Income before income tax expense	524,419	447,319	363,189
Applicable income tax expense	173,660	148,681	124,104

Net income before cumulative effect of change in accounting principle	350,759	298,638	239,085
Cumulative effect of change in accounting principle, net of tax	—	—	(290)

Net income	$350,759	$298,638	$238,795

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$2.18	$2.01	$1.70
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net income	$2.18	$2.01	$1.70

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$2.15	$1.99	$1.68
Cumulative effect of change in accounting principle, net of tax	—	—	—

Net income	$2.15	$1.99	$1.68

Weighted average shares outstanding:
Basic	160,914	148,213	140,473
Diluted	163,520	149,829	141,802

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Unearned		Accumulated Other
	Shares	Par	Paid-in	Retained	Compen-	Treasury	Comprehensive
	Outstanding	Value	Capital	Earnings	sation	Stock	Income (Loss)	Total

Balances at December 31, 2000	141,245	$1,496	$617,234	$897,214	$(1,354)	$(149,246)	$(34,487)	$1,330,857
Net income	—	—	—	238,795	—	—	—	238,795
Unrealized gains on securities, net of reclassification adjustment and taxes	—	—	—	—	—	—	74,781	74,781
Unrealized gains on cash flow hedges, net of reclassification adjustment and taxes	—	—	—	—	—	—	274	274

Comprehensive income								313,850

Premium on repurchase of trust preferred securities	—	—	(71)	—	—	—	—	(71)
Treasury stock issued for employee benefit plans	1,772	—	297	(6,811)	—	32,662	—	26,148
Treasury stock purchased	(7,336)	—	—	—	—	(151,546)	—	(151,546)
Distribution of restricted stock	—	—	(161)	(243)	—	601	—	197
Common stock issued for acquisitions	15,540	155	339,804	—	—	—	—	339,959
Decrease in unearned compensation — ESOP	—	—	1,668	—	337	—	—	2,005
Payment of fractional shares	—	—	(7)	—	—	—	—	(7)
Cash dividends declared	—	—	—	(72,277)	—	—	—	(72,277)

Balances at December 31, 2001	151,221	1,651	958,764	1,056,678	(1,017)	(267,529)	40,568	1,789,115
Net income	—	—	—	298,638	—	—	—	298,638
Unrealized gains on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	77,257	77,257
Unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(2,054)	(2,054)
Minimum pension liability, net of tax	—	—	—	—	—	—	(825)	(825)

Comprehensive income								373,016

Treasury stock issued for employee benefit plans	1,939	—	(6,989)	—	—	37,395	—	30,406
Treasury stock purchased	(6,350)	—	—	—	—	(154,054)	—	(154,054)
Distribution of restricted stock	—	—	(963)	—	—	1,838	—	875
Common stock issued for acquisitions	3,769	38	102,829	—	—	—	—	102,867
Decrease in unearned compensation — ESOP	—	—	6,137	—	1,017	—	—	7,154
Cash dividends declared	—	—	—	(85,894)	—	—	—	(85,894)

Balances at December 31, 2002	150,579	1,689	1,059,778	1,269,422	—	(382,350)	114,946	2,063,485
Net income	—	—	—	350,759	—	—	—	350,759
Unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(110,068)	(110,068)
Unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	1,575	1,575
Minimum pension liability, net of tax	—	—	—	—	—	—	(446)	(446)

Comprehensive income								241,820

Treasury stock issued for employee benefit plans	2,674	—	(6,546)	—	—	55,223	—	48,677
Treasury stock purchased	(4,466)	—	—	—	—	(105,071)	—	(105,071)
Distribution of restricted stock	—	—	(896)	—	—	1,590	—	694
Common stock issued for acquisitions	13,401	134	382,669	—	—	—	—	382,803
Cash dividends declared	—	—	—	(111,889)	—	—	—	(111,889)

Balances at December 31, 2003	162,188	$1,823	$1,435,005	$1,508,292	$—	$(430,608)	$6,007	$2,520,519

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$350,759	$298,638	$238,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	42,301	44,314	41,889
Depreciation of banking premises and equipment	43,368	36,360	30,248
Net amortization of premium and discounts	56,135	37,230	30,705
Write-off of branch automation project	—	6,170	—
Amortization of intangible assets	8,946	6,492	22,084
Provision for deferred tax expense	26,073	12,522	6,940
ESOP expense	—	7,154	2,005
Distribution of restricted stock units	694	875	197
Net (gains) realized from sales of securities	(42,460)	(9,456)	(1,325)
Prepayment penalties on borrowings	30,490	—	5,995
Net (gains) realized from sales of loans held for sale	(12,483)	(12,577)	(11,066)
Increase in cash surrender value of bank owned life insurance	(22,930)	(20,002)	(18,392)
Net decrease in mortgage servicing rights	1,287	5,487	23,451
Proceeds from sales of loans held for sale	923,811	863,560	911,347
Residential loans originated and purchased for sale	(821,870)	(865,068)	(966,824)
Net (increase) decrease in other assets	29,195	(70,583)	21,924
Net (decrease) increase in other liabilities	(119,348)	63,619	(22,278)

Net cash provided by operating activities	493,968	404,735	315,695

Cash flows from investing activities:
Proceeds from sales of securities available for sale	3,392,506	1,001,605	717,514
Proceeds from maturities and principal repayments of securities available for sale	3,066,107	2,263,728	1,779,234
Purchases of securities available for sale	(6,370,761)	(4,110,201)	(1,905,296)
Proceeds from maturities and principal repayments of securities held to maturity	92,169	123,214	115,924
Net (increase) in loans and leases	(690,512)	(582,280)	(35,603)
Proceeds from sales of loans	—	104,366	39,303
Net additions to premises and equipment	(20,901)	(43,503)	(41,759)
Purchases of bank owned life insurance	—	(40,000)	—
Proceeds from policy coverage on bank owned life insurance	182	—	3,690
Cash (paid) for acquisitions, net of cash acquired	10,903	(12,074)	14,877

Net cash (used) provided by investing activities	(520,307)	(1,295,145)	687,884

Cash flows from financing activities:
Net increase in deposits	95,039	380,379	114,042
Net increase in securities sold under repurchase agreements	818,119	729,645	583,929
Proceeds from Federal Home Loan Bank borrowings	4,804	10,092	5,737,151
Payments on Federal Home Loan Bank borrowings	(1,348,638)	(324,114)	(6,925,917)
Net increase (decrease) in other borrowings	75,933	(43,408)	(29,772)
Issuance of senior notes, net	148,693	—	—
Issuance of subordinated long-term debt	—	—	197,982
Proceeds from issuance (repurchase) of securities of subsidiary trusts, net	—	193,150	(5,090)
Treasury stock issued for employee benefit plans	48,677	30,406	26,141
Purchase of treasury stock	(105,071)	(154,054)	(151,546)
Cash dividends paid to shareholders	(111,889)	(85,894)	(72,277)

Net cash (used) provided by financing activities	(374,333)	736,202	(525,357)

(Decrease) increase in cash and cash equivalents	(400,672)	(154,208)	478,222
Cash and cash equivalents at beginning of year	717,003	871,211	392,989

Cash and cash equivalents at end of year	$316,331	$717,003	$871,211

In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$3,347,137	$1,693,715	$3,025,847
Less liabilities assumed	2,586,080	1,355,197	2,521,054

Interest paid	$358,555	$434,685	$596,315
Income taxes paid	145,600	104,810	121,592

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts expressed in thousands, except per share data)

1.	Summary of Significant Accounting Policies

      The accounting and reporting policies of Banknorth Group, Inc. (“Banknorth”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Banknorth’s principal business activity is retail and commercial banking and, to a lesser extent, trust and investment management, investment planning and insurance brokerage services, and are conducted through Banknorth’s direct and indirect subsidiaries located in Maine, New Hampshire, Massachusetts, Connecticut, Vermont and New York. Banknorth and its subsidiaries are subject to regulation of, and periodic examination by, the Office of the Comptroller of Currency and the Federal Reserve Board and the Superintendent of the Maine Bureau of Financial Regulations, among other agencies. The following is a description of the more significant accounting policies.

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

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, accounting for acquisitions and review of goodwill and intangible assets, accounting for pension plans and accrued income taxes.

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

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies — (Continued)

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

Loans and Leases

      Loans are carried at the principal amounts outstanding adjusted by partial charge-offs and net deferred loan costs or fees. Residential real estate loans are generally placed on nonaccrual when reaching 120 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Commercial real estate and commercial business loans are considered impaired when it is probable that Banknorth will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

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

Allowance for Loan and Lease Losses

      The allowance for loan and lease losses is maintained at a level determined to be adequate by management and approved by the Board Risk Committee to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to operating expense, by recoveries on loans previously charged off, and by allowances acquired in acquisitions and reduced by charge-offs on loans and leases.

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

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies — (Continued)

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

Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of related assets; generally 25 to 40 years for premises and 3 to 7 years for equipment. Leasehold improvements are generally amortized over the lesser of the estimated life or the remaining term of the lease including the first renewal option.

      Costs of software developed for internal use, such as those related to software licenses, programming, testing, configuration, direct materials and integration, are capitalized and included in premises and equipment. Included in the capitalized costs are those costs related to both Company personnel and third party consultants involved in the development and installation. Once placed in service, the capitalized asset is amortized on a straight-line basis over its estimated useful life, generally three to five years. Capitalized costs of software developed for internal use are reviewed periodically for impairment. Significant judgment is exercised in these impairment reviews including the periodic evaluation of the cost/benefit analyses of software projects under development and the determination of the remaining useful life of completed software projects.

Goodwill and Identifiable Intangible Assets

      The price paid over the net fair value of the acquired businesses (“goodwill”) is not amortized. Goodwill is evaluated for impairment quarterly using several fair value techniques, including market capitalization, discounted future cash flows and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies — (Continued)

determination of the amortization period for such intangible assets. Goodwill is evaluated for impairment at the reporting unit level, and there is goodwill recorded in the following reporting units: Community Banking, Insurance Brokerage and Investment Management.

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

Core deposit intangibles	7 – 10 years
Noncompete agreements	1 – 4 years
Customer lists	1 – 8 years

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

      Gains and losses on sales of mortgage loans are determined using the specific identification method and recorded as mortgage sales income, a component of mortgage banking services income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans and the related servicing rights are sold on a flow basis.

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

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies — (Continued)

      Mortgage servicing fees received from investors for servicing their loan portfolios are recorded as mortgage servicing fee income when received. Loan servicing costs are charged to noninterest expense when incurred.

Derivative Financial Instruments

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

      From time to time Banknorth may use certain hedging strategies which include the use of derivative financial instruments. The primary objective of Banknorth’s hedging strategies is to reduce net interest rate exposure arising from Banknorth’s asset and liability structure and mortgage banking activities. Banknorth uses forward delivery contracts to reduce interest rate risk on closed residential mortgage loans held for sale and rate-locked loans expected to be closed and held for sale. Banknorth also purchases mortgage-backed security options to modify its forward mortgage commitments. Changes in fair value of the options are included in earnings.

      Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the related forecasted transaction affects earnings, generally within 60 to 90 days. For fair value hedges that are fully effective, the gain or loss on the hedge would exactly offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized in earnings. Banknorth discontinues hedge accounting when it is determined that the derivative is no longer effective in offsetting changes in the hedged risk of the hedge item, because it is unlikely that the forecasted transaction will occur, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

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

      Banknorth also enters into interest rate swap agreements in order to synthetically convert its fixed-rate debt to variable-rate debt tied to 1-month or 3-month LIBOR. These swaps are accounted for as fair value hedges.

      Foreign currency forward contracts are contracts that Banknorth enters into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, Banknorth generally sets aside a percentage of their available line of credit until the foreign currency contract is settled. Generally, Banknorth enters into forward foreign contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting Banknorth’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. The foreign exchange contracts outstanding at December 31, 2003 all mature within two years. The foreign currency forward contracts are carried on our balance sheet at fair value.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies — (Continued)

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

      In addition to the qualified plan, Banknorth has adopted supplemental retirement plans for certain key officers. These plans, which are unfunded and nonqualified, were designed to offset the impact of changes in the pension plans that limit the benefits for highly-paid employees under qualified pension plans.

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

      Banknorth uses a December 31 measurement date to determine its pension expense and related financial disclosure information. In accordance with SFAS No. 87, the discount rate is set for the retirement plans by reference to investment grade bond yields. Banknorth uses Moody’s published AA yield for long-term corporate bonds for the month of December as an index, and the discount rate is set within 25 basis points of the index. Moody’s AA yield dropped from 6.63% for December 2002 to 6.01% for December 2003. Similarly, we evaluated the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the Plan’s asset allocation and other factors. As a consequence of the most recent annual review, the discount rate for all of our employee benefit plans was reduced from 6.75% as of December 31, 2002 to 6.25% as of December 31, 2003 and the expected long-term rate of return on the pension plan assets was 8.5% for 2003 and will be the same for 2004. Pension expense is very sensitive to changes in the discount rate and the expected return on assets. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Banknorth sponsors retiree medical programs for certain of its employees and retirees and the Company expects that this legislation will eventually reduce the Company’s costs for some of these programs.

      Due to various uncertainties, the amount of the savings related to the Act can not yet be estimated. Therefore, we have elected to defer financial recognition of this legislation, as permitted under FSP FAS 106-1, until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. The adoption of FSP FAS 106-1 is not expected to materially affect our financial condition, results of operations, earnings per share or cash flows.

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

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies — (Continued)

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

Stock Compensation Plans

      Statement of Financial Accounting Standards SFAS No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. Banknorth has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 and the effects of the Employee Stock Purchase Plan. Had Banknorth determined cost based on the fair value at the grant date for its stock options and expense related to the employee stock purchase plan under SFAS No. 123, its net income and earnings per share data would have been reduced to the pro forma amounts indicated as follows:

	Year Ended December 31,

	2003	2002	2001

Net Income, as reported	$350,759	$298,638	$238,795
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,723)	(8,354)	(5,613)

Proforma net income	$338,036	$290,284	$233,182

Earnings per share
Basic — As reported	$2.18	$2.01	$1.70
Proforma	$2.10	$1.96	$1.66
Diluted — As reported	$2.15	$1.99	$1.68
Proforma	$2.08	$1.94	$1.64

Investments in Limited Partnerships

      Banknorth has investments in both tax advantaged and small business investment limited partnerships. The tax advantaged limited partnerships are primarily involved in approved low income housing investment tax credit projects in Banknorth’s market area while the small business investment limited partnerships are primarily providing seed money to small businesses also in Banknorth’s market area. These investments are included in other assets and are not required to be consolidated under FIN 46. Investments in the tax advantaged limited partnerships are amortized over the same period the tax benefits are expected to be received. The investments in small business investment limited partnerships, for which Banknorth has the ability to exercise significant influence (generally, a 3% or greater ownership interest), are reviewed and

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies — (Continued)

adjusted quarterly based on the equity method. If Banknorth does not exercise significant influence, Banknorth’s investment is accounted for under the cost method and the carrying value is periodically evaluated for other than temporary impairment. Except for fixed capital or loan commitments agreed to in advance, the partnerships have no recourse to Banknorth.

Income Taxes

      Banknorth uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. Management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Management also relies on the opinions, recent state audits and historical experience. These judgments and estimates are reviewed on a regular basis as regulatory and business factors change.

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

Segment Reporting

      An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Banknorth’s primary business is community banking, which provided approximately 92% of its total revenues and 97% of its pre-tax income in 2003 and approximately 92% of its total revenues and 96% of its pre-tax income in 2002. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Accounting Changes

      The following information addresses new or proposed accounting pronouncements related to our industry.

Liabilities and Equity

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement applies generally to freestanding financial instruments that embody obligations of the issuing entity to redeem the instrument or to settle the obligation by repurchasing its equity shares through the transfer of assets or through issuance of its own shares. Such freestanding instruments must be classified as liabilities or, in some cases, assets. SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares, be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

Derivatives

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 continued to be applied in accordance with their respective effective dates. The adoption of this standard on July 1, 2003 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

Consolidations

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Our application of the provisions of FIN 46 as of December 31, 2003 with respect to variable-interest entities formed after its issuance resulted in no significant impact on our financial condition, results of operations, earnings per share or cash flows.

      In December 2003, the FASB issued a revised FIN No. 46, FIN 46R, which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. The guidance will require Banknorth to deconsolidate its investment in its capital trusts as of March 31, 2004. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of an accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2003 assuming Banknorth was not allowed to include the $295.3 million in trust preferred securities issued in Tier 1 capital, Banknorth would still exceed the regulatory required minimums for capital adequacy purposes. If

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Accounting Changes — (Continued)

the trust preferred securities were no longer allowed to be included in Tier 1 capital, Banknorth would also be permitted to redeem the capital securities without penalty. The adoption of this standard for these entities will not have a material effect on our financial condition, results of operations, earnings per share or cash flows.

Accounting for Certain Loan or Debt Securities Acquired in a Transfer

      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. This SOP requires that the original excess of contractual cash flows over cash flows expected to be collected will not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of contractual cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow over the original expected cash flow is recognized as a valuation allowance and expensed immediately. Valuation allowances can not be created or “carried over” in the initial accounting for loans acquired in a transfer of loans subject to SFAS 114 “Accounting by Creditor’s for Impairment of a Loan (an amendment of FASB Statement No. 5 and 15)”. This SOP is effective for impaired loans acquired in a business combination after December 31, 2004.

Extraordinary Items

      In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted SFAS 145 on January 1, 2003. Upon adoption, we reclassified to other expense an extraordinary item from the early extinguishment of debt of $3.9 million after-tax, or $.03 per diluted share, in the fourth quarter of 2001.

3.     Acquisitions

      Acquisitions are an important part of Banknorth’s strategic plans. The following table summarizes acquisitions completed since January 1, 2001. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

First & Ocean Bancorp	12/31/2003	$274.4	$15.6	$33.8	$1.8	$49.7	—	$49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	426.3	9.3	328.5	13.4	711.4
Insurance agency acquisitions	2003	1.2	0.1	2.4	0.7	3.2	—	3.2
Warren Bancorp, Inc.	12/31/2002	466.1	45.3	91.8	2.7	59.8	2.7	136.6
Bancorp Connecticut, Inc.	8/31/2002	661.7	61.4	97.0	8.7	161.2	—	161.2
Ipswich Bancshares, Inc.	7/26/2002	318.0	13.9	22.2	4.8	19.9	0.9	40.1
Insurance agency acquisitions	2002	2.5	—	5.7	2.2	—	0.2	7.4
Andover Bancorp, Inc.	10/31/2001	1,796.0	162.9	188.5	13.2	—	16.5	340.0
Metrowest Bank	10/31/2001	907.7	62.0	96.5	5.0	164.8	—	164.8

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisitions — (Continued)

      During 2003, Banknorth acquired American Financial Holdings, Inc. (“American”) and First & Ocean Bancorp (“F&O”). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for American and F&O at the dates of acquisition. Banknorth expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded in 2004, although such adjustments are not expected to be significant. It is estimated that none of the goodwill will be deductible for income tax purposes.

Assets:
Investments	$650,701
Loans and leases, net	1,647,304
Premises and equipment	15,607
Mortgage servicing rights	472
Goodwill	460,102
Other intangibles	11,065
Other assets	561,886

Total assets acquired	3,347,137

Liabilities:
Deposits	2,152,098
Borrowings	423,741
Other liabilities	10,241

Total liabilities assumed	2,586,080

Net assets acquired	$761,057

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Securities Available for Sale and Held to Maturity

      A summary of the amortized cost and market values of securities available for sale and held to maturity follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for Sale
December 31, 2003:
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$2,359,347	$1,993	$(41,165)	$2,320,175
Tax-exempt bonds and notes	138,280	3,191	(21)	141,450
Other bonds and notes	365,109	16,279	(886)	380,502
Mortgage-backed securities	3,834,958	50,167	(21,747)	3,863,378
Collateralized mortgage obligations	264,545	4,138	(648)	268,035

Total debt securities	6,962,239	75,768	(64,467)	6,973,540
Federal Home Loan Bank stock	104,397	—	—	104,397
Federal Reserve Bank stock	37,666	—	—	37,666
Other equity securities	6,868	521	—	7,389

Total equity securities	148,931	521	—	149,452

Total securities available for sale	$7,111,170	$76,289	$(64,467)	$7,122,992

December 31, 2002:
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$1,539,447	$21,514	$(13)	$1,560,948
Tax-exempt bonds and notes	95,332	2,053	(7)	97,378
Other bonds and notes	356,551	14,796	(3,192)	368,155
Mortgage-backed securities	3,659,334	139,974	(87)	3,799,221
Collateralized mortgage obligations	581,357	7,112	(1,143)	587,326

Total debt securities	6,232,021	185,449	(4,442)	6,413,028
Federal Home Loan Bank stock	275,768	0	0	275,768
Federal Reserve Bank stock	35,250	0	0	35,250
Other equity securities	7,177	415	(171)	7,421

Total equity securities	318,195	415	(171)	318,439

Total securities available for sale	$6,550,216	$185,864	$(4,613)	$6,731,467

Held to Maturity:
December 31, 2003:
Collateralized mortgage obligations	$124,240	$104	$—	$124,344

Total securities held to maturity	$124,240	$104	$—	$124,344

December 31, 2002:
Collateralized mortgage obligations	$216,409	$5,162	$—	$221,571

Total securities held to maturity	$216,409	$5,162	$—	$221,571

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Securities Available for Sale and Held to Maturity — (Continued)

      The following presents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2003.

	Less than 1 year			More than 1 year			Total

	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Available for Sale:	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U.S. Government obligations and obligations of U.S. Government agencies and corporations	31	$1,924,041	$(41,165)	—	$—	$—	31	$1,924,041	$(41,165)
Tax-exempt bonds and notes	1	390	(21)	—	—	—	1	390	(21)
Other bonds and notes	16	20,781	(743)	6	9,372	(143)	22	30,153	(886)
Mortgage-backed securities	109	1,652,061	(21,739)	5	434	(8)	114	1,652,495	(21,747)
Collateralized mortgage obligations	14	96,875	(647)	3	441	(1)	17	97,316	(648)

	171	$3,694,148	$(64,315)	14	$10,247	$(152)	185	$3,704,395	$(64,467)

      For securities exhibiting unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nations financial markets. Other bonds and notes are generally comprised of corporate securities and all investments maintain a credit rating of at least investment grade by one of the nationally recognized rating agencies. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with minimum security ratings of AA.

      The amortized cost and market values of debt securities at December 31, 2003 by contractual maturities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2003, Banknorth had $404.5 million of securities available for sale with call provisions.

	Available for Sale		Held to Maturity

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

December 31, 2003:
Due in one year or less	$119,723	$120,506	$—	$—
Due after one year through five years	2,121,355	2,101,956	—	—
Due after five years through ten years	874,492	881,262	—	—
Due after ten years	3,846,669	3,869,816	124,240	124,344

Total debt securities	$6,962,239	$6,973,540	$124,240	$124,344

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Securities Available for Sale and Held to Maturity — (Continued)

      A summary of realized gains and losses on securities available for sale for 2003, 2002, and 2001 follows:

	Gross Realized

	Gains	Losses

2003	$44,744	$2,284
2002	9,823	2,541
2001	4,291	2,962

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

	December 31,

	2003	2002

Residential real estate loans:
Permanent first mortgage loans	$2,681,925	$2,354,001
Construction and development	28,558	28,196

	2,710,483	2,382,197
Commercial real estate loans:
Permanent first mortgage loans	4,696,428	4,151,674
Construction and development	832,434	640,375

	5,528,862	4,792,049
Commercial business loans and leases:
Commercial business loans	3,188,504	2,865,617
Commercial business leases	98,590	102,857

	3,287,094	2,968,474
Consumer loans and leases	4,819,523	3,913,288

Total loans and leases	$16,345,962	$14,056,008

      Loans and leases include net deferred charges of $21.8 million at December 31, 2003 and $14.5 million at December 31, 2002. Deferred charges include deferred loan origination costs, net of deferred loan origination fees, and unearned discounts.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Loans and Leases — (Continued)

Nonperforming Loans

      The following table sets forth the information regarding nonperforming loans and accruing loans 90 days or more overdue at the dates indicated:

	December 31,

	2003	2002

Nonaccrual loans
Residential real estate mortgages	$7,157	$5,781
Commercial real estate loans	19,700	17,649
Commercial business loans and leases	24,412	32,693
Consumer loans and leases	8,493	9,194

Total nonperforming loans	$59,762	$65,317

Accruing loans which are 90 days or more overdue	$4,915	$3,373

      The following table presents the amount of foregone revenue on nonperforming loans for the periods indicated.

	Year Ended
	December 31,

	2003	2002

Interest income that would have been recognized at original contractual terms	$4,748	$5,839
Amount recognized as interest income on a cash basis	2,746	2,900

Forgone revenue	$2,002	$2,939

      Impaired loans are commercial and commercial real estate loans which Banknorth believes will probably not result in the collection of all amounts due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. All commercial and commercial real estate nonaccrual loans are impaired, but not all impaired loans are on nonaccrual. Accrual of interest on commercial and commercial real estate loans is generally discontinued when collectibility of principal or interest is uncertain or on which payments of principal or interest have become contractually past due 90 days. Banknorth may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility. The amount of reserves for impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Loans and Leases — (Continued)

      The following table sets forth information on impaired loans at the dates indicated:

	As of or for the Year Ended December 31,

	2003		2002

	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

Impaired loans
Valuation allowance required	$28,781	$4,662	$33,585	$10,924
No valuation allowance required	15,331	—	16,757	—

Total impaired loans	$44,112	$4,662	$50,342	$10,924

Average balance of impaired loans during the year	$48,917		$53,265

Interest income recognized on a cash basis on impaired loans during the year	$1,675		$1,784

6.     Allowance for Loan and Lease Losses

      A summary of changes in the allowance for loan and lease losses follows:

	Year Ended December 31,

	2003	2002	2001

Balance at beginning of period	$208,273	$189,837	$153,550
Allowance related to business combinations	19,008	12,794	31,277
Provisions charged to income	42,301	44,314	41,889
Loans and leases charged off	(49,609)	(52,002)	(45,652)
Recoveries	12,314	13,330	8,773

Balance at end of period	$232,287	$208,273	$189,837

7.     Premises and Equipment

      A summary of premises and equipment follows:

	December 31,

	2003	2002

Land	$27,558	$23,079
Buildings and leasehold improvements	268,444	245,400
Capital lease on building	23,475	23,475
Furniture, fixtures and equipment	425,862	388,903

	745,339	680,857
Accumulated depreciation and amortization	(478,304)	(408,528)
Accumulated amortization on capital lease	(2,217)	(652)

Net book value	$264,818	$271,677

      Details for internally developed software (consisting of software and dedicated hardware and is included with furniture, fixtures and equipment in the above table) is presented as follows as of the dates indicated.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Premises and Equipment — (Continued)

	December 31,

	2003	2002

Internally developed software in use — cost	$32,367	$20,904
Internally developed software in use — amortization	(15,420)	(8,535)
Internally developed software in development	4,350	8,923

	$21,297	$21,292

      A project to develop software to automate teller stations and customer service platforms was abandoned in December 2002. As a result, $6.2 million of previously capitalized costs that have no future benefit were written-off in December 2002.

      During 2002, Banknorth entered into a 15-year lease to occupy 140,000 square feet of office space in the Greater Portland, Maine area. This lease is being accounted for as a capital lease. As of December 31, 2003, the gross amount of premises and equipment under the capital lease was $23.5 million. Amortization of the asset held under the capital lease is included with depreciation expense. As of December 31, 2003, the $22.5 million capital lease obligation was partially offset by a $16.5 million loan held by the Bank. The net obligation under the capital lease obligation of $6.0 million is included in other long-term debt.

8.	Goodwill and Other Intangible Assets

      At December 31, 2003, Banknorth had $36.4 million in unamortized identifiable intangible assets consisting of core deposit intangibles, noncompete agreements and customer lists.

      The changes in the carrying amount of goodwill and other intangibles for the years ended December 31, 2003 and 2002 are as follows:

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Balance, December 31, 2001	$409,340	$21,321	$35,972	$57,293
Recorded during the year	215,586	14,817	5,754	20,571
Reclassification under SFAS No. 147	34,695	—	(34,695)	(34,695)
Other reclassification	2,214	(2,214)		(2,214)
Amortization expense	—	(5,486)	(1,006)	(6,492)
Adjustment of purchase accounting estimates	(1,151)	—	11	11

Balance, December 31, 2002	660,684	28,438	6,036	34,474
Recorded during the year	462,531	6,807	6,861	13,668
Adjust Warren’s estimated CDI to actual	2,244	(2,244)	—	(2,244)
Amortization expense	—	(4,574)	(4,372)	(8,946)
Massachusetts REIT adjustment	2,473	—	—	—
Other adjustment of purchase accounting estimates	(1,293)	(262)	(275)	(537)

Balance, December 31, 2003	$1,126,639	$28,165	$8,250	$36,415

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets — (Continued)

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Estimated Annual Amortization Expense:
2004	—	$3,878	$2,628	$6,506
2005	—	3,562	1,471	5,033
2006	—	3,365	724	4,089
2007	—	3,244	724	3,968
2008	—	3,238	353	3,591
Thereafter	—	10,878	621	11,499

      The components of identifiable intangible assets follow:

	December 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$55,145	$26,980	$28,165
Other identifiable intangibles	13,703	5,453	8,250

Total	$68,848	$32,433	$36,415

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets — (Continued)

      Banknorth adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. As of the date of adoption, we had unamortized goodwill totaling $409.3 million and unamortized identifiable intangible assets totaling $57.3 million, all of which were subject to the transition provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142. The following table sets forth the reconcilement of net income and earning per share excluding goodwill and SFAS No. 72 intangible amortization for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

Reported net income	$350,759	$298,638	$238,795
Add back, on a net of tax basis:
Goodwill amortization	—	—	10,986
SFAS No. 72 Intangible amortization	—	—	4,666

Adjusted net income	$350,759	$298,638	$254,447

Basic earnings per share:
Reported net income	$2.18	$2.01	$1.70
Add back, on a net of tax basis:
Goodwill amortization	—	—	0.08
SFAS No. 72 Intangible amortization	—	—	0.03

Adjusted basic earnings per share	$2.18	$2.01	$1.81

Diluted earnings per share:
Reported net income	$2.15	$1.99	$1.68
Add back, on a net of tax basis:
Goodwill amortization	—	—	0.08
SFAS No. 72 Intangible amortization	—	—	0.03

Adjusted diluted earnings per share	$2.15	$1.99	$1.79

9.	Income Taxes

      The current and deferred components of income tax expense follow:

	Year Ended December 31,

	2003	2002	2001

Current
Federal	$138,722	$128,523	$123,472
State	8,865	7,636	7,572
Deferred
Federal	25,138	12,419	(6,620)
State	935	103	(320)

	$173,660	$148,681	$124,104

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

      The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense:

	Year Ended December 31,

	2003	2002	2001

Computed federal tax expense	$183,547	$156,561	$127,116
State income tax, net of federal benefits	6,370	5,030	4,714
Benefit of tax-exempt income	(3,412)	(3,494)	(4,319)
Amortization of goodwill and other intangibles	—	—	3,271
Low income/rehabilitation credits	(2,700)	(1,540)	(1,530)
Increase in cash surrender value of life insurance	(8,026)	(7,000)	(6,437)
Other, net	(2,119)	(876)	1,289

Recorded income tax expense	$173,660	$148,681	$124,104

      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, which are included in Other Assets and Other Liabilities, respectively, at December 31, 2003 and 2002 follow:

	December 31,

	2003	2002

Deferred tax assets
Allowance for loan and lease losses	$83,061	$75,214
Compensation and employee benefits	18,597	15,788
Loan basis difference	13,017	—
Book reserves not yet realized for tax purposes	1,304	7,093
Intangible asset	2,435	5,010
Other	1,643	3,426

Total gross deferred tax assets	120,057	106,531

Deferred tax liabilities
Pension plan	31,035	—
Leases	7,820	10,889
Premises and equipment	26,563	22,377
Partnership investments	8,630	7,119
Loan origination costs	12,819	10,143
Purchase accounting	12,927	13,239
Deferred Income	—	20,122
Tax bad debt reserve	—	1,739
Unrealized appreciation on securities and hedging	3,920	62,338
Other	1,148	1,386

Total gross deferred tax liabilities	104,862	149,352

Net deferred tax (liability) asset	$15,195	$(42,821)

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

      Banknorth has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through carryback to taxable income in prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

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

      The aggregate assessment of $5.9 million (net of Federal income tax benefit) was recorded in the first quarter of 2003 as an increase to goodwill related to the acquired banks. During the second quarter of 2003, we entered into (and paid) a settlement of $2.5 million, net of Federal income tax benefit, to the DOR, which was part of a global settlement negotiated with the DOR by approximately 50 similarly-situated financial institutions doing business in Massachusetts. Goodwill was reduced to reflect the final settlement.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Merger and Consolidation Costs

      Merger and consolidation costs include merger-related, charter consolidation, asset write-downs and branch closing expenses. The following table summarizes special charges for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001

First & Ocean Bancorp
Personnel costs	$25	$—	$—
Systems conversion and integration/customer communications	357	—	—
Other costs	76	—	—

	458	—	—

American Merger Charges
Personnel costs	1,101	—	—
Systems conversion and integration/customer communications	2,410	735	—
Other costs	1,847	120	—

	5,358	855	—

Warren Merger Charges
Personnel costs	899	—	—
Systems conversion and integration/customer communications	1,134	207	—
Other costs	391	33	—

	2,424	240	—

Bancorp Connecticut Merger Charges
Personnel costs	(10)	684	—
Systems conversion and integration/customer communications	24	1,486	—
Other costs	349	576	—

	363	2,746	—

Ipswich Merger Charges
Personnel costs	16	62	—
Systems conversion and integration/customer communications	—	1,537	—
Other costs	127	301	—

	143	1,900	—

Andover/ MetroWest Merger Charges
Personnel costs	1	735	1,710
Systems conversion and integration/customer communications	—	4,365	1,131
Other costs	11	730	932

	12	5,830	3,773

Banknorth Group, Inc. (Vermont) Merger Charges (pooling of interest method acquisition)
Personnel costs	—	—	2,329
Asset write-downs/facility costs	—	29	—
Reversal of prior accruals	(615)	(125)	—
Gain on regulatory-mandated branch sales	—	(478)	(2,906)
Other costs	—	—	595

	(615)	(574)	18

Charter consolidation costs	—	3,601	974

Branch closings	(40)	93	1,957

Other Merger Charges
Foxborough merger charges	1	—	—
Write-down of auto lease residuals	—	—	892

	1	—	892

Total Merger and Consolidation Costs	$8,104	$14,691	$7,614

      Merger-related personnel costs on business combinations accounted for under the purchase method of accounting includes the costs of maintaining duplicate employees at the acquired bank during the systems integration period and related employee benefits and outplacement services. For business combinations

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Merger and Consolidation Costs — (Continued)

accounted for under the purchase method of accounting, severance costs are accrued at merger date (and are included in the determination of goodwill) for those employees identified to be severed at the time of closing. Merger-related personnel costs on business combinations accounted for under the pooling of interests method include severance costs, the costs of maintaining duplicate employees at the acquired bank during the systems integration period, and related employee benefits and outplacement services. The following table presents the approximate number of employees that were severed in each of the banking acquisitions.

Number of
Terminated
Acquisition	Employees

First & Ocean Bancorp	30
American Financial Holdings, Inc.	140
Warren Bancorp, Inc.	60
Bancorp Connecticut, Inc.	75
Ipswich Bancshares, Inc.	30
Andover Bancorp, Inc./Metrowest Bank	220
Banknorth Vermont	220

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

      Other merger and consolidation costs include write-downs of $892 thousand in 2001 on the residual values assigned to auto lease receivables that were acquired in mergers completed prior to 2001. Banknorth ceased making auto leases in 1997.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Merger and Consolidation Costs — (Continued)

      The following table presents activity in the accrual account for merger and consolidation costs for the years ended December 31, 2003 and 2002, respectively.

			Merger &		Non-cash Write
	Balance	Accrued at	Consolidation	Cash	Downs and Other	Balance
	12/31/02	Acquisition	Costs	Payments	Adjustments	12/31/03

First & Ocean	$—	$585	$458	$(792)	$—	$251
American Merger	—	13,600	5,358	(17,257)	(1,435)	266
Warren Merger	2,052	—	2,424	(4,670)	221	27
Bancorp Connecticut Merger	3,097	—	363	(1,196)	(1,798)	466
Ipswich Merger	—	—	143	(143)	—	—
Andover/MetroWest Merger	321	—	12	(60)	(189)	84
Other Merger and Consolidation Costs	84	—	(654)	(38)	611	3

Total	$5,554	$14,185	$8,104	$(24,156)	$(2,590)	$1,097

			Merger &		Non-cash Write
	Balance	Accrued at	Consolidation	Cash	Downs and Other	Balance
	12/31/01	Acquisition	Costs	Payments	Adjustments	12/31/02

Andover/MetroWest Merger	$11,207	$—	$5,830	$(16,474)	$(242)	$321
Ipswich Merger	—	1,791	1,900	(3,155)	(536)	—
Bancorp Connecticut Merger	—	4,413	2,746	(4,062)	—	3,097
Warren Merger	—	2,250	240	(438)	—	2,052
American Merger	—	—	855	(855)	—	—
Banknorth Group, Inc. (Vermont) Merger	330	—	(574)	244	—	—
Charter Consolidation	—	—	3,601	(2,927)	(674)	—
Branch Closings	296	—	93	(310)	5	84

Total	$11,833	$8,454	$14,691	$(27,977)	$(1,447)	$5,554

11.     Short-term Borrowings

      A summary of short-term borrowings follows:

	At or for the Year Ended December 31,

	2003	2002	2001

Balance outstanding at end of period
Securities sold under agreements to repurchase — retail	$1,086,900	$1,222,466	$999,506
Federal funds purchased	358,000	53,000	50,000
Treasury, tax and loan notes	77,397	1,001	41,713

	$1,522,297	$1,276,467	$1,091,219

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Short-term Borrowings — (Continued)

	At or for the Year Ended December 31,

	2003	2002	2001

Securities sold under agreements to repurchase — retail
Balance outstanding at end of period	$1,086,900	$1,222,466	$999,506
Market value of collateral at end of period	1,352,308	1,614,686	1,072,288
Amortized cost of collateral at end of period	1,350,568	1,563,198	1,056,099
Average balance outstanding during the year	1,059,077	955,887	803,186
Maximum outstanding at any month end during the year	1,167,325	1,200,524	999,506
Average interest rate during the year	0.90%	1.40%	3.31%
Average interest rate at end of year	0.59%	1.22%	1.72%

      Retail securities sold under repurchase agreements generally have maturities of 365 days or less and are collateralized by mortgage-backed securities and U.S. Government obligations.

      At December 31, 2003, Banknorth also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. Banknorth did not utilize the line of credit in 2003.

12.     Long-term Debt

      A summary of long-term debt (debt with original maturities of more than one year) follows:

	December 31,

	2003	2002

Federal Home Loan Bank advances	$1,495,821	$2,482,582
Securities sold under agreements to repurchase — wholesale	2,214,650	1,171,049
Capital trust securities	295,275	295,056
Subordinated long-term debt 7.625%, due 2011	200,000	200,000
Senior notes 3.75%, due 2008	149,753	—
Hedge-related basis adjustments on long-term debt	(1,896)	—
Other long-term debt	6,964	7,427

Total	$4,360,567	$4,156,114

      Wholesale securities sold under agreements to repurchase have maturities greater than one year and are generally sold to broker/dealers.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Long-term Debt — (Continued)

      The following table presents the maturities of long-term debt outstanding at the dates indicated:

December 31, 2003			December 31, 2002

Maturity	Principal		Maturity	Principal
Dates	Amounts	Interest Rates	Dates	Amounts	Interest Rates

2004	$2,694,008	0.17 – 8.09%	2003	$1,170,870	1.68 – 7.14%
2005	625,744	1.72 – 7.45%	2004	1,134,062	1.15 – 6.45%
2006	291,063	2.24 – 6.39%	2005	718,134	2.32 – 7.45%
2007	9,934	2.70 – 8.04%	2006	440,579	2.72 – 6.39%
2008	151,253	3.07 – 6.42%	2007	8,199	3.45 – 8.04%
2009 – 2032	588,565	1.00 – 10.52%	2008 – 2032	684,270	2.51 – 10.52%

	$4,360,567			$4,156,114

      Callable borrowings of $1.8 billion are shown in their respective periods assuming that the callable debt is redeemed at the initial call date while all other borrowings are shown in the periods corresponding to their scheduled maturity date.

      Borrowings from the Federal Home Loan Bank, which consist of both fixed and adjustable rate borrowings, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

      The following is a summary of the capital trust securities outstanding as of December 31, 2003:

	Issuance		Stated	Maturity
Name	Date	Amount	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,775	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	8.00%	4/1/2032

		$295,275

      There were issuance costs associated with the issuance of the capital trust securities. The net interest cost of the securities, including the amortization of the issuance costs was 8.64% and 8.72% for the years ended December 31, 2003 and 2002, respectively.

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

      The trust preferred securities currently qualify as Tier 1 capital for regulatory purposes. See additional discussion in Note 2 regarding the impact of FIN 46R on trust preferred securities.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Regulatory Matters

      Banknorth, NA must maintain noninterest-bearing cash balances on reserve with the Federal Reserve Bank (“FRB”). In 2003 and 2002, the average required reserve balances were $79.5 million and $60.0 million, respectively.

      FRB adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios.) Banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, including qualified perpetual preferred stock but excluding unrealized gains and losses on securities available for sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitations. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements. The regulations also define well-capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. At December 31, 2003 and 2002, Banknorth and its depository subsidiary were “well-capitalized”, as defined, and in compliance with all applicable regulatory capital requirements. There are no conditions or events since December 31, 2003 that management believes would cause a change in Banknorth’s well-capitalized status.

      The following table summarizes Banknorth’s and its depository subsidiary’s regulatory capital requirements at December 31, 2003 and 2002.

	Actual		Capital Requirements		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Banknorth Group, Inc.
Total capital (to risk weighted assets)	$2,088,061	11.29%	$1,479,352	8.00%	$608,709	3.29%
Tier 1 capital (to risk weighted assets)	1,656,848	8.96%	739,676	4.00%	917,172	4.96%
Tier 1 leverage capital ratio (to average assets)	1,656,848	6.65%	996,777	4.00%	660,071	2.65%
Banknorth NA
Total capital (to risk weighted assets)	1,970,705	10.67%	1,477,591	8.00%	493,114	2.67%
Tier 1 capital (to risk weighted assets)	1,539,814	8.34%	738,796	4.00%	801,018	4.34%
Tier 1 leverage capital ratio (to average assets)	1,539,814	6.18%	995,893	4.00%	543,921	2.18%
As of December 31, 2002
Banknorth Group, Inc.
Total capital (to risk weighted assets)	$1,960,869	12.15%	$1,291,616	8.00%	$669,253	4.15%
Tier 1 capital (to risk weighted assets)	1,558,974	9.66%	645,808	4.00%	913,166	5.66%
Tier 1 leverage capital ratio (to average assets)	1,558,974	7.13%	874,180	4.00%	684,794	3.13%
Banknorth NA
Total capital (to risk weighted assets)	1,822,307	11.31%	1,288,562	8.00%	533,745	3.31%
Tier 1 capital (to risk weighted assets)	1,421,995	8.83%	644,281	4.00%	777,714	4.83%
Tier 1 leverage capital ratio (to average assets)	1,421,995	6.52%	871,830	4.00%	550,165	2.52%

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Shareholders’ Equity

      In 2003, Banknorth issued 13.4 million shares of common stock in connection with acquisitions. In February 2002, Banknorth’s Board of Directors authorized the repurchase of up to 8 million shares, or approximately 6% of the outstanding Company common stock in addition to the 13 million share repurchase program authorized in 2001. During 2003, Banknorth repurchased 4.5 million shares at a total cost of $105.1 million. A total of 2.9 million shares remain under this authorization at December 31, 2003.

Dividend Limitations

      Dividends paid by subsidiaries are the primary source of funds available to Banknorth for payment of dividends to its shareholders. Banknorth’s banking subsidiary is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the banking subsidiary to Banknorth. At December 31, 2003, Banknorth, NA had $491.8 million available for dividends that could be paid without prior regulatory approval.

Stockholder Rights Plan

      In 1989, Banknorth’s Board of Directors adopted a Stockholder Rights Plan declaring a dividend of one preferred Stock Purchase Right for each outstanding share of Company common stock. The rights will remain attached to the Common Stock and are not exercisable except under limited circumstances relating to the acquisition of, the right to acquire beneficial ownership of, or tender offer for 15% or more of the outstanding shares of Company common stock. The rights have no voting or dividend privileges and, until they become exercisable, have no dilutive effect on the earnings of Banknorth. On July 27, 1999 the Board of Directors amended and restated the Stockholder Rights Plan to, among other things, extend the expiration date of the rights to September 25, 2009. On July 25, 2000, Banknorth again amended and restated the Stockholder Rights Plan to reflect its acquisition of Banknorth (Vermont).

15.     Accumulated Other Comprehensive Income, Net

      The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income included in shareholder’s equity for the periods indicated.

	Pre-tax
	Amount	Tax Effect	Net of Tax

December 31, 2003
Unrealized (loss) on securities available for sale	$(126,873)	$44,405	$(82,468)
Unrealized (loss) on cash flow hedges	(6,226)	2,179	(4,047)
Minimum pension liability	(687)	241	(446)
Reclassification adjustment for (gains) realized in net income	(33,812)	11,834	(21,978)

Net change in unrealized (losses)	$(167,598)	$58,659	$(108,939)

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Accumulated Other Comprehensive Income, Net — (Continued)

	Pre-tax
	Amount	Tax Effect	Net of Tax

December 31, 2002
Unrealized gain on securities available for sale	$126,028	$(44,038)	$81,990
Unrealized (loss) on cash flow hedges	(9,590)	3,355	(6,235)
Minimum pension liability	(1,270)	445	(825)
Reclassification adjustment for (gains) realized in net income	(850)	298	(552)

Net change in unrealized gains	$114,318	$(39,940)	$74,378

December 31, 2001
Unrealized gain on securities available for sale	$116,377	$(40,732)	$75,645
Unrealized (loss) on cash flow hedges	(1,365)	478	(887)
Reclassification adjustment for losses realized in net income	457	(160)	297

Net change in unrealized gains	$115,469	$(40,414)	$75,055

16.     Earnings Per Share

      The following table presents a computation of earnings per share for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

Net income	$350,759	$298,638	$238,795

Weighted average shares outstanding
Basic	160,914	148,213	140,473
Dilutive effect of stock options	2,606	1,616	1,329

Diluted	163,520	149,829	141,802

Net income per share:
Basic	$2.18	$2.01	$1.70
Diluted	2.15	1.99	1.68

17.     Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

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

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

loans, the contract or notional amounts do not represent exposure to credit loss. Banknorth controls the credit risk of its forward commitments to sell loans through credit approvals, limits and monitoring procedures.

      Financial instruments with off-balance sheet risk at December 31, 2003 and 2002 follow:

	Contract or Notional Amount
	at December 31,

	2003	2002

Financial instruments with notional or contract amounts which represent credit risk:
Commitments to originate loans, unused lines, standby letters of credit and unadvanced portions of construction loans	$6,245,086	$5,523,827
Commitments to invest in real estate limited partnerships	24,971	24,863
Commitments to invest in small business investments limited partnerships	17,663	15,751
Loans serviced with recourse	5,569	13,103
Financial instruments with notional or contract amounts which exceed the amount of credit risk:
Forward commitments to sell loans	61,000	234,651
Foreign currency forward contracts (notional amount)
Forward contracts with customers	23,438	22,275
Forward contracts with dealers	23,438	22,275
Commercial loan swap program:
Interest rate swaps with commercial borrowers	325,023	60,325
Interest rate swaps with dealers	325,023	60,325
Interest rate swaps on borrowings	566,500	—
Rate-locked loan commitments	30,779	83,791

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

      At December 31, 2003, Banknorth had $59.4 million of investments in tax advantaged limited partnerships primarily involved in approved low income housing investment tax credit projects in Banknorth’s market area and commitments to invest up to an additional $25.0 million in such partnerships. At December 31, 2003, Banknorth had $20.5 million invested in small business limited partnerships which primarily provide seed money to businesses in Banknorth’s market area and commitments to invest up to

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.                        Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

an additional $17.7 million in such partnerships. Investments in both of the foregoing categories of assets are included under other assets.

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

      Foreign currency forward contracts are contracts that Banknorth enters into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, Banknorth generally sets aside a percentage of their available line of credit until the foreign currency contract is settled. Generally, Banknorth enters into forward foreign contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting Banknorth’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. The foreign exchange contracts outstanding at December 31, 2003 all mature within two years. The foreign currency forward contracts are carried on our balance sheet at fair value.

      Commercial loan swaps enable customers to synthetically convert variable interest rate loans to fixed rate loans. These pay variable, receive fixed interest rate swaps on our books are offset by entering into simultaneous pay fixed, receive variable rate swaps with a third party broker/ dealer. Both of these swap products are marked to market and carried on our balance sheet at fair value.

      Interest rate swap agreements on borrowings synthetically convert fixed-rate debt to variable-rate debt tied to 1-month or 3-month LIBOR. These swaps are accounted for as fair value hedges.

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

Operating Lease Obligations

      Banknorth leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $20.3 million, $20.9 million and $19.9 million for the years ended 2003, 2002 and 2001, respectively.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

      The following table sets forth the approximate future minimum lease payments over the remaining terms of the leases as of December 31, 2003.

2004	$24,658
2005	22,492
2006	20,534
2007	16,636
2008	14,407
2009 and after	62,013

$160,740

18.     Other Noninterest Income

      The following table presents other noninterest income during the periods indicated.

				Change

	Year Ended December 31,			2003-2002		2002-2001

	2003	2002	2001	Amount	Percent	Amount	Percent

Covered call premiums	$27,756	$7,279	$3,251	$20,477	281%	$4,028	124%
Loan fee income	24,831	21,893	14,501	2,938	13%	7,392	51%
Mortgage banking services income	10,212	8,539	11,130	1,673	20%	(2,591)	(23)%
Venture capital write-downs	(592)	(2,753)	(1,514)	2,161	78%	(1,239)	(82)%
Miscellaneous income	7,099	4,020	6,961	3,079	77%	(2,941)	(42)%

Total	$69,306	$38,978	$34,329	$30,328	78%	$4,649	14%

19.     Stock-Based Compensation Plans

Stock Option Plans

      As part of its employee and director compensation programs, Banknorth may grant certain stock awards under the provisions of the existing stock option and compensation plans. Banknorth has stock options outstanding under various plans at December 31, 2003, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock generally at the stock’s fair market value at the date of grant. In addition, the plans provide for grants of shares of common stock that are subject to forfeiture if certain vesting requirements are not met.

      Banknorth has adopted or assumed in acquisitions various stock option plans for key employees. These plans include a stock option plan adopted in 2003 (the “2003 Equity Incentive Plan”) and in 1996 (the “1996 Option Plan”). The 2003 Equity Incentive Plan authorizes grants of options and other stock awards covering up to 8,100,000 shares of Common Stock. The 1996 Option Plan, as amended, authorizes grants of options and other stock awards covering up to 13,000,000 shares of Common Stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of the grant and expire 10 years from the date of the grant. At December 31, 2003, there were 4,067,960 additional shares available for grant under the 2003 Equity Incentive Plan and 2,116,576 additional shares available for grant under the 1996 Option Plan.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stock-Based Compensation Plans — (Continued)

      In 1995, Banknorth adopted a stock option plan for non-employee directors, which was amended and restated in 2000 to authorize the issuance of up to an additional 530,000 shares. The maximum number of shares which may be issued under the amended plan is 1,060,000 shares, of which 205,750 shares had been issued upon exercise of the stock options granted pursuant to this plan through December 31, 2003. Options to purchase 112,500 shares were granted in 2003 at an exercise price of $23.37 per share, options to purchase 113,500 shares were granted in 2002 at $26.34 per share and options to purchase 109,750 shares were granted in 2001 at $19.80 per share. At December 31, 2003, there were 350,250 shares available for future grants under this plan.

      The per share weighted-average fair value of all stock options granted by Banknorth during 2003, 2002 and 2001 was $7.15, $7.09 and $6.10 on the date of the grants using the Black Scholes option-pricing model with the following weighted average assumptions:

	2003		2002		2001

Expected dividend yield	2.65%		2.36%		2.48%
Risk-free interest rate	3.31		3.82		4.50
Expected life	5.00	years	5.00	years	5.00	years
Volatility	32.22%		36.26%		33.91%

      Stock incentive plans of acquired companies are generally terminated at the merger closing dates. Option holders under such plans generally receive options to buy Banknorth common stock based on the conversion terms of the various merger agreements.

      Activity for all stock option plans during the three-year period ended December 31, 2003 is summarized as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	12,488,419	$19.23	9,655,231	$16.90	7,195,939	$15.00
Granted	4,185,340	27.84	3,898,047	23.45	3,193,168	20.81
Granted in purchase acquisition	2,402,938	13.92	714,798	12.51	1,018,863	10.01
Exercised	(2,441,520)	15.11	(1,684,671)	12.58	(1,589,917)	11.46
Forfeited	(256,124)	23.45	(94,986)	20.71	(162,822)	18.76

Outstanding at end of year	16,379,053	$21.23	12,488,419	$19.23	9,655,231	$16.90

Options exercisable at year end	8,947,350	$17.64	6,729,062	$16.46	5,935,610	$14.98

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stock-Based Compensation Plans — (Continued)

      The range of per share exercise prices for outstanding and exercisable stock options at December 31, 2003 was as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Outstanding	Weighted Average
Exercise Prices	at 12/31/2003	Contractual Life	Exercise Price	at 12/31/2003	Exercise Price

up to $12.99	833,520	2.7 years	$10.22	833,520	$10.22
$13.00 – $16.24	2,269,986	6.2	13.67	2,269,986	13.67
$16.25 – $19.49	2,055,112	5.9	17.25	2,055,112	17.25
$19.50 – $22.74	3,394,049	7.1	20.79	2,372,986	20.78
$22.75 – $25.98	3,754,071	8.7	23.37	1,274,142	23.36
$25.99 – $29.23	4,070,315	9.7	28.10	141,604	26.30
$29.24 – $32.48	2,000	10.0	32.48	—	—

	16,379,053	7.6	21.23	8,947,350	17.64

401(k) Plan

      Banknorth and its subsidiaries have 401(k) Plans covering substantially all permanent employees. Banknorth matches employee contributions based on a predetermined formula and may make additional discretionary contributions. The total expense for these plans in 2003, 2002 and 2001 was $9.2 million, $7.5 million and $5.2 million, respectively.

Employee Stock Purchase Plan

      Banknorth has an Employee Stock Purchase Plan that is available to employees with one year of service. Under the plan, shares of Banknorth’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last business day of each six-month period, subject to limitations set forth in the plan. Employees have the right to authorize payroll deductions up to 10% of their salary. During 2003, 2002 and 2001, employees purchased 201,307 shares, 180,955 shares and 139,427 shares at average prices of $20.67, $19.24 and $17.51 per share, respectively. The maximum number of shares which may be issued under the Employee Stock Purchase Plan is 2,852,000 shares, of which an additional 1,500,000 shares was approved by shareholders in April 2002. As of December 31, 2003, 1,628,311 shares have been issued out of this plan with 1,223,689 shares remaining to be issued. The proforma expense included in the SFAS No. 123 calculation disclosed in Note 1 to the Consolidated Financial Statements approximated $1.6 million, $933 thousand and $709 thousand for 2003, 2002 and 2001, respectively.

     Restricted Stock Plan

      In 1990, Banknorth adopted a Restricted Stock Plan under which up to $10,000 of the annual fee payable to each non-employee Director of Banknorth and participating subsidiaries is payable solely in shares of Company common stock. Shares issued under this plan totaled 8,869, 5,599 and 6,358 in 2003, 2002 and 2001, respectively.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stock-Based Compensation Plans — (Continued)

     Incentive Plans

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

20.	Retirement and Other Benefit Plans

     Pension Plans

      Banknorth has a noncontributory defined benefit plan covering most permanent, full-time employees. Employees are fully vested after five years of service. Benefits are based on career average earnings and length of service. Banknorth has historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Banknorth contributed $47.4 million to the plan in 2003 and estimates that the 2004 contribution will be between $15 and $20 million.

      Banknorth has adopted supplemental retirement plans for certain key officers. These plans, which are unfunded and nonqualified, were designed to offset the impact of changes in the pension plans that limit the benefits for highly-paid employees under qualified pension plans.

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

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Retirement and Other Benefit Plans — (Continued)

      The following tables set forth the funded status and amounts recognized in Banknorth’s Consolidated Balance Sheets at December 31, 2003 and 2002 for the pension plans (defined benefit and supplemental executive retirement plans) and other post-retirement benefit plans:

					Other Postretirement
	Qualified Pension		Nonqualified Pension		Benefits

	2003	2002	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$147,666	$121,331	$21,288	$17,491	$15,813	$12,416
Service cost	9,251	6,810	311	208	123	99
Interest cost	12,168	9,223	1,580	1,322	1,155	1,001
Assumption changes	14,916	10,130	(2,406)	1,058	517	1,788
Plan amendment	—	—	—	892	—	—
Actuarial loss	7,408	2,562	4,111	293	653	1,777
Acquisitions	21,698	6,410	2,289	1,311	1,566	307
Benefits paid	(8,268)	(8,236)	(909)	(1,287)	(1,498)	(1,575)
Expenses paid	(430)	(564)	—	—		—

Benefit obligation at end of year	$204,409	$147,666	$26,264	$21,288	$18,329	$15,813

Change in plan assets
Fair value of plan assets at beginning of year	$154,902	$140,971	$—	$—	$—	$—
Actual return (loss) on plan assets	25,929	(12,576)	—	—	—	—
Employer contribution	47,442	30,300	909	1,287	1,498	1,575
Benefits paid	(8,268)	(8,236)	(909)	(1,287)	(1,498)	(1,575)
Expenses paid	(430)	(564)	—	—		—
Acquisitions	17,961	5,007	—	—		—

Fair value of plan assets at end of year	$237,536	$154,902	$—	$—	$—	$—

Funded (unfunded) status	$33,127	$7,236	$(26,264)	$(21,288)	$(18,329)	$(15,813)
Unrecognized net actuarial (gain) loss	54,896	47,233	5,462	3,882	6,620	5,107
Unrecognized prior service cost	50	57	1,607	1,778	1,076	1,215
Unrecognized net transition obligation	(756)	(1,014)	121	132	3,685	4,078

Prepaid (accrued) benefit cost	$87,317	$53,512	$(19,074)	$(15,496)	$(6,948)	$(5,413)

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Retirement and Other Benefit Plans — (Continued)

					Other Postretirement
	Qualified Pension		Nonqualified Pension		Benefits

	2003	2002	2003	2002	2003	2002

Amounts recognized in the statement of financial position consist of:
Prepaid (accrued) benefit cost	$87,317	$53,512	$(19,074)	$(15,496)	$(6,948)	$(5,413)
Accrued benefit liability	—	—	22,758	18,676	—	—
Intangible asset	—	—	(1,728)	(1,910)	—	—
Accumulated other comprehensive income	—	—	(1,956)	(1,270)	—	—

Net amount recognized	$87,317	$53,512	$—	$—	$(6,948)	$(5,413)

Accumulated benefit obligation	$193,835	$135,569	$22,760	$17,365

	Year Ended December 31,

	2003	2002	2001

Components of net periodic benefit cost
Qualified Pension
Service cost	$9,251	$6,810	$4,733
Interest cost	12,168	9,223	8,076
Expected (gain) on plan assets	(14,343)	(12,373)	(10,670)
Recognized actuarial loss	3,865	—	—
Net amortization and deferral	(251)	(251)	(896)

Net periodic benefit cost	$10,690	$3,409	$1,243

Nonqualified Pension
Service cost	$311	$208	$330
Interest cost	1,580	1,322	1,197
Expected return on plan assets	—	—	—
Recognized actuarial loss	124	70	10
Net amortization and deferral	183	258	242

Net periodic benefit cost	$2,198	$1,858	$1,779

Other Postretirement Benefits
Service cost	$123	$99	$87
Interest cost	1,155	1,001	883
Expected return on plan assets	—	—	—
Recognized actuarial loss	310	132	2
Net amortization and deferral	532	532	532

Net periodic benefit cost	$2,120	$1,764	$1,504

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Retirement and Other Benefit Plans — (Continued)

Weighted-average assumptions used to determine benefit obligations as of December 31

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%
Medical inflation rate	9.00%	10.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	2003	2002

Discount rate	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%
Medical inflation rate	10.00%	5.86%

	2003	2002

Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2007	2007

Effect of one-percentage change in assumed health care cost trend rates in 2003

	1% Increase	1% Decrease

Effect on total service and interest cost components	$66,961	$(59,508)
Effect on postretirement benefit obligation	1,014,703	(901,834)

Estimated Future Benefit Payments

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other
	Qualified	Nonqualified	Postretirement
	Pension	Pension	Benefits

2004	$6,331	$1,362	$1,768
2005	6,700	1,365	1,766
2006	6,939	1,317	1,748
2007	7,472	1,316	1,710
2008	8,192	1,290	1,639
2009 — 2013	55,374	12,299	7,442

	$91,008	$18,949	$16,073

      Assumptions for long-term expected return on pension plan assets in the qualified Banknorth Group, Inc. Retirement Plan are periodically reviewed. As part of the review, the Banknorth’s independent consulting actuaries performed a stochastic analysis of expected returns based on the plan’s asset allocation as of both January 1, 2003 and January 1, 2004 to develop expected rates of return. This forecast reflects the actuarial firm’s expected long-term rates of return for each significant asset class or economic

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Retirement and Other Benefit Plans — (Continued)

indicator, for example, 9.8% for US large cap stocks, 6.0% for US long-term corporate bonds, and 2.4% inflation as of January 1, 2003. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

      The following table presents the plan assets as of December 31, 2003 and 2002 and respective target allocations.

	December 31,

	2003	2002

	Actual	Actual	Target
	Percentage	Percentage	Allocation
Asset category	of Fair Value	of Fair Value	Percentage

Cash	20%	21%	0 - 25%
Equities	53%	45%	40 - 75%
Fixed Income	27%	34%	25 - 60%

	100%	100%

      Equity securities at December 31, 2003 and 2002 do not include any Banknorth common stock.

      Banknorth’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies’ requirements; and to satisfy applicable accounting standards. Banknorth periodically evaluates the asset allocations, funded status, investment manager structure, rate of return assumption and contribution strategy for satisfaction of our investment objectives. The Retirement Committee meets quarterly to review the performance management reports prepared by our investment managers.

      The expected return on plan assets equals the long-term rate of return multiplied by the market related value, plus the expected contributions, weighted for timing, plus expected expenses, minus the expected distributions, weighted for timing.

      Interest cost equals the discount rate multiplied by the projected benefit obligation plus the service cost minus expected expenses, minus the expected distributions, weighted for timing.

21.	Fair Value of Financial Instruments

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

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Fair Value of Financial Instruments — (Continued)

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

      Commitments and letters of credit not included in the table have contractual values of $6.2 billion and $5.5 billion at December 31, 2003 and 2002, respectively. These instruments generate ongoing fees at Banknorth’s current pricing levels. Of the commitments at December 31, 2003, 24% mature within one year. At December 31, 2003, the approximate fair value of standby letter of credit was $696 thousand, of which $312 thousand was unamortized and included in other liabilities on the balance sheet. At December 31, 2002, the approximate fair value of the standby letter of credit was $590 thousand. The fair value of the issuance of the guarantees was recorded on January 1, 2003 in accordance with the implementation of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

      Mortgage Servicing Rights. The fair value of Banknorth’s mortgage servicing rights was based on a third party valuation analysis (performed as of November 30, 2003) which considered the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions at that date.

      Deposits. The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on wholesale funding products of similar maturities.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Fair Value of Financial Instruments — (Continued)

      The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit base intangibles”).

      Borrowings, including federal funds purchased, securities sold under repurchase agreements, borrowings from the Federal Home Loan Bank and other borrowings. The fair value of Banknorth’s long-term borrowings is estimated by discounting cash flows based on current rates available to Banknorth for similar types of borrowing arrangements taking into account any optionality. For short-term borrowings that mature or reprice in 90 days or less, carrying value approximates fair value.

     Off-balance sheet financial instruments:

      Forward commitments to sell loans held for sale. The fair value of Banknorth’s forward commitments to sell loans reflects the amount Banknorth would receive or pay to terminate the commitment at the reporting date. Of the $61.0 million of forward sales commitments at December 31, 2003, Banknorth had $41.7 million in loans available to sell at that date as well as sufficient loan originations subsequent to December 31, 2003 to fulfill the commitments. Consequently, Banknorth expects to meet all of its forward sales commitments.

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

      Loans serviced with recourse. Under certain of Banknorth’s servicing arrangements with investors, Banknorth has $5.6 million of recourse obligations to those serviced loan portfolios. In the event of foreclosure on a serviced loan, Banknorth is obligated to repay the investor to the extent of the investor’s remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while Banknorth cannot project future losses, the fair value of this recourse obligation is deemed to be likewise insignificant.

      A summary of the carrying values and estimated fair values of Banknorth’s significant financial instruments at December 31, 2003 and 2002 follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$316,331	$316,331	$717,003	$717,003
Securities — available for sale	7,122,992	7,122,992	6,731,467	6,731,467
Securities — held to maturity	124,240	124,344	216,409	221,571
Loans held for sale	41,696	42,801	128,622	135,799
Loans and leases, net	16,113,675	16,153,360	13,847,735	14,202,064
Mortgage servicing rights	2,783	3,115	3,598	3,598

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Fair Value of Financial Instruments — (Continued)

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Liabilities:
Deposits (with no stated maturity)	13,168,081	13,168,081	11,005,823	11,005,823
Time deposits	4,733,104	4,763,865	4,658,778	4,719,291
Borrowings	5,524,864	5,674,074	5,432,581	5,595,742
Financial instruments with off-balance sheet notional amounts:
Forward commitments to sell loans	(425)	(425)	(3,532)	(3,532)
Rate-lock commitments to originate loans held for sale	188	188	766	766
Commercial loan interest rate swaps with borrower	7,357	7,357	1,546	1,546
Commercial loan interest rate swaps with broker	(7,357)	(7,357)	(1,546)	(1,546)
Interest rate contracts on borrowings	(1,896)	(1,896)	—	—
Foreign currency forward contracts with customers	3,132	3,132	175	175
Foreign currency forward contracts with dealers	(3,132)	(3,132)	(175)	(175)

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Financial Information — Parent Company Only

Condensed Financial Statements of Banknorth

	December 31,

	2003	2002

Balance Sheets
Assets:
Cash and due from banks	$27,492	$22,879
Interest bearing deposits with subsidiaries	225,492	115,452
Securities available for sale	45,216	42,180
Investment in subsidiaries	2,710,080	2,234,291
Goodwill and other intangibles	618	618
Amounts receivable from subsidiaries	—	83
Other assets	16,679	16,917

Total assets	$3,025,577	$2,432,420

Liabilities and shareholders’ equity
Amounts payable to subsidiaries	$978	$—
Senior notes, net of hedge	149,991	—
Subordinated debentures supporting mandatory redeemable trust securities	344,403	344,424
Other liabilities	9,686	24,511
Shareholders’ equity	2,520,519	2,063,485

Total liabilities and shareholders’ equity	$3,025,577	$2,432,420

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Financial Information — Parent Company Only — (Continued)

Statements of Income

	Year Ended December 31,

	2003	2002	2001

Operating income:
Dividends from subsidiaries	$193,950	$112,331	$175,793
Net gains (losses) on sales of securities	53	648	—
Other operating income	6,226	6,456	4,989

Total operating income	200,229	119,435	180,782

Operating expenses:
Interest on borrowings	31,266	26,994	12,900
Amortization of goodwill and other intangibles	—	—	1,847
Merger and consolidation costs	—	—	4,277
Write-off of branch automation project	—	6,170	—
Other operating expenses	3,944	3,603	224

Total operating expenses	35,210	36,767	19,248

Income before income taxes and equity in undistributed net income of subsidiaries	165,019	82,668	161,534
Income tax benefit	(10,126)	(9,736)	(4,485)

Income before equity in undistributed net income of subsidiaries	175,145	92,404	166,019
Equity in undistributed net income of subsidiaries	175,614	206,234	72,776

Net income	$350,759	$298,638	$238,795

      The Parent Company’s Statement of Changes in Shareholders’ Equity are identical to the Consolidated Statement of Changes in Shareholders’ Equity and therefore are not presented here.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Financial Information — Parent Company Only — (Continued)

Statements of Cash Flows

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$350,759	$298,638	$238,795
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Undistributed net income from subsidiaries	(175,614)	(206,234)	(72,776)
Amortization of goodwill and other intangibles	—	—	1,847
Decrease in unearned compensation	—	—	2,005
Write-off of branch automation project	—	6,170	—
(Increase) decrease in amounts receivable from subsidiaries	83	23,618	(19,869)
Decrease (increase) in other assets	5,266	(3,969)	(13,705)
Increase (decrease) in amounts payable to subsidiaries	978	(1,029)	(5,920)
Increase (decrease) in other liabilities	(10,920)	4,813	24,931
Other, net	—	—	68

Net cash provided by operating activities	170,552	122,007	155,376

Cash flows from investing activities:
Net decrease (increase) in interest bearing deposits with subsidiaries	(110,040)	(97,097)	49,539
Purchase of available for sale securities	(3,171)	(3,037)	(4,990)
Sales of available for sale securities	840	—	—
Capital contribution to subsidiaries	(70,000)	—	—
Cash acquired in acquisition	36,022	6,110	6,328

Net cash (used in) provided by investing activities	(146,349)	(94,024)	50,877

Cash flows from financing activities:
Proceeds from line of credit	—	25,000	35,000
Payment of line of credit	—	(25,000)	(35,000)
Proceeds from sale of trust preferred securities	—	193,150	—
Proceeds from sale of senior notes	148,693	—	—
Payment of notes payable	—	(1,068)	(356)
Dividends paid to shareholders	(111,889)	(85,894)	(72,277)
Treasury stock acquired	(105,071)	(154,054)	(151,546)
Proceeds from stock issued in connection with employee benefit plans	48,677	30,406	26,148

Net cash (used in) financing activities	(19,590)	(17,460)	(198,031)

Net increase in cash due from banks	4,613	10,523	8,222
Cash and due from banks at beginning of year	22,879	12,356	4,134

Cash and due from banks at end of year	$27,492	$22,879	$12,356

Supplemental disclosure information:
Interest paid on borrowings	$30,329	$22,867	$13,033

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.     Subsequent Events (unaudited)

      On November 25, 2003, Banknorth announced that it had entered into an agreement to acquire Foxborough Savings Bank (“Foxborough”) for $89.6 million in a cash transaction. Foxborough had $248.9 million of assets and $27.6 million of shareholders’ equity at December 31, 2003. The Banknorth and Foxborough boards of directors have approved the agreement. The transaction is expected to close in the first quarter of 2004 and is subject to the approval of the shareholders of Foxborough and the receipt of all regulatory approvals and other customary conditions.

      On December 9, 2003, Banknorth announced that it had entered into an agreement to acquire CCBT Financial Companies, Inc. (“CCBT”), the parent company of Cape Cod Bank and Trust Company NA. CCBT had $1.3 billion of assets and $114.5 million of shareholders’ equity at December 31, 2003. Under terms of the agreement, each outstanding share of CCBT will be converted into 1.084 shares of Banknorth common stock, plus cash in lieu of any fractional share interest. The Banknorth and CCBT boards of directors have approved the agreement. The transaction is expected to close in the second quarter of 2004 and is subject to the approval of the shareholders of CCBT and the receipt of all regulatory approvals and other customary conditions.

BANKNORTH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.     Selected Quarterly Data (unaudited)

		2003				2002

		Fourth	Third	Second	First	Fourth	Third	Second	First
		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income		$290,414	$290,750	$302,478	$309,327	$306,569	$313,156	$309,387	$306,006
Interest expense		77,126	80,918	90,904	103,190	107,006	112,160	109,914	109,520

Net interest income	(A)	213,288	209,832	211,574	206,137	199,563	200,996	199,473	196,486
Provision for loan and lease losses		10,400	10,500	10,500	10,901	10,829	10,829	10,828	11,828

Net interest income after provision for loan and lease losses		202,888	199,332	201,074	195,236	188,734	190,167	188,645	184,658
Noninterest income(1)	(B)	84,435	88,656	115,828	78,238	84,441	65,505	62,986	61,576
Noninterest expense(2)	(C)	155,676	151,647	184,039	149,908	158,126	141,577	136,791	142,897

Income before income taxes		131,647	136,341	132,863	123,566	115,049	114,095	114,840	103,337
Income tax expense		40,085	46,063	45,338	42,173	37,911	37,233	38,680	34,859

Net income		$91,562	$90,278	$87,525	$81,393	$77,138	$76,862	$76,160	$68,478

Weighted average shares outstanding:
Basic		162,149	161,517	162,312	157,667	148,226	148,099	147,233	149,347
Diluted		165,685	164,446	164,559	159,328	149,389	149,662	149,064	151,116
Basic earnings per share:		$0.56	$0.56	$0.54	$0.52	$0.52	$0.52	$0.52	$0.46
Diluted earnings per share:		$0.55	$0.55	$0.53	$0.51	$0.52	$0.51	$0.51	$0.45
Return on average assets(3)		1.39%	1.39%	1.38%	1.32%	1.35%	1.40%	1.46%	1.36%
Return on average equity(3)		14.72%	14.85%	14.24%	14.26%	15.75%	16.25%	17.45%	15.73%
Net interest margin (fully-taxable equivalent)(3)		3.65%	3.63%	3.71%	3.66%	3.86%	4.03%	4.18%	4.23%
Noninterest income as a percent of total income(4)		28.36%	29.70%	35.38%	27.51%	29.73%	24.58%	24.00%	23.86%
Efficiency ratio(5)		52.29%	50.81%	56.21%	52.71%	55.68%	53.12%	52.12%	55.37%

(1)	In the second quarter of 2003 noninterest income included $29.2 million of net securities gains incurred as part of the deleveraging program.

(2)	In the second quarter of 2003, noninterest expense included $28.5 million of prepayment penalties on borrowings incurred as part of the deleveraging program.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income and noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expenses as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C) divided by (A+B).

Independent Auditors’ Report

The Board of Directors

Banknorth Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries (“Banknorth”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Banknorth’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 8 to the Consolidated Financial Statements, effective January 1, 2002, Banknorth adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 147, “Acquisitions of Certain Financial Institutions.”

Boston, Massachusetts

February 23, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

      PART III.

Item 10.	Directors and Executive Officers of the Registrant

      Incorporated by reference to “Election of Directors” on pages 14 through 17 of our definitive proxy statement, dated March 22, 2004 (the “Proxy Statement”), “Governance of Banknorth — Committees of the Board of Directors” on pages 6 and 7 of the Proxy Statement, “Governance of Banknorth — Code of Conduct and Ethics” on pages 10 and 11 of the Proxy Statement and “Executive Officers who are not Directors” on pages 18 and 19 of the Proxy Statement.

      Incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” on page 22 of the Proxy Statement.

      Incorporated by reference to “Code of Conduct and Ethics” on pages 10 to 11 of the Proxy Statement.

Item 11.	Executive Compensation

      Incorporated by reference to “Compensation of Executive Officers and Transactions with Management” on pages 23 through 30 of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Security Ownership of Certain Beneficial Owners and Management. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” on pages 20 and 21 of the Proxy Statement.

      Equity Compensation Plan Information. The following table provides information as of December 31, 2003 with respect to shares of Banknorth Common Stock that may be issued under our existing equity compensation plans, which consist of the following plans: 2003 Equity Incentive Plan, 1996 Equity Incentive Plan, as amended, Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, as amended, Amended and Restated Restricted Stock Plan for Non-Employee Directors and our Amended and Restated Employee Stock Purchase Plan, all of which have been approved by our stockholders.

      The table does not include information with respect to shares of Common Stock subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. Note 5 to the table sets forth the total number of shares of Common Stock issuable upon the exercise of assumed options as of

December 31, 2003 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Number of securities
	Number of securities		Weighted-average		remaining available for
	to be issued		exercise price of		future issuance under
	upon exercise of		outstanding		equity compensation plans
	outstanding options,		options, warrants		(excluding securities
	warrants and rights		and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	13,543,087	(1)(2)	$21.23	(1)(2)	3,690,515	(3)(4)
Equity compensation plans not approved by security holders	—		—		—

Total	13,543,087		$21.23		3,690,515

(1)	Excludes purchase rights accruing under the Employee Stock Purchase Plan, which has a stockholder approved reserve of 2,852,000 shares. Under the Employee Stock Purchase Plan, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the committee of our board of directors which administers the plan, which shall not be less than the lesser of (i) 85% of the fair market value of a share of Common Stock on the first business day of the applicable semi-annual offering period or (ii) 85% of the fair market value of a share of Common Stock on the last business day of such offering period. In no event may the amount of Common Stock purchased by a participant in the Employee Stock Purchase Plan in a calendar year exceed $25,000, measured as of the time an option under the plan is granted.

(2)	Includes information about Banknorth’s 1986 Stock Option and Stock Appreciation Rights Plan, which was approved by stockholders of Banknorth and has expired. No additional options may be granted under this plan.

(3)	Does not take into account shares available for future issuance under the Restricted Stock Plan for Non-Employee Directors, under which up to $10,000 of the annual fee payable to each non-employee director of Banknorth and participating subsidiaries is payable in shares of Common Stock. Because the number of shares of Common Stock issuable under the Restricted Stock Plan for Non-Employee Directors is based on a formula and not a specific reserve amount, the number of shares which may be issued pursuant to this plan in the future is not determinable. During 2003, 2002 and 2001, a total of 8,869, 5,599 and 6,358 shares were issued under this plan, respectively.

(4)	Includes shares available for future issuance under the Employee Stock Purchase Plan. As of December 31, 2003, an aggregate of 1,223,689 shares of Common Stock were available for issuance under this plan.

(5)	The table does not include information for equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2003, a total of 2,835,966 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $14.00 per share. No additional options may be granted under any assumed plans.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to “Indebtedness of Directors and Management and Certain Transactions” on page 27 of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference to “Relationship with Independent Public Accountants” on pages 11 and 12 of the Proxy Statement.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated balance sheets at December 31, 2003 and 2002

Consolidated statements of income for each of the years in the three-year period ended December 31, 2003

Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2003

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003

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

Exhibit No.		Exhibit	Location

3	(a)(1)	Amended and Restated Articles of Incorporation of Banknorth	(1)
3	(a)(2)	Amendments to the Articles of Incorporation of Banknorth	(2)
3	(b)	Bylaws of Banknorth	(3)
4	(a)	Specimen Common Stock certificate	(4)
4	(b)	Stockholder Rights Agreement, dated as of September 12, 1989 and amended and restated as of July 27, 1999 and as of July 25, 2000, between Banknorth and American Stock Transfer & Trust Company, as Rights Agent	(5)
4	(c)	Instruments defining the rights of security holders, including indentures	(6)
10	(a)	Severance Agreement between Banknorth and William J. Ryan
10	(b)	Form of Severance Agreement between Banknorth and each executive officer of Banknorth identified in the Proxy Statement, other than William J. Ryan
10	(c)	Amended and Restated Supplemental Retirement Agreement between Banknorth and William J. Ryan
10	(d)	Amended and Restated Supplemental Retirement Agreement between Banknorth and Peter J. Verrill
10	(e)(1)	Supplemental Retirement Agreement between Banknorth and John W. Fridlington	(7)
10	(e)(2)	First Amendment to Supplemental Retirement Agreement between Banknorth and John W. Fridlington	(8)
10	(e)(3)	Second Amendment to Supplemental Retirement Agreement between Banknorth and John W. Fridlington
10	(f)	Banknorth Group, Inc. Supplemental Retirement Plan (which covers each executive officer of Banknorth named in the Proxy Statement, other than Messrs. Ryan, Verrill and Fridlington)	(8)
10	(g)	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Key Employees, effective January 1, 2003	(8)
10	(h)	1986 Stock Option and Stock Appreciation Rights Plan, as amended	(9)

Exhibit No.		Exhibit	Location

10	(i)	Amended and Restated Employee Stock Purchase Plan	(10)
10	(j)	Amended and Restated Restricted Stock Plan for Non-Employee Directors	(11)
10	(k)	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors
10	(l)	Amended and Restated 401(k) Plan, effective January 1, 2004
10	(m)	1996 Equity Incentive Plan, as amended	(8)
10	(n)	Executive Incentive Plan	(8)
10	(o)	Bank of New Hampshire Corporation Executive Excess Benefit Plan for Paul R. Shea	(12)
10	(p)	Supplemental Executive Retirement Plan of Evergreen Bancorp, Inc. (which covers only Director Dougan)	(13)
10	(q)	2003 Equity Incentive Plan	(14)
21		Subsidiaries of Banknorth Group, Inc.
23		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer under Rules 13a-14 and 15d-14
31.2		Certification of Chief Financial Officer under Rules 13a-14 and 15d-14
32.1		Certification of Chief Executive Officer Under 18 U.S.C. § 1350
32.2		Certification of Chief Financial Officer Under 18 U.S.C. § 1350

(1)	Incorporated by reference to Exhibit A to the Agreement and Plan of Merger, dated as of October 27, 1997, between Banknorth and CFX Corporation, which agreement is included as Exhibit A to the Prospectus/ Proxy Statement included in the Form S-4 Registration Statement (No. 333-23991) filed by Banknorth with the SEC on December 31, 1997.

(2)	Exhibits are incorporated by reference to (i) the proxy statement filed by Banknorth with the SEC on March 23, 1998, (ii) the proxy statement filed by Banknorth with the SEC on March 22, 2000 and (iii) the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000, which describes an amendment which changed the name of the registrant to “Banknorth Group, Inc.”

(3)	Exhibit is incorporated by reference to the Form 10-Q report filed by Banknorth for the three months ended September 30, 2003.

(4)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000.

(5)	Exhibit is incorporated by reference to the Form 8-A/ A report filed by Banknorth with the SEC on July 26, 2000.

(6)	Banknorth has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of Banknorth and its subsidiaries on a consolidated basis. Banknorth hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(7)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 1995.

(8)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 2002.

(9)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by Banknorth with the SEC on February 22, 1988. An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by Banknorth with the SEC on March 24, 1994.

(10)	Exhibit is incorporated by reference to the proxy statement dated March 22, 2002 filed by Banknorth with the SEC.

(11)	Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth for the year ended December 31, 1996.

(12)	Exhibit is incorporated by reference to the Form 10-K report filed by Bank of New Hampshire Corporation (File No. 0-9517) for the year ended December 31, 1994.

(13)	Exhibit is incorporated by reference to the Form 10-K report filed by Evergreen Bancorp, Inc. for the year ended December 31, 1996.

(14)	Exhibit is incorporated by reference to the proxy statement dated March 10, 2003 filed by Banknorth with the SEC.

      Banknorth’s management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(q).

      (b) During the fourth quarter of the period covered by this report, Banknorth filed a Current Report on Form 8-K on October 16, 2003, November 5, 2003, November 10, 2003, November 26, 2003 and December 10, 2003.

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

Date: February 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Gary G. Bahre	Director

/s/ ROBERT G. CLARKE Robert G. Clarke	Director	Date: February 27, 2004

/s/ P. KEVIN CONDRON P. Kevin Condron	Director	Date: February 27, 2004

/s/ GEORGE W. DOUGAN George W. Dougan	Director	Date: February 27, 2004

/s/ COLLEEN KHOURY Colleen Khoury	Director	Date: February 27, 2004

Dana S. Levenson	Director

/s/ STEVEN T. MARTIN Steven T. Martin	Director	Date: February 27, 2004

John M. Naughton	Director

/s/ MALCOLM W. PHILBROOK, JR. Malcolm W. Philbrook, Jr.	Director	Date: February 27, 2004

/s/ ANGELO P. PIZZAGALI Angelo P. Pizzagali	Director	Date: February 27, 2004

/s/ IRVING E. ROGERS, III Irving E. Rogers, III	Director	Date: February 27, 2004

/s/ WILLIAM J. RYAN William J. Ryan	Chairman, President and Chief Executive Officer (principal executive officer)	Date: February 27, 2004

Curtis M. Scribner	Director

/s/ PAUL R. SHEA Paul R. Shea	Director	Date: February 27, 2004

/s/ GERRY S. WEIDEMA Gerry S. Weidema	Director	Date: February 27, 2004

/s/ STEPHEN J. BOYLE Stephen J. Boyle	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	Date: February 27, 2004