Form 10-Q
period 2004-03-31
BANKNORTH GROUP INC/ME
filed 2004-05-05
CIK 829750

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes  [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]    No [  ]

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of April 30, 2004 is:

Common stock, par value $.01 per share	172,279,203
(Class)	(Outstanding)

Available on the Web @ www.banknorth.com

INDEX
BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$516,772	$669,686
Federal funds sold and other short term investments	8,356	4,645
Securities available for sale, at market value	7,389,833	7,122,992
Securities held to maturity (market value of $116,592 and $124,344 at March 31, 2004 and December 31, 2003, respectively)	115,442	124,240
Loans held for sale	46,970	41,696
Loans and leases:
Residential real estate mortgages	2,647,540	2,710,483
Commercial real estate mortgages	5,549,406	5,528,862
Commercial business loans and leases	3,482,093	3,287,094
Consumer loans and leases	4,944,573	4,819,523

Total loans and leases	16,623,612	16,345,962
Less: Allowance for loan and lease losses	233,297	232,287

Net loans and leases	16,390,315	16,113,675

Premises and equipment, net	260,302	264,818
Goodwill	1,127,799	1,126,639
Identifiable intangible assets	34,491	36,415
Bank-owned life insurance	493,729	488,756
Other assets	495,583	460,173

Total assets	$26,879,592	$26,453,735

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,517,632	$2,460,522
Money market access and NOW accounts	7,268,948	7,130,534
Certificates of deposit	4,592,577	4,733,104
Noninterest-bearing deposits	3,578,609	3,577,025

Total deposits	17,957,766	17,901,185
Short-term borrowings	1,635,160	1,522,297
Long-term debt	4,403,218	4,360,567
Other liabilities	231,537	149,167

Total liabilities	24,227,681	23,933,216

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 182,292,973)	1,823	1,823
Paid-in capital	1,434,779	1,435,005
Retained earnings	1,566,904	1,508,292
Treasury stock, at cost (19,247,306 shares in 2004 and 20,105,254 shares in 2003)	(412,233)	(430,608)
Accumulated other comprehensive income	60,638	6,007

Total shareholders’ equity	2,651,911	2,520,519

Total liabilities and shareholders’ equity	$26,879,592	$26,453,735

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Interest and dividend income:
Interest and fees on loans and leases	$215,779	220,285
Interest and dividends on securities	76,873	89,042

Total interest and dividend income	292,652	309,327

Interest expense:
Interest on deposits	38,818	51,391
Interest on borrowed funds	36,225	51,799

Total interest expense	75,043	103,190

Net interest income	217,609	206,137
Provision for loan and lease losses	9,500	10,901

Net interest income after provision for loan and lease losses	208,109	195,236

Noninterest income:
Deposit services	26,153	22,526
Insurance brokerage commissions	13,736	12,357
Merchant and electronic banking income, net	10,404	9,021
Trust and investment management services	9,149	7,351
Bank-owned life insurance	5,496	5,342
Investment planning services	4,839	3,256
Net securities gains	3,581	2,782
Other noninterest income	14,859	15,603

	88,217	78,238

Noninterest expense:
Compensation and employee benefits	87,534	80,693
Occupancy	15,709	14,909
Equipment	11,890	11,250
Data processing	10,436	10,178
Advertising and marketing	7,523	5,060
Amortization of identifiable intangible assets	1,904	1,997
Merger and consolidation costs	1,614	4,450
Other noninterest expense	23,109	21,371

	159,719	149,908

Income before income tax expense	136,607	123,566
Applicable income tax expense	46,280	42,173

Net income	$90,327	$81,393

Basic earnings per share	$0.55	$0.52
Diluted earnings per share	$0.54	$0.51
Weighted average shares outstanding:
Basic	162,965	157,667
Dilutive effect of stock options	3,692	1,661

Diluted	166,657	159,328

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

						Accumulated
	Common					Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income	Total
Balances at December 31, 2003	162,188	$1,823	$1,435,005	$1,508,292	($430,608)	$6,007	$2,520,519
Net income	—	—	—	90,327	—	—	90,327
Unrealized gains on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	54,583	54,583
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	48	48

Comprehensive income							144,958
Treasury stock issued for employee benefit plans	858	—	(20)	—	17,999	—	17,979
Distribution of restricted stock	—	—	(206)	—	376	—	170
Cash dividends declared	—	—	—	(31,715)	—	—	(31,715)

Balances at March 31, 2004	163,046	$1,823	$1,434,779	$1,566,904	($412,233)	$60,638	$2,651,911

Balances at December 31, 2002	150,579	$1,689	$1,059,778	$1,269,422	($382,350)	$114,946	$2,063,485
Net income	—	—	—	81,393	—	—	81,393
Unrealized gains on securities, net of reclassification adjustment and net of tax		—	—	—	—	215	215
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	927	927

Comprehensive income							82,535
Common stock issued for acquisitions	13,401	134	382,669	—	—	—	382,803
Treasury stock issued for employee benefit plans	601	—	(2,788)	—	11,548	—	8,760
Treasury stock purchased	(700)	—	—	—	(15,524)	—	(15,524)
Distribution of restricted stock	—	—	(746)	—	1,040	—	294
Cash dividends declared	—	—	—	(24,159)	—	—	(24,159)

Balances at March 31, 2003	163,881	$1,823	$1,438,913	$1,326,656	($385,286)	$116,088	$2,498,194

See accompanying Notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$90,327	$81,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,500	10,901
Depreciation of banking premises and equipment	10,762	10,556
Net amortization of premium and discounts	7,204	13,433
Amortization of intangible assets	1,904	1,997
Provision for deferred tax expense	3,800	6,984
Distribution of restricted stock units	170	294
Net (gains) realized from sales of securities and loans	(5,092)	(2,782)
Net (gains) realized from sales of loans held for sale	(1,289)	(4,031)
Increase in cash surrender value of bank owned life insurance	(5,496)	(5,342)
Net decrease in mortgage servicing rights	203	450
Proceeds from sales of loans held for sale	94,688	261,154
Residential loans originated and purchased for sale	(98,599)	(214,470)
Net (increase) decrease in other assets	(55,428)	(13,861)
Net increase (decrease) in other liabilities	92,686	(44,608)

Net cash provided by operating activities	145,340	102,068

Cash flows from investing activities:
Proceeds from sales of securities available for sale	984,631	471,817
Proceeds from maturities and principal repayments of securities available for sale	308,779	866,857
Purchases of securities available for sale	(1,473,468)	(1,681,598)
Proceeds from maturities and principal repayments of securities held to maturity	8,798	23,228
Net increase in loans and leases	(327,274)	(83,789)
Proceeds from sales of loans	37,097	—
Net additions to premises and equipment	(6,246)	(3,566)
Cash paid for acquisitions, net of cash acquired	—	48,354

Net cash used in investing activities	(467,683)	(358,697)

Cash flows from financing activities:
Net increase (decrease) in deposits	59,277	(35,596)
Net increase in securities sold under repurchase agreements	16,402	462,585
Proceeds from Federal Home Loan Bank borrowings	5,734	—
Payments on Federal Home Loan Bank borrowings	(15,840)	(350,864)
Net (decrease) increase in other borrowings	(23,697)	18,191
Treasury stock issued for employee benefit plans	17,979	8,760
Purchase of treasury stock	—	(15,524)
Cash dividends paid to shareholders	(31,715)	(24,159)

Net cash provided by financing activities	28,140	63,393

Decrease in cash and cash equivalents	(294,203)	(193,236)
Cash and cash equivalents at beginning of period	316,331	717,003

Cash and cash equivalents at end of period	$22,128	$523,767

Interest paid	$70,273	$100,125
Income taxes paid (received)	(8,388)	12,513

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2004
(In thousands, except per share data and as noted) (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. We, Banknorth Group, Inc., have not changed our significant accounting and reporting policies from those disclosed in our 2003 Annual Report. There have been no significant changes in the methods or assumptions used in the accounting policies which require material estimates and assumptions.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included herein. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2004. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Note 2 – Acquisitions

Acquisitions are an important part of our strategic plan. The following table summarizes acquisitions completed since January 1, 2003. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

		Balance at		Transaction-Related Items
	Acquisition	Acquisition Date			Other Identifiable	Cash	Shares	Total Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price
First & Ocean Bancorp	12/31/2003	$274.4	$15.6	$35.3	$1.8	$49.7	—	$49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	426.0	9.3	328.5	13.4	711.4
Insurance agency acquisitions	2003	1.2	0.1	2.4	0.7	3.2	—	3.2

Note 3 – Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. We have elected to continue using the intrinsic value method in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted and the effects of our employee stock purchase plan. Had we determined compensation cost based on the fair value at the grant date for all stock options and recorded expense related to our employee stock purchase plan under SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$90,327	$81,393
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,407)	(2,084)

Pro forma net income	$86,920	$79,309

Earnings per share
Basic - As reported	$0.55	$0.52
Pro forma	0.53	0.50
Diluted - As reported	0.54	0.51
Pro forma	0.52	0.50

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued the exposure draft “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The draft of the proposed statement concluded that all companies should expense the fair value of employee stock options using the modified prospective grant-date measurement approach as defined in SFAS 123. Compensation cost would be recognized in the financial statements over the requisite service period prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994 had been accounted for using the fair-value method of accounting. We are still assessing the impact of the proposed statement on our financial statements

Note 4 – Securities Available for Sale

The following table presents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2004.

	Less than 1 year			More than 1 year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses
U. S. Government obligations and obligations of U.S.Government agencies and corporations	5	$1,035,894	($8,935)	—	$—	$—	5	$1,035,894	($8,935)
Other bonds and notes	5	6,023	(38)	1	512	(83)	6	6,535	(121)
Mortgage-backed securities	51	1,093,908	(3,833)	5	464	(7)	56	1,094,372	(3,840)
Collateralized mortgage obligations	8	54,593	(50)	5	955	(3)	13	55,548	(53)
Equity securities	—	—	—	3	368	(24)	3	368	(24)

	69	$2,190,418	($12,856)	14	$2,299	($117)	83	$2,192,717	($12,973)

For securities exhibiting unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities which have a credit rating of at least investment grade by one of the nationally-recognized rating agencies. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with minimum security ratings of AA.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the three months ended March 31, 2004 are summarized as follows:

		Indentifiable Intangible Assets
		Core Deposit	Other	Total
		Intangibles	Identifiable	Identifiable
	Goodwill	(“CDI”)	Intangibles	Intangibles
Balance, December 31, 2003	$1,126,639	$28,165	$8,250	$36,415
Amortization expense	—	(965)	(939)	(1,904)
Reclassification	20	(20)	—	(20)
Adjustments of purchase accounting estimates	1,140	—	—	—

Balance, March 31, 2004	$1,127,799	$27,180	$7,311	$34,491

Estimated amortization expense for the year ending:
Remaining 2004		$2,896	$1,689	$4,585
2005		3,558	1,471	5,029
2006		3,365	723	4,088
2007		3,244	723	3,967
2008		3,239	353	3,592
thereafter		10,879	621	11,500

The components of identifiable intangible assets are as follows:

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$55,145	$27,964	$27,181
Other identifiable intangibles	13,703	6,393	7,310

Total	$68,848	$34,357	$34,491

Note 6 – Short-term Borrowings

A summary of short-term borrowings follows:

	March 31, 2004	December 31, 2003
Securities sold under agreements to repurchase - retail	$1,078,114	$1,086,900
Federal funds purchased	503,000	358,000
Treasury, tax and loan notes	54,046	77,397

	$1,635,160	$1,522,297

Note 7 – Long-term Debt

A summary of long-term debt (debt with original maturities of more than one year) follows:

	March 31, 2004	December 31, 2003
Federal Home Loan Bank advances	$1,485,014	$1,495,821
Securities sold under agreements to repurchase - wholesale	2,242,338	2,214,650
Junior subordinated debentures issued to affiliated trusts	305,591	—
Capital trust securities	—	295,275
Subordinated debt 7.625%, due 2011	200,000	200,000
Senior notes 3.75%, due 2008	149,767	149,753
Hedge-related basis adjustments on long-term debt	13,194	(1,896)
Other long-term debt	7,314	6,964

Total	$4,403,218	$4,360,567

Callable borrowings amounted to $1.1 billion and $1.8 billion at March 31, 2004 and December 31, 2003, respectively, the majority of which are long-term in nature.

Note 8 - Comprehensive Income

The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax
Unrealized gain (loss) on securities available for sale	$87,555	($30,644)	$56,911	$3,363	($1,340)	$2,023
Unrealized (loss) on cash flow hedges	(789)	276	(513)	(3,102)	1,085	(2,017)
Reclassification adjustment for (losses) gains realized in net income	(2,718)	951	(1,767)	1,747	(611)	1,136

Net change in unrealized gains	$84,048	($29,417)	$54,631	$2,008	($866)	$1,142

Note 9 - Other Noninterest Income

Other noninterest income consisted of the following for the periods indicated.

	Three Months Ended
	March 31,
	2004	2003
Covered call premiums	$6,074	$7,039
Loan fee income	5,170	5,102
Mortgage banking services income	3,004	3,172
Venture capital write-downs	(359)	(517)
Miscellaneous income	970	807

Total	$14,859	$15,603

Note 10 – Pension and Other Postretirement Plans

The following table presents the amount of net periodic benefit cost recognized for the periods indicated.

	Three Months Ended
	March 31,
Components of net periodic benefit cost	2004	2003
Qualified Pension
Service cost	$2,784	$2,313
Interest cost	3,331	3,042
Expected return on plan assets	(4,828)	(3,586)
Amortization of prior service cost	2	2
Amortization of transition obligation	(64)	(64)
Amortization of net loss	1,066	966

Net periodic benefit cost	2,291	2,673

Nonqualified Pension
Service cost	99	78
Interest cost	405	395
Amortization of prior service cost	43	43
Amortization of transition obligation	3	3
Amortization of net loss	50	31

Net periodic benefit cost	600	550

Total net periodic benefit cost - pensions plans	$2,891	$3,223

Other Postretirement Benefits
Service cost	$40	$31
Interest cost	353	289
Amortization of prior service cost	35	35
Amortization of transition obligation	98	98
Amortization of net loss	99	78

Net periodic benefit cost - other postretirement benefit plans	$625	$531

As previously disclosed, we expect to contribute between $15 and $20 million to our pension plans in 2004, none of which is required to satisfy minimum funding requirements. The discretionary contribution will be paid entirely in cash and, as in prior years, the entire contribution is anticipated to be paid in December after final review of the 2004 pension obligation.

Note 11 – Defined Contribution Plans

We and our subsidiaries have 401(k) Plans covering substantially all permanent employees. We match employee contributions based on a predetermined formula and may make additional discretionary contributions. The total expense for these plans for the three months ended March 31, 2004 and 2003 was $2.3 million and $2.8 million, respectively.

Note 12 - Accounting Changes

The following information addresses new or proposed accounting pronouncements related to our industry.

Accounting for Variable Interest Entities

In December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. At March 31, 2004, pursuant to the criteria established by FIN 46, we deconsolidated four affiliated trusts which we had formed for the purposes of issuing capital securities to unaffiliated parties and investing the proceeds from the sale thereof and the common securities of the trusts in junior subordinated debentures issued by us. The result of the deconsolidation and the accounting for these entities was to recognize investments in these entities of approximately $10.3 million in the aggregate in other assets and to report the amount of junior subordinated debentures issued by us to such entities, rather than the related capital securities, in the long-term debt section of the consolidated balance sheet which resulted in a $10.3 million increase in long-term borrowings. The adoption of FIN 46 did not have a significant impact on our financial condition, results of operations, earnings per share or cash flows.

For information regarding the potential effect of FIN 46 on the treatment of capital securities issued by affiliated trusts as capital for regulatory purposes, see “Capital” under Item 2.

Accounting for Certain Loan or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. This SOP provides that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Any future excess of contractual cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow over the original expected cash flow is recognized as a valuation allowance and expensed immediately. Valuation allowances can not be created or “carried over” in the initial accounting for loans acquired. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

Note 13 – Subsequent Events

On April 30, 2004, Banknorth completed the acquisitions of Foxborough Savings Bank (“Foxborough”) and CCBT Financial Companies, Inc. (“CCBT”). Foxborough was acquired for $88.9 million in a cash transaction. Foxborough had $249.6 million of assets and $28.5 million of shareholders’ equity at March 31, 2004. CCBT, the parent company of Cape Cod Bank and Trust Company NA, had $1.3 billion of assets and $117.3 million of shareholders’ equity at March 31, 2004 and 8.4 million common shares outstanding. Under terms of the agreement, each outstanding share of CCBT was converted into 1.084 shares of Banknorth common stock, plus cash in lieu of any fractional share interest.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)

EXECUTIVE OVERVIEW

Our financial statements for the three months ended March 31, 2003 reflect the acquisition of American Financial Holdings, Inc. (“American”) from the date of acquisition on February 14, 2003. American had total assets of $2.7 billion at the date of acquisition. Our financial statements for the three months ended March 31, 2004 also reflect the acquisition of First & Ocean Bancorp (“F&O”) from the date of acquisition on December 31, 2003. F&O had total assets of $274 million at the date of acquisition.

Our net income increased by $8.9 million in the first quarter ended March 31, 2004 compared to the first quarter last year, an increase of 11%. The following were significant factors related to the results for the first quarter of 2004 compared to the first quarter of 2003.

•	Net interest income increased 6% over the first quarter of last year due primarily to a $1.1 billion increase in average earning assets from period to period. The net interest margin of 3.68% for the quarter ended March 31, 2004 increased 2 basis points from the first quarter of 2003.

•	Our noninterest income, which is comprised primarily of fee income, increased 13%, primarily due to growth in income from deposit services, trust and investment management services and investment planning services.

•	Our noninterest expense increased by 7%, primarily due to a 8% increase in compensation and employee benefits, reflecting our growth. In addition, advertising and marketing expense increased $2.5 million, or 48.7%, primarily to attract customers who are looking for new banking opportunities following Bank of America Corporation’s acquisition of FleetBoston Financial Corporation. Noninterest expense was benefited by a $2.8 million or 64% decrease in merger and consolidation costs.

•	Total average loans and leases increased 11% during the first quarter of 2004 compared to the first quarter of 2003. Excluding the effects of acquisitions, total average loans and leases increased 5%, as strong commercial and consumer loan growth was offset by residential run-off.

•	Total average deposits increased 9% during the first quarter of 2004 compared to the first quarter of 2003 primarily due to acquisitions. Excluding the effects of acquisitions, total average deposits increased $244 million, or 1%, as average checking deposits increased 17% and savings and money market deposits increased 7%, while certificates of deposit declined 16%.

•	Our issuer rating was upgraded by Moody’s Investor Services to A3 on March 31, 2004.

RESULTS OF OPERATIONS

SUMMARY

Consolidated net income was $90.3 million, or $0.54 per diluted share, for the first quarter of 2004 as compared with $81.4 million, or $0.51 per diluted share, for the first quarter of 2003, a per share increase of 6%. Our growth in net income for the quarter ended March 31, 2004 over the same quarter last year was due in part to acquisitions completed in 2003 and organic growth. Results were diminished by the effect of merger and consolidation costs of $1.6 million and $4.5 million for the three months ended March 31, 2004 and 2003, respectively.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 14.13% and 1.37%, respectively, for the quarter ended March 31, 2004 and were 14.26% and 1.32%, respectively, for the comparable quarter last year.

Results for the first quarter of 2004 improved over the first quarter of 2003 due primarily to an increase in average earning assets and strong fee income. Net interest income increased by 6% over the first quarter of last year due primarily to increased earning asset levels (from organic growth and our 2003 acquisitions). Noninterest income amounted to $88.2 million and $78.2 million for the quarters ended March 31, 2004 and 2003, respectively, a 13% increase. This increase was primarily attributable to increases in income from deposit services, trust and investment management services and investment planning services. Noninterest expense totaled $159.7 million and $149.9 million for the quarters ended March 31, 2004 and 2003, respectively, an increase of 7%. Acquisitions in 2003 were factors in the increased noninterest income and noninterest expense. The efficiency ratio was 52.23% in the first quarter of 2004 compared to 52.71% in the comparable period last year. For a description of the methodology we use to calculate the efficiency ratio, see Note 5 to Table 1.

Selected quarterly data, ratios and per share data are provided in Table 1.

TABLE 1 - Selected Quarterly Data

		2004	2003
		First	Fourth	Third	Second	First
Interest income		$292,652	$290,414	$290,750	$302,478	$309,327
Interest expense		75,043	77,126	80,918	90,904	103,190

Net interest income	(A)	217,609	213,288	209,832	211,574	206,137
Provision for loan and lease losses		9,500	10,400	10,500	10,500	10,901

Net interest income after provision for loan and lease losses		208,109	202,888	199,332	201,074	195,236
Noninterest income (1)	(B)	88,217	84,435	88,656	115,828	78,238
Noninterest expense (2)	(C)	159,719	155,676	151,647	184,039	149,908

Income before income taxes		136,607	131,647	136,341	132,863	123,566
Income tax expense		46,280	40,085	46,063	45,338	42,173

Net income		$90,327	$91,562	$90,278	$87,525	$81,393

Weighted average shares outstanding:
Basic		162,965	162,149	161,517	162,312	157,667
Diluted		166,657	165,685	164,446	164,559	159,328
Basic earnings per share:		$0.55	$0.56	$0.56	$0.54	$0.52
Diluted earnings per share:		$0.54	$0.55	$0.55	$0.53	$0.51
Return on average assets (3)		1.37%	1.39%	1.39%	1.38%	1.32%
Return on average equity (3)		14.13%	14.72%	14.85%	14.24%	14.26%
Net interest margin (fully-taxable equivalent) (3)		3.68%	3.65%	3.63%	3.71%	3.66%
Noninterest income as a percent of total income (4)		28.85%	28.36%	29.70%	35.38%	27.51%
Efficiency ratio (5)		52.23%	52.29%	50.81%	56.21%	52.71%

(1)	In the second quarter of 2003, noninterest income included $29.2 million of net securities gains incurred as part of a deleveraging program implemented by us in the second quarter of 2003, as discussed under “Financial Condition - Securities” below.

(2)	In the second quarter of 2003, noninterest expense included $28.5 million of prepayment penalties on borrowings incurred as part of the deleveraging program.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C) divided by (A+B).

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

Fully-taxable equivalent net interest income for the first quarter of 2004 increased $11.7 million, or 6%, compared to the first quarter of 2003. This increase was primarily attributable to an increase in net earning assets and, to a lesser extent, noninterest-bearing deposits comprising a larger share of the funding base, which more than offset the effects of lower interest rates.

Fully-taxable equivalent interest income decreased by $16.4 million in the first quarter of 2004, as compared to the first quarter of 2003, as a result of a decrease in the weighted average yield on earning assets from 5.50% to 4.94% during the three months ended March 31, 2003 and 2004, respectively, which reflected declining interest rates during 2003. This decrease more than offset a $1.1 billion or 4.8% increase in average earning assets from period to period as a result of increases in the average balances of commercial real estate loans, commercial business loans and leases and consumer loans and leases.

Interest expense decreased by $28.1 million in the first quarter of 2004, as compared to the first quarter of 2003, primarily as a result of a decrease in the weighted average rate on interest-bearing liabilities from 2.13% to 1.48% during the three months ended March 31, 2003 and 2004, respectively. This decrease more that offset a $619 million, or 3%, increase in the average balance of interest-bearing liabilities during the first quarter of 2004, as compared to 2003. Average interest-bearing deposits increased by $843 million, or 6%, in the first quarter of 2004, as compared to the first quarter of 2003. Excluding acquisitions, average deposits increased by $244 million, or 1.4%, as strong growth in demand and money market accounts was offset by declines in higher-costing certificates of deposit. Average borrowings decreased $224 million, or 4%, in the first quarter of 2004 compared to the first quarter of 2003, primarily due to the reduction of Federal Home Loan Bank borrowings.

Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, increased from 3.66% to 3.68% during the three months ended March 31, 2003 and 2004, respectively. The slight improvement in the margin was due to a balance sheet deleveraging program implemented and interest rate swap agreements entered into in the second quarter of 2003. The combined effect of the interest rate swaps was to lower interest expense by $2.6 million. There were no swaps in the first quarter of 2003. See “Other Funding Sources” for more detailed discussion.

Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, increased from 3.37% to 3.46% on a fully-taxable equivalent basis during the three months ended March 31, 2003 and 2004, respectively, as the 65 basis point decrease in the weighted average rate paid on interest-bearing liabilities exceeded the 56 basis point decrease in the weighted average yield on interest-earning assets. See “Asset-Liability Management” below.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin (net interest income divided by average interest-earning assets). For purposes of the tables and the above discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

TABLE 2 - Average Balances, Yields and Rates

	2004 First Quarter			2003 First Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,725,221	$35,376	5.19%	$2,792,615	$41,652	5.97%
Commercial real estate mortgages	5,540,489	78,614	5.71	4,913,188	77,810	6.42
Commercial business loans and leases	3,387,309	40,579	4.82	3,006,370	39,475	5.32
Consumer loans and leases	4,883,031	62,206	5.12	4,186,917	62,178	6.02

Total loans and leases	16,536,050	216,775	5.27	14,899,090	221,115	6.00
Investment securities (3)	7,339,247	77,352	4.22	7,879,925	89,449	4.54
Federal funds sold and other short-term investments	7,624	15	0.80	4,535	25	2.21

Total earning assets	23,882,921	294,142	4.94	22,783,550	310,589	5.50

Bank owned life insurance	490,428			425,136
Noninterest-earning assets	2,153,678			1,858,791

Total assets	$26,527,027			$25,067,477

Interest-bearing deposits:
Regular savings	$2,468,416	1,838	0.30	$2,173,771	3,075	0.57
NOW and money market accounts	7,118,939	14,160	0.80	6,217,880	15,707	1.02
Certificates of deposit	4,660,009	22,820	1.97	5,012,351	32,609	2.64
Brokered deposits	—	—	—	—	—	—

Total interest-bearing deposits	14,247,364	38,818	1.10	13,404,002	51,391	1.55
Borrowed funds	6,048,457	36,225	2.41	6,272,657	51,799	3.34

Total interest-bearing liabilities	20,295,821	75,043	1.48	19,676,659	103,190	2.13

Non-interest bearing deposits	3,487,716			2,905,737
Other liabilities	171,584			170,732
Shareholders’ equity	2,571,906			2,314,349

Total liabilities and shareholders’ equity	$26,527,027			$25,067,477

Net earning assets	$3,587,100			$3,106,891

Net interest income (fully-taxable equivalent)		219,099			207,399
Less: fully-taxable equivalent adjustments		(1,490)			(1,262)

Net interest income		$217,609			$206,137

Net interest rate spread (fully-taxable equivalent)			3.46%			3.37%
Net interest margin (fully-taxable equivalent)			3.68%			3.66%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity

The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest- bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rate (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume).

TABLE 3 - Rate /Volume Analysis

	Three Months Ended March 31, 2004 vs. March 31, 2003 Increase (decrease) due to
			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change
Interest income:
Loans and leases	$24,420	($27,042)	($1,718)	($4,340)
Investment securities	(6,103)	(6,269)	275	(12,097)
Federal funds sold and other short-term investements	17	(16)	(11)	(10)

Total interest income	18,334	(33,327)	(1,454)	(16,447)

Interest expense:
Interest-bearing deposits:
Regular savings	418	(1,459)	(196)	(1,237)
NOW and money market accounts	2,285	(3,401)	(431)	(1,547)
Certificates of deposit	(2,313)	(8,350)	874	(9,789)

Total interest-bearing deposits	390	(13,210)	247	(12,573)
Borrowed funds	(1,862)	(14,504)	792	(15,574)

Total interest expense	(1,472)	(27,714)	1,039	(28,147)

Net interest income (fully taxable equivalent)	$19,806	($5,613)	($2,493)	$11,700

(1)	Volume increases include the effects of acquisitions, including the acquisition of American on February 14, 2003 and First and Ocean on December 31, 2003.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

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

We provided $9.5 million and $10.9 million for loan and lease losses in the quarters ended March 31, 2004 and 2003, respectively. The lower provision in the first quarter of 2004 was due to lower net charge-offs during the three months ended March 31, 2004 compared to the three months ended December 31, 2003 and March 31, 2003. At March 31, 2004, the allowance for loan and lease losses amounted to $233.3 million, or 1.40% of total portfolio loans and leases, as compared to $232.3 million, or 1.42%, at December 31, 2003. The ratio of the allowance for loan and lease losses to nonperforming loans was 344% at March 31, 2004, as compared to 389% at December 31, 2003 and 288% at March 31, 2003. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Noninterest Income

The following table presents noninterest income for the periods indicated.

Table 4 - Noninterest Income

	Three Months Ended
	March 31,		Change
	2004	2003	Amount	Percent
Noninterest income:
Deposit services	$26,153	$22,526	$3,627	16%
Insurance brokerage commissions	13,736	12,357	1,379	11%
Merchant and electronic banking income, net	10,404	9,021	1,383	15%
Trust and investment management services	9,149	7,351	1,798	24%
Bank-owned life insurance	5,496	5,342	154	3%
Investment planning services	4,839	3,256	1,583	49%
Net securities gains	3,581	2,782	799	29%
Other noninterest income:
Covered call premiums	6,074	7,039	(965)	(14%)
Loan fee income	5,170	5,102	68	1%
Mortgage banking services income	3,004	3,172	(168)	(5%)
Venture capital write-downs	(359)	(517)	158	31%
Miscellaneous income	970	807	163	20%

Total other noninterest income	14,859	15,603	(744)	(5%)

Total	$88,217	$78,238	$9,979	13%

Deposit services income increased $3.6 million, or 16%, primarily as a result of an increased number of deposit accounts and an increase in cash management and overdraft fees. Acquisitions during 2003 comprised a significant portion of the increased number of deposit accounts and increased overdraft fees.

Insurance brokerage commissions increased $1.4 million, or 11%, primarily as a result of increases in renewal and new business in 2004.

Merchant and electronic banking income increased $1.4 million, or 15%, primarily due to increases in the volume of transactions processed and increased market share from acquisitions. This increase was net of the impact of decreased debit card fee revenue due to the reductions in interchange rates resulting from the settlement of antitrust litigation brought against VISA and MasterCard by Wal-Mart, Sears and other retailers in August 2003. Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions.

Trust and investment management services income increased $1.8 million, or 24%, primarily due to an increase in fees which are based on the market value of trust assets under management. Assets under management increased to $8.9 billion at March 31, 2004 from $8.2 billion at March 31, 2003, an increase of $685 million. This increase was primarily due to improvements in the financial markets as well as new accounts.

Income from bank-owned life insurance (“BOLI”) increased $154 thousand, or 3%. Income from BOLI represents the increase in the cash surrender value of life insurance policies on the lives of certain employees who have consented to allowing Banknorth, NA, our wholly-owned banking subsidiary, to be the beneficiary of such policies. The cash surrender value of our BOLI was $493.7 million at March 31, 2004 compared to $488.8 million at December 31, 2003. Most of our BOLI is invested in the ‘general account’ of quality insurance companies. Standard and Poors rated all such general account carriers AA- or better at March 31, 2004. The BOLI investment provides a means to mitigate increasing employee benefit costs. For the first quarter of 2004, the average carrying value of BOLI was $490 million compared to $425 million for the first quarter of 2003.

Investment planning services income increased $1.6 million, or 49%, primarily due to an increase in commissions earned from increased sales of third party mutual funds and annuities resulting from improved market conditions.

Net securities gains increased $799 thousand, or 29%. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Other noninterest income decreased by $744 thousand, or 5%, primarily as a result of lower premiums received on covered call options.

Noninterest Expense

The following table presents noninterest expense during the periods indicated.

Table 5 - Noninterest Expense

	Three Months Ended
	March 31,		Change
	2004	2003	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$87,534	$80,693	$6,841	8%
Occupancy	15,709	14,909	800	5%
Equipment	11,890	11,250	640	6%
Data processing	10,436	10,178	258	3%
Advertising and marketing	7,523	5,060	2,463	49%
Amortization of identifiable intangible assets	1,904	1,997	(93)	(5%)
Merger and consolidation costs	1,614	4,450	(2,836)	(64%)
Other noninterest expense:
Telephone	3,370	3,468	(98)	(3%)
Office supplies	2,438	2,794	(356)	(13%)
Postage and freight	2,401	3,074	(673)	(22%)
Miscellaneous loan costs	514	948	(434)	(46%)
Deposits and other assessments	908	899	9	1%
Collection and carrying costs of non-performing assets	725	308	417	135%
Miscellaneous	12,753	9,880	2,873	29%

Total other noninterest expense	23,109	21,371	1,738	8%

Total	$159,719	$149,908	$9,811	7%

Noninterest expense increased $9.8 million, or 7%, in the first quarter of 2004 compared to the same period last year. This increase was primarily due to a higher compensation and employee benefits expense, advertising and marketing expense and miscellaneous expense, which were offset in part by reduced merger and consolidation costs.

Compensation and employee benefits expense increased 8% in the first quarter of 2004 compared to the same period last year primarily due to increased salaries and benefit costs primarily from acquisitions and merit increases. These increases were partially offset by decreased pension expense. Pension expense under the defined benefit pension plan was $2.9 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively. The fair value of plan assets as of March 31, 2004 was $240.6 million as compared to $158.1 million at March 31, 2003.

Advertising and marketing expense increased $2.5 million in the first quarter of 2004 compared to the same period last year primarily to attract customers who are looking for new banking opportunities following Bank of America Corporation’s acquisition of FleetBoston Financial Corporation. The increase in expense included new advertising promotions and corporate sponsorships (such as for the Boston Bruins, “Win a day with Ray” promotions and Tobin Bridge sponsorships) and expenses for the new comprehensive product catalogue for use in all of our branches.

The 64% decrease in merger and consolidation costs was due to the completion of the system conversions of the acquisitions of American and Warren Bancorp, Inc. in the first quarter of 2003. The following table summarizes merger and consolidation costs for the three months ended March 31, 2004 and 2003.

Table 6 - Merger and consolidation costs

	Three Months Ended
	March 31,
	2004	2003
Foxborough Saving Bank Merger Charges
Systems conversion and integration/customer communications	$130	$—
Other costs	27	—

	157	—

CCBT Financial Companies, Inc. Merger Charges
Systems conversion and integration/customer communications	535	—
Other costs	153	—

	688	—

F&O Merger Charges
Personnel costs	285	—
Systems conversion and integration/customer communications	648	—
Other costs	107	—

	1,040	—

American Merger Charges
Personnel costs	104	915
Systems conversion and integration/customer communications	6	1,221
Other costs	59	1,114

	169	3,250

Warren Bancorp, Inc. Merger Charges
Personnel costs	—	623
Systems conversion and integration/customer communications	—	505
Other costs	24	100

	24	1,228

Andover Bancorp, Inc./MetroWest Bank Merger Charges
Personnel costs		1
Other costs		(24)

	—	(23)

Other Costs
Bancorp Connecticut and Ipswich Bancshares, Inc. merger charges	6	38
Branch decommissioning costs	—	(43)
Reverse auto lease reserves (Banknorth - Vermont)	(470)	—

	(464)	(5)

Total Merger and Consolidation Costs	$1,614	$4,450

The following table summarizes activity in the accrual account for merger and consolidation costs from December 31, 2003 through March 31, 2004.

TABLE 7 - Merger and Consolidation Costs - Activity in the Accrual Account

					Non-cash Write
	Balance	Other		Cash	Downs and Other	Balance
	12/31/03	Reclassification	Charges	Payments	Adjustments	3/31/04
Foxborough Merger	$0	$0	$157	($157)	$0	$0
Cape Cod Merger	—	—	688	(688)	—	—
First & Ocean	250	1,715	1,040	(2,314)	—	691
American Merger	266	—	169	(169)	(266)	—
Warren Merger	27	—	24	(24)	(27)	—
Bancorp Connecticut Merger	466	—	6	(157)	—	315
Andover / MetroWest Mergers	84	—	—	(2)	—	82
Other Merger and Consolidation Costs	4	—	(470)	(4)	470	—

Total	$1,097	$1,715	$1,614	($3,515)	$177	$1,088

Other noninterest expense increased $1.7 million, or 8%, in the first quarter of 2004 compared to the same period last year largely due to increased professional and consulting fees.

Taxes

The effective tax rate was 34% for each of the three months ended March 31, 2004 and 2003.

We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Currently, federal and certain state income tax returns filed by us in recent years are under examination or scheduled to be examined in the near future. Examinations by tax authorities may result in challenges to the tax positions taken and judgments made by us. We believe that the positions taken and judgments made by us and amounts accrued for income taxes are adequate. Should tax laws change or tax authorities determine that our judgments were inappropriate, however, the result and adjustments required could have an adverse effect on our operations.

Comprehensive Income

Our comprehensive income amounted to $145.0 million and $82.5 million during the first quarters of 2004 and 2003, respectively. Comprehensive income differed from our net income in 2004 primarily due to a $54.6 million net unrealized gain on securities. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity in the unaudited Consolidated Financial Statements.

Our available for sale investment portfolio had net unrealized gains of $96.1 million, $11.8 million and $181.7 million ($62.5 million, $7.7 million and $118.1 million net of applicable income tax effects, respectively) at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The changes from period to period are due mainly to changes in prevailing interest rates and, to a lesser degree, the size of the available for sale investment portfolio. The change in fair value of our interest-bearing liabilities, which would tend to offset the change in fair value of available for sale securities, is not included in other comprehensive income.

FINANCIAL CONDITION

Our consolidated total assets increased by $426 million, or 2%, from $26.5 billion at December 31, 2003 to $26.9 billion at March 31, 2004. Total average assets were $26.5 billion and $25.1 billion for the three months ended March 31, 2004 and 2003, respectively. The increase in total average assets was largely due to the acquisitions in 2003, which increased average assets by approximately $1.9 billion. Total liabilities increased by $294 million since year-end 2003, primarily due to increases in borrowings. Shareholders’ equity totaled $2.7 billion at March 31, 2004 and $2.5 billion at December 31, 2003.

Securities

The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and wholesale funding sources.

The securities portfolio (including securities classified as held to maturity) averaged $7.3 billion during the first quarter of 2004, as compared to $7.9 billion in the first quarter of 2003. The net decrease in the securities portfolio resulted from the deleveraging program implemented by us in the second quarter of 2003, pursuant to which we sold $901 million of investments securities and used the proceeds to prepay $853 million of borrowings. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of the Company, and consists primarily of mortgage-backed securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which included securitized residential real estate loans held in a REMIC, and asset-backed securities. The majority of securities available for sale were rated AAA or equivalently rated at March 31, 2004. The average yield on securities was 4.22% for the quarter ended March 31, 2004 and 4.54% for the quarter ended March 31, 2003. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain of $62.5 million and $7.7 million at March 31, 2004 and December 31, 2003, respectively. These unrealized gains do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains, net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $16.5 billion during the first quarter of 2004, an increase of $1.6 billion, or 11%, from the first quarter of 2003. This increase was primarily attributable to growth in consumer loans and leases, commercial real estate loans and, to a lesser extent, commercial business loans and leases. Average loans and leases as a percent of average earning assets was 69% during the quarter ended March 31, 2004 compared to 65% during the quarter ended March 31, 2003.

Average residential real estate loans (which include mortgage loans held for sale) of $2.7 billion during the first quarter of 2004 decreased $67 million from the average amount of such loans during the first quarter of last year. Excluding acquisitions, average residential loans decreased approximately $502 million, or 16%, as a result of increased refinancing activity and prepayments in a lower interest rate environment. Mortgage loans held for sale amounted to $47.0 million and $41.7 million at March 31, 2004 and December 31, 2003, respectively. We are currently selling substantially all of the conforming 30-year fixed-rate loans we originate.

Average commercial real estate loans of $5.5 billion increased $627 million, or 13%, from the first quarter of last year. Excluding acquisitions, average commercial real estate loans increased $524 million, or 10%. While most of our markets reflected increases, the largest increases were in Massachusetts and Connecticut. The average yield on commercial real estate loans during the first quarter of 2004 was 5.71%, as compared to 6.42% in the first quarter of 2003, a decrease of 71 basis points. The lower yield reflects the effect of the downward repricing of variable-rate loans, the refinancing of fixed-rate loans at lower rates and the origination of new loans at the lower prevailing rates.

Commercial business loans and leases averaged $3.4 billion during the first quarter of 2004, an increase of $380 million, or 13%, over the first quarter of 2003. Excluding acquisitions, average commercial business loans and leases increased $327 million, or 11%. Massachusetts reflected the greatest amount of growth. The yield on commercial business loans and leases decreased to 4.82% in the first quarter of 2004 from 5.32% in the first quarter of 2003. The decrease in the yield was primarily due to lower rates on new loans and the repricing of variable-rate loans.

Consumer loans and leases averaged $4.9 billion during the first quarter of 2004, an increase of $696 million, or 17%, from the first quarter of 2003. Excluding acquisitions, average consumer loans and leases increased $410 million or 9%. The growth in consumer loans was primarily in home equity loans and indirect automobile loans. The average yield on consumer loans and leases decreased to 5.12% in the first quarter of 2004 from 6.02% in the first quarter of 2003. For a description of the types of loans and leases in our loan and lease portfolio and a breakdown of our consumer loans, see “Credit Risk.”

Deposits

Total deposits averaged $17.7 billion during the first quarter of 2004, an increase of $1.4 billion from the first quarter of 2003 due primarily to an increase in noninterest-bearing and money market and NOW accounts. The ratio of loans to deposits was 93% at March 31, 2004 and 91% at December 31, 2003.

Average noninterest-bearing deposits totaled $3.5 billion during the first quarter of 2004, an increase of $582 million, or 20%, from the first quarter of 2003. Excluding acquisitions, average noninterest-bearing deposits increased $509 million, or 17%.

Average interest-bearing deposits of $14.2 billion during the first quarter of 2004 increased $843 million from the first quarter of 2003. Excluding acquisitions, average savings, money market and NOW accounts increased $620 million, or 7%, while certificates of deposits declined by 16%. The decline in certificates of deposits resulted from our decision to allow deposits priced above alternate funding costs to run off. The average rates paid on NOW and money market accounts decreased 22 basis points from 1.02% in the first quarter of 2003 to 0.80% in the first quarter of 2004 due largely to lower prevailing interest rates. The average rates paid on all deposit types decreased by 45 basis points from 1.55% in the first quarter of 2003 to 1.10% in the first quarter of 2004, reflecting the decline in prevailing interest rates.

Included within the deposit categories above are government banking deposits, which averaged $1.5 billion in the first quarter of 2004 and $1.1 billion in the first quarter of 2003. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

We use both short-term and long-term borrowings to balance earning assets growth. Short-term borrowings, which include federal funds purchased, retail securities sold under agreements to repurchase and other short-term borrowings, amounted to $1.6 billion and $1.5 billion at March 31, 2004 and December 31, 2003, respectively, a decrease of $113 million, or 7%.

At March 31, 2004, we also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. There were no drawdowns on this line in either the first quarter of 2004 or 2003. We also have additional borrowing capacity as more fully described under “Liquidity” below.

Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $4.4 billion at March 31, 2004 and December 31, 2003.

At March 31, 2004 and December 31, 2003, FHLB borrowings amounted to $1.5 billion. FHLB collateral consists primarily of first mortgage loans secured by single-family properties. These borrowings had an average cost of

4.25% during the three months ended March 31, 2004 as compared to 4.52% during the three months ended March 31, 2003.

At March 31, 2004 and December 31, 2003, we had $150 million of 5-year senior notes carrying a fixed rate of 3.75%. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.

At March 31, 2004 and December 31, 2003, subordinated debt consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes.

At March 31, 2004 and December 31, 2003, we had outstanding $305.6 million of junior subordinated debentures issued by us to affiliated trusts. See “Capital” below.

At March 31, 2004 and December 31, 2003, wholesale securities sold under repurchase agreements amounted to $2.2 billion and were collateralized by mortgage-backed securities and U.S. Government obligations.

CONTRACTUAL OBLIGATIONS

The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at March 31, 2004.

Table 8 - Contractual obligations and other commitments
Contractual Obligations (1)

		Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$2,154,856	$104,346	$728,827	$311,204	$1,010,479
Capital lease obligations	6,024	62	213	995	4,754
Repurchase agreements - wholesale	2,242,338	1,042,338	1,100,000	—	100,000

Total long-term debt	4,403,218	1,146,746	1,829,040	312,199	1,115,233
Operating lease obligations	128,245	25,477	39,877	26,324	36,567
Pension plan contribution	20,000	20,000	—	—	—
Other benefit plan payments	35,022	3,130	6,196	5,955	19,741
Other vendor obligations	32,900	10,123	20,246	2,531	—

Total contractual obligations	$4,619,385	$1,205,476	$1,895,359	$347,009	$1,171,541

(1) Other liabilities are short term in nature, except for liabilities related to employee benefit plans.

Other Commitments

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 - 5	After 5
	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$4,320,681	$287,906	$261,970	$31,808	$3,738,997
Standby letters of credit	441,304	115,103	60,788	117,147	148,266
Commercial letters of credit	14,740	7,051	6,407	1	1,281
Commitments to originate loans	1,840,128	1,279,534	302,603	45,851	212,140
Other commitments	46,640	13,239	5,834	1,451	26,116

Total commitments	$6,663,493	$1,702,833	$637,602	$196,258	$4,126,800

Derivative Financial Instruments

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 - 5	After 5
	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$370,564	$23,176	$—	$67,085	$280,303
Interest rate swaps with dealers (2)	370,564	23,176	—	67,085	280,303
Interest rate swaps on borrowings (3)	566,500	25,000	191,500	150,000	200,000
Forward commitments to sell loans	106,957	106,957	—	—	—
Foreign currency forward contracts: (4)
Forward contracts with customers	39,545	27,940	11,605	—	—
Forward contracts with dealers	39,382	27,867	11,515	—	—
Rate-locked loan commitments	73,243	73,243	—	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable).

(2)	Swaps with dealers (Banknorth pays fixed, receives variable) which offset the interest rate swaps with commercial borrowers.

(3)	Swaps on borrowings (Banknorth pays variable, receives fixed).

(4)	Forward contracts for customer accommodations.

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

Our board of directors has established the overall strategic direction for Banknorth and approves our overall risk policies and oversees our overall risk management process. The board has established two board committees, consisting of Audit and Board Risk Management, and has charged each committee with overseeing key risks. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines, which identifies and monitors key operational risks. The Operational Risk Committee reports to the Board Risk Management Committee on a regular basis.

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

Our residential loan portfolio accounted for 16% of the total loan portfolio at March 31, 2004 and 17% at December 31, 2003. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At March 31, 2004, 0.30% of our residential loans were nonperforming, as compared to 0.26% at December 31, 2003 and 0.32% at March 31, 2003.

Our commercial real estate loan portfolio accounted for 33% of the total loan portfolio at March 31, 2004 and 34% at December 31, 2003. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states and upstate New York. At March 31, 2004, 0.44% of our commercial real estate loans were nonperforming, as compared to 0.36% at December 31, 2003 and 0.46% at March 31, 2003.

Our commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at March 31, 2004 and December 31, 2003. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $96.8 million at March 31, 2004. We do not emphasize the purchase of participations in syndicated commercial loans. At March 31, 2004, we had $389.7 million of outstanding participations in syndicated commercial loans and had an additional $338 million of unfunded commitments related to these participations. At March 31, 2004, 0.83% of our commercial business loans were nonperforming, as compared to 0.74% at December 31, 2003 and 1.25% at March 31, 2003.

The following table presents the geographic distribution of our commercial loans and leases at March 31, 2004 and December 31, 2003.

Table 9 - Commercial Loans and Leases by State

	Commercial Real Estate Loans				Commercial Business Loans and Leases
	March 31,	December 31,	Change		March 31,	December 31,	Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Massachusetts	$2,540,855	$2,565,064	($24,209)	(0.94%)	$1,254,668	$1,173,803	$80,865	6.89%
Maine	880,383	885,791	(5,408)	(0.61%)	708,129	658,902	49,227	7.47%
New Hampshire	751,034	732,249	18,785	2.57%	494,683	494,811	(128)	(0.03%)
Vermont	647,735	645,608	2,127	0.33%	461,226	438,483	22,743	5.19%
Connecticut	529,768	504,624	25,144	4.98%	371,139	332,749	38,390	11.54%
New York	199,631	195,526	4,105	2.10%	192,248	188,346	3,902	2.07%

Total	$5,549,406	$5,528,862	$20,544	0.37%	$3,482,093	$3,287,094	$194,999	5.93%

Consumer loans and leases accounted for 30% of our total loan portfolio at March 31, 2004 and 29% at December 31, 2003. In the fourth quarter of 2003, we ceased originating vision, dental and orthodontia fee plan loans and mobile home loans. The decrease in this loan type reflects the run-off of those loans. At March 31, 2004, 0.13% of our consumer loans were nonperforming, as compared to 0.18% at December 31, 2003 and 0.17% at March 31, 2003.

The following table lists our consumer loans and leases by type as of March 31, 2004 and December 31, 2003:

Table 10 - Composition of Consumer Loans and Leases

	March 31,		December 31,		Change
	2004		2003		2004-2003
		% of		% of
	Amount	Total	Amount	Total	Amount	Percent
Home equity	$2,351,463	47.56%	$2,274,793	47.20%	$76,670	3.37%
Automobile	1,654,744	33.47%	1,596,504	33.13%	58,240	3.65%
Mobile home	133,566	2.70%	141,407	2.93%	(7,841)	(5.54%)
Vision, dental, and orthodontia fee plan	97,490	1.97%	120,694	2.50%	(23,204)	(19.23%)
Education	269,220	5.44%	234,226	4.86%	34,994	14.94%
Other	438,090	8.86%	451,899	9.38%	(13,809)	(3.06%)

Total	$4,944,573	100.00%	$4,819,523	100.00%	$125,050	2.59%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets were 0.26% at March 31, 2004, 0.24% at December 31, 2003 and 0.31% at March 31, 2003. Total nonperforming assets as a percentage of total loans and total other nonperforming assets was 0.42% at March 31, 2004, 0.39% at December 31, 2003 and 0.53% at March 31, 2003. See Table 11 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets decreased from $82.7 million at March 31, 2003 to $63.1 million at December 31, 2003, due primarily to a $14.2 million decrease in nonperforming commercial business loans and leases, and increased to $70.6 million at March 31, 2004, due to a $4.9 million increase in nonperforming commercial real estate loans and a $4.6 million increase in nonperforming commercial business loans and leases.

We continue to focus on asset quality issues and to allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. The collection, workout and asset management functions focus on the reduction of nonperforming assets. Despite the ongoing focus on asset quality and relatively low levels of nonperforming assets, there can be no assurance that adverse changes in the real estate markets and economic conditions in our primary market areas will not result in higher nonperforming asset levels in the future and negatively impact our operations through higher provisions for loan losses, net loan charge-offs, decreased accrual of interest income and increased noninterest expenses as a result of the allocation of resources to the collection and workout of nonperforming assets.

The following table presents nonperforming assets for the last five quarters.

TABLE 11 — Nonperforming assets

	2004	2003
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans and leases:
Residential real estate loans	$7,990	$7,157	$9,135	$9,827	$9,828
Commercial real estate loans	24,619	19,700	27,069	19,139	22,990
Commercial business loans and leases	28,978	24,412	22,857	24,577	38,562
Consumer loans and leases	6,267	8,493	7,664	7,192	7,457

Total nonaccrual loans and leases	67,854	59,762	66,725	60,735	78,837
Other nonperforming assets:
Other real estate owned, net of related reserves	389	529	921	814	541
Repossessions, net of related reserves	2,311	2,812	2,711	2,911	3,276
Securities available for sale	—	—	—	—	—

Total other nonperforming assets	2,700	3,341	3,632	3,725	3,817

Total nonperforming assets	$70,554	$63,103	$70,357	$64,460	$82,654

Accruing loans and leases which are 90 days or more overdue	$7,929	$4,915	$3,163	$2,995	$3,349

Total nonperforming loans as a percentage of total loans and leases(1)	0.41%	0.37%	0.42%	0.39%	0.51%
Total nonperforming assets as a percentage of total assets	0.26%	0.24%	0.27%	0.25%	0.31%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.42%	0.39%	0.44%	0.41%	0.53%

(1)	Total loans and leases exclude residential real estate loans held for sale.

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At March 31, 2004, we had $7.9 million of accruing loans which were 90 days or more delinquent, as compared to $4.9 million at December 31, 2003 and $3.3 million at March 31, 2003. The $3.0 million increase in accruing loans which were 90 days or more delinquent was primarily related to guaranteed student loans. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.

Net Charge-offs

Net charge-offs amounted to $8.5 million for the three months ended March 31, 2004, as compared to $8.8 million for the three months ended March 31, 2003. Net charge-offs represented 0.21% and 0.24% of average loans and leases outstanding for the quarters ended March 31, 2004 and 2003, respectively.

The following table presents net charge-offs by loan type and the activity in the allowance for loan and lease losses during the period indicated.

TABLE 12 — Allowance for Loan and Lease Losses

	2004 First	2003 Fourth	2003 Third	2003 Second	2003 First
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance at beginning of period	$232,287	$229,581	$227,240	$226,677	$208,273
Additions due to acquisitions	—	2,661	—	—	16,346
Charge-offs:
Residential real estate mortgages (1)	(55)	25	63	53	55
Commercial real estate mortgages	221	87	27	202	262
Commercial business loans and leases	2,711	4,302	3,011	5,754	3,205
Consumer loans and leases	8,405	9,212	8,782	6,959	7,609

Total loans and leases charged off	11,282	13,626	11,883	12,968	11,131

Recoveries:
Residential real estate mortgages	17	15	5	22	22
Commercial real estate mortgages	667	255	296	676	534
Commercial business loans and leases	926	1,900	2,493	1,286	689
Consumer loans and leases	1,182	1,101	930	1,047	1,043

Total loans and leases recovered	2,792	3,271	3,724	3,031	2,288

Net charge-offs	8,490	10,355	8,159	9,937	8,843
Provision for loan and lease losses	9,500	10,400	10,500	10,500	10,901

Allowance at end of period	$233,297	$232,287	$229,581	$227,240	$226,677

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (2)	0.21%	0.26%	0.20%	0.25%	0.24%
Ratio of allowance to total loans and leases at end of period (2)	1.40%	1.42%	1.44%	1.44%	1.46%
Ratio of allowance to nonperforming loans and leases at end of period	344%	389%	344%	374%	288%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (2):
Residential real estate mortgages	(0.011%)	0.001%	0.008%	0.004%	0.005%
Commercial real estate mortgages	(0.032%)	(0.012%)	(0.020%)	(0.037%)	(0.022%)
Commercial business loans and leases	0.211%	0.295%	0.064%	0.568%	0.339%
Consumer loans and leases	0.593%	0.688%	0.681%	0.531%	0.636%
Total portfolio loans and leases at end of period	16,623,612	16,345,962	15,925,852	15,733,312	15,579,173
Total nonperforming loans and leases at end of period	67,854	59,762	66,725	60,735	78,837
Average loans and leases outstanding during the period (2)	16,511,538	15,976,068	15,841,521	15,634,071	14,829,108

(1)	Residential real estate charge-offs include estimates of charge-offs and reversals of prior period estimates which may result in a “negative charge-offs.”

(2)	Excludes residential real estate loans held for sale.

Potential Problem Loans

In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $142 million at March 31, 2004 and December 31, 2003. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.

Analysis and Determination of the Allowance for Loan and Lease Losses

The allowance for loan and lease losses amounted to $233.3 million at March 31, 2004 and $232.3 million at December 31, 2003. The $1.0 million increase was due to the provision for loan and lease losses exceeding net charge-offs during the first quarter of 2004. The ratio of the allowance to total portfolio loans and leases at March 31, 2004 was 1.40% compared to 1.42% at December 31, 2003. The ratio of the allowance for loan and lease losses to nonperforming loans was 344% at March 31, 2004 and 389% at December 31, 2003.

The allowance for loan and lease losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation. As discussed under “Critical Accounting Policies,” we believe that the methods used by us in determining the allowance for loan and lease losses constitute a critical accounting policy. Although we exercise judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management - Nonperforming Assets,” there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods. Management determined that the allowance for loan and lease losses was adequate at March 31, 2004.

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies, goals, and objectives that are adopted and reviewed by our board of directors and monitored periodically by the Board Risk Management Committee. The board delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Senior management determines the strategic directives that guide the day-to-day management of our activities and interest rate risk exposure. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and the regional presidents of our banking subsidiary.

Interest Rate Risk

Interest rate risk is the risk of loss to future earnings or long-term value resulting from changes in interest rates and is by far the most significant non-credit risk to which we are exposed. This risk arises directly from our core lending and deposit gathering activities and is predominantly concentrated in our mortgage-related assets as well as our non-maturity deposits. Mortgage related assets typically give borrowers the option to prepay at any time without penalty. Principal cash flows that come from these assets are highly interest rate sensitive. As interest rates fall, borrowers are more likely to pay off their existing mortgages, which results in higher cash flows that we must in turn reinvest. Replacing these higher-rate mortgage assets with lower-rate mortgage assets has the potential to reduce our net interest income unless we can also reduce either our wholesale or retail funding costs. In the low interest rate environment, bank deposits can increase, especially if the market risk premium is not sufficient to adequately compensate investors. Consequently, under such circumstances, we can have even more cash to reinvest in low yielding assets. Conversely, rising rates tend to have the opposite effect on both mortgage assets and non-maturity deposits. Higher rates make borrowers less likely to refinance existing debt, resulting in lower cash flows for us to reinvest. And, if the market risk premium is sufficiently high, depositors could be enticed to take additional investment risk and move deposits from banks into riskier assets, such as equities. This in turn could result in less cash to invest or even require us to use wholesale funding market sources more actively. In the case of higher interest rates, our funding sources could reprice faster than our assets and at higher rates, thereby reducing our interest rate spread and net interest margin. The degree to which future earnings or long-term value is subject to interest rate risk depends on how closely the characteristics of our interest-earning assets match those of our interest-bearing liabilities.

In addition to directly impacting mortgage asset and deposit cash flows, interest rate changes affect (i) the amount of loans originated and sold by us, (ii) the level and composition of deposits, (iii) the ability of borrowers to repay adjustable or variable rate loans, (iv) the average maturity of loans and investments, (v) the rate of amortization of premiums paid on securities, capitalized mortgage servicing rights, deferred fees and purchase accounting adjustments, (vi) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and the resultant ability to realize gains and (vii) per SFAS Nos. 133 and 138, the fair value of derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in earnings.

Assessment and Measurement

The overall objective of interest rate risk management is to deliver consistent net interest income growth and returns on equity over a wide range of possible interest rate environments. To that end, management focuses on (i) key interest rate risk metrics and assessment of our exposure to this risk, (ii) a careful review and consideration of modeling assumptions and (iii) asset and liability management strategies that help attain the corporate goals and objectives adopted by our board of directors.

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

Net Interest Income Sensitivity

Net interest income is our largest source of revenue. Net interest income sensitivity is our primary short-term measurement used to assess risk to our ongoing business. Management believes that net interest income sensitivity gives us the best perspective of how day-to-day decisions affect our interest rate risk profile. We subject forward 12-month net interest income projections to various rate movements using a simulation model for various specified interest rate scenarios. Simulations are run monthly and include scenarios where market rates are “shocked” up and down, scenarios where market rates gradually change or “ramp” up and down and scenarios where the slope of the market yield curve changes. Our base simulation assumes that rates do not change for the next 12 months. The sensitivity measurement is calculated as the percentage variance of the net interest income simulations to the base simulation results. Results for the gradual “ramps” are compared to policy guidelines and are disclosed in the interest rate risk results below.

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

Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. All interest rate risk measures were within compliance guidelines at March 31, 2004. The ALCO currently is more focused on strategies that prove beneficial to income should rates rise and the yield curve flattens, as well as on the gradual decreasing 1% rate scenario.

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

Table 13 - Sensitivity of Net Interest Income

	200 Basis Point	100 Basis Point	100 Basis Point
	Rate Increase	Rate Increase	Rate Decrease
March 31, 2004	(0.78%)	(0.13%)	(0.52%)

December 31, 2003	(0.26%)	0.24%	(0.71%)

Derivative Instruments

Purpose and Benefits

Derivative financial instruments are important tools that we use to manage interest rate risk. When appropriate, we use derivatives such as interest-rate swaps, interest rate floors, interest rate caps and interest rate corridor agreements and forward security sales, among other instruments.

Certain derivatives are used to hedge certain wholesale funding activities and the mortgage origination pipeline. These instruments are designated as hedges at inception in accordance with SFAS No. 133. At March 31, 2004, our designated hedging activities consisted of forward commitments related to hedging our mortgage banking operations and interest-rate swaps on fixed-rate borrowings. See Table 15 below.

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

The decrease in residential mortgage loan originations in the first quarter of 2004 resulted in a decrease in average residential mortgages held for sale and average rate-locked commitments in the first quarter of 2004 compared to the first quarter of 2003. The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.

Table 14 - Average Balances of Loans Held for Sale and Related Hedges

	Three Months Ended
	March 31,
	2004	2003
Residential mortgage loans held for sale	$37,858	$86,893
Rate-locked loan commitments	48,961	94,513
Forward sales contracts	75,600	170,075

Interest rate derivatives, primarily interest rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. In the first quarter of 2004, we recorded a total notional amount of $51.8 million of interest rate swaps with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in the table below includes both the customer and offsetting dealer transactions.

Foreign Exchange or Market Risk

Our earnings are not materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

Foreign currency forward contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange and trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts. To date, all customers and correspondents have performed in accordance with contractual terms.

The following table summarizes our derivative positions at March 31, 2004.

Table 15 - Derivative Positions

Asset-Liability Management Positions

	Notional Amount Maturing						Fair
March 31, 2004	2004	2005	2006	2007	Thereafter	Total	Value
Interest rate contracts
Pay variable, receive fixed	$—	$216,500	$—	$—	$350,000	$566,500	$13,800
Forward commitments to sell loans	106,957	—	—	—	—	106,957	(33)

Customer-related Positions

	Notional Amount Maturing						Fair
March 31, 2004	2004	2005	2006	2007	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$23,176	$—	$—	$12,846	$334,542	$370,564	$13,263
Pay fixed, receive variable	23,176	—	—	12,846	334,542	370,564	(13,263)
Foreign currency forward contracts
Forward contracts with customers	27,940	11,605	—	—	—	39,545	(2,806)
Forward contracts with dealers	27,867	11,515	—	—	—	39,382	2,993
Rate-locked loan commitments	73,243	—	—	—	—	73,243	202 (1)

(1)	No value has been assigned to potential mortagage servicing rights related to rate-locked loan commitments.

2004 Asset Liability Management Actions

The most significant factors affecting market risk exposure of net interest income in the first quarter of 2004 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (ii) changes in the composition of the investment portfolio, (iii) changes in the composition of mortgage assets and prepayment speeds of mortgage assets, (iv) reduction of deposit interest expense and (v) changes in the wholesale funding structure, including $500 million of fixed-rate repurchase agreements maturing in February 2006 to an average of 3 month LIBOR plus 0.48%.

Interest rates in the first quarter of 2004 fell, with 10-year Treasury yields falling to end the first quarter approximately 41 basis points lower than year-end. Falling mortgage rates resulted in a pick up of mortgage loan activity and projected mortgage loan prepayments are forecasted to be slightly higher to start the second quarter. Asset and liability management actions taken in the first quarter of 2004 reduced simulated asset sensitivity. These actions included the purchase of securities less susceptible to prepayments in a rising rate environment. The above net interest income table reflects the net impact of these changes. The falling interest rate scenarios remain asset sensitive, albeit to a lesser degree than year-end and our rising rate scenarios are now slightly liability sensitive. Without further actions, net interest income is projected to remain stable if short and long interest rates move symmetrically higher and increase if the yield curve becomes steeper.

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

Parent Company

On a parent-only basis at March 31, 2004, our debt service requirements consisted primarily of $305.6 million junior subordinated debentures issued by us to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued to four affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027, have interest rates ranging from 8% to 10.52% and annual debt service payments of $26.0 million. The senior notes have annual debt service payments of $5.6 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. At March 31, 2004, our subsidiary bank had $590.0 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $225.3 million in cash or cash equivalents at March 31, 2004.

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

We continually monitor and forecast our liquidity position. There are several interdependent methods which we use for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingency funding plans.

As of March 31, 2004, Banknorth, NA had in the aggregate $4.0 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or sales of securities. This represented 22% of retail deposits, as compared to a current policy minimum of 10% of deposits.

Also as of March 31, 2004, Banknorth, NA had in the aggregate “potentially volatile funds” of $2.4 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

As of March 31, 2004, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 163%, versus a policy minimum of 100%.

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

We have a shelf registration on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows affiliated trusts to sell capital securities. We had $650 million of remaining authority under this shelf registration statement at March 31, 2004.

CAPITAL

At March 31, 2004, shareholders’ equity amounted to $2.7 billion, or 9.87% of total assets. At December 31, 2003, shareholders’ equity amounted to $2.5 billion, or 9.53% of total assets.

We paid a cash dividend of $0.195 per share on our common stock during the first quarter of 2004 compared to $0.16 per share in the first quarter of 2003.

We have a stock repurchase program that was approved by the Board in 2002 and has a total of 2.9 million shares available for repurchase at March 31, 2004. There were no repurchases in the first quarter of 2004.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) respectively require us and our banking subsidiary to maintain certain ratios, set forth below. At March 31, 2004, Banknorth Group, Inc. and Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

Table 16 - Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004
Banknorth Group, Inc.
Total capital (to risk-weighted assets)	$2,167,587	11.47%	$1,511,723	8.00%	$655,864	3.47%
Tier 1 capital (to risk weighted assets)	1,734,290	9.18%	755,861	4.00%	978,429	5.18%
Tier 1 leverage capital ratio (to average assets)	1,734,290	6.84%	1,013,951	4.00%	720,339	2.84%
Banknorth NA
Total capital (to risk-weighted assets)	2,073,285	10.99%	1,508,869	8.00%	564,416	2.99%
Tier 1 capital (to risk-weighted assets)	1,639,988	8.70%	754,435	4.00%	885,553	4.70%
Tier 1 leverage capital ratio (to average assets)	1,639,988	6.48%	1,013,029	4.00%	626,959	2.48%
As of December 31, 2003
Banknorth Group, Inc.
Total capital (to risk-weighted assets)	$2,088,061	11.29%	$1,479,352	8.00%	$608,709	3.29%
Tier 1 capital (to risk-weighted assets)	1,656,848	8.96%	739,676	4.00%	917,172	4.96%
Tier 1 leverage capital ratio (to average assets)	1,656,848	6.65%	996,777	4.00%	660,071	2.65%
Banknorth NA
Total capital (to risk-weighted assets)	1,970,705	10.67%	1,477,591	8.00%	493,114	2.67%
Tier 1 capital (to risk-weighted assets)	1,539,814	8.34%	738,796	4.00%	801,018	4.34%
Tier 1 leverage capital ratio (to average assets)	1,539,814	6.18%	995,893	4.00%	543,921	2.18%

Net risk-weighted assets were $18.8 billion and $18.5 billion at March 31, 2004 and December 31, 2003, respectively, for Banknorth Group, Inc. and Banknorth, NA.

At March 31, 2004 and December 31, 2003, we operated four affiliated trusts for the purpose of issuing to unaffiliated parties capital securities and investing the proceeds from the sale thereof in junior subordinated debentures issued by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.

The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at December 31, 2003 and March 31, 2004.

Table 17 - Affiliated Trusts

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity
Name	Date	Securities	Securities	Debentures (1)	Rate	Date
Peoples Heritage Capital Trust I	1/31/1997	$61,775	$3,093	$64,868	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	928	30,928	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032

		$295,275	$10,316	$305,591

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

The regulatory capital treatment of capital securities issued by subsidiary trusts of bank holding companies is currently under review by the banking regulators in light of the issuance by the Financial Accounting Standards Board of Interpretation No. 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (“FIN 46”). See Note 12 to the unaudited Consolidated Financial Statements. Our capital securities are currently included in the Tier 1 capital of Banknorth and, at March 31, 2004, amounted to 17.0% of its Tier 1 capital. Depending on the future determination of banking regulators, capital securities issued by affiliated trusts which are not consolidated under FIN 46 may no longer qualify for Tier 1 capital treatment, but instead they or the related junior subordinated debentures may qualify for Tier 2 capital treatment. Outstanding capital securities may or may not be grandfathered by the Federal Reserve Board for treatment as Tier 1 capital for regulatory purposes. On July 2, 2003, the Federal Reserve Board issued a Supervision and Regulation Letter requiring that bank holding companies continue to follow the current instructions for reporting capital securities in their regulatory reports. The effect of the letter is that we will continue to report our capital securities in Tier 1 capital until further notice from the Federal Reserve Board. As noted above, at March 31, 2004, we were classified as “well capitalized” for regulatory purposes, the highest classification. We believe that our classification would have remained “well-capitalized” were the capital securities issued by subsidiary trusts included in our Tier 2 capital and not in Tier 1 capital. If our trust capital securities were no longer allowed to be included in Tier 1 capital as a result of accounting and regulatory developments, we would be permitted to redeem the capital securities without penalty. If capital securities issued by affiliated trusts or the related junior subordinated debentures were not granted Tier 2 status, we believe that we would remain in compliance with existing minimum capital requirements.

At March 31, 2004 and December 31, 2003, we also had $200 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.

Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 25.1% at March 31, 2004 and 25.9% at December 31, 2003. We currently do not anticipate any additional purchases or sales of BOLI.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2003 Annual Report on Form 10-K, we have identified the following critical accounting policies: allowance for loan and lease losses, accounting for acquisitions and review of related goodwill and other intangible assets, accounting for pension plans and accrued income taxes. We consider these policies as our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies. Our critical accounting policies have not changed since December 31, 2003.

IMPACT OF NEW ACCOUNTING STANDARDS

For information on the impact of new accounting standards, see Note 12 to the unaudited Consolidated Financial Statements.

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

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, Banknorth and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various classes of claimants. Certain of these actions assert claims for substantial monetary damages against Banknorth and its subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, management does not believe that the eventual outcome of pending litigation against Banknorth and its subsidiaries will have a material adverse effect on the consolidated financial position, liquidity or results of operations of Banknorth. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on Banknorth’s consolidated results of operations in any future reporting period.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table sets forth information with respect to any purchase made by or on behalf of Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Banknorth common stock during the indicated periods.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
January 1-31, 2004	—	—	—	—
February 1-29, 2004	—	—	—	—
March 1-31, 2004	—	—	—	2,853,200

(1)	In February 2002, the Board of Directors approved a program to repurchase up to 8,000,000 shares of Banknorth common stock. The program does not have an expiration date.

Item 3. Defaults Upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders –

(a)	An annual meeting of shareholders of Banknorth was held on April 27, 2004 (“Annual Meeting”).

(b)	Not applicable.

(c)	There were 162,912,877 shares of Common Stock eligible to be voted at the Annual Meeting and 141,272,347 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and vote for each proposal were as follows:

1.	Election of directors for Three-Year Terms and one for One-Year Term.

Director Nominees Elected for Three-Year Terms:

	FOR	AGAINST
Dana S. Levenson	140,161,297	1,111,042
John M. Naughton	138,378,878	2,893,462
Angelo P. Pizzagalli	140,078,775	1,193,563

2.	Proposal to ratify the appointment of KPMG LLP as our independent auditor for the year ending December 31, 2004.

FOR	AGAINST	ABSTAIN
137,880,076	3,126,472	265,788

Item 5. Other Information – not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report.

Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2 Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1 Certification of Chief Executive Officer under 18 U.S.C. § 1350.

Exhibit 32.2 Certification of Chief Financial Officer under 18 U.S.C. § 1350.

(b)	During the quarter ended March 31, 2004, we filed the following Current Reports on Form 8-K or 8-K/A:

January 2, 2004, relating to the completion of the First & Ocean BanCorp acquisition;

January 20, 2004, relating to our fourth quarter and year-ended 2003 financial results;

February 26, 2004, relating to our chairman’s presentation at a KBW conference;

March 3, 2004 relating to our chief operating officer’s presentation at a Sandler conference and

March 15, 2004 relating to the announcement of the conference call for the first quarter of 2004 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKNORTH GROUP, INC.

Date:May 5, 2004	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer

Date: May 5, 2004	By:	/s/ Stephen J. Boyle

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