Form 10-Q/A
period 2004-03-31
BANKNORTH GROUP INC/ME
filed 2004-05-06
CIK 829750

FORM 10-Q/A

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

This amended Form 10-Q is being amended by the Company to modify certain statements in the paragraph preceding Table 13 which were inconsistent with such table.

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

The table below sets forth information regarding estimated changes in net interest income for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. Assuming a downward shift in rates, because most deposit accounts have implied interest rate floors, it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the simulated increase in interest income would be less than the simulated increase in interest expense because total adjustable interest-earning assets will reprice less quickly than will total adjustable interest-bearing liabilities. These results are dependent on material assumptions such as those discussed above.

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

BANKNORTH GROUP, INC.

Date:May 6, 2004	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer

Date: May 6, 2004	By:	/s/ Stephen J. Boyle

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