Form 10-Q
period 2004-06-30
BANKNORTH GROUP INC/ME
filed 2004-08-04
CIK 829750

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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
Yes [ x ]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [x ]  No [   ]

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of July 31, 2004 is:

Common stock, par value $.01 per share	172,903,080
(Class)	(Outstanding)

Available on the Web @ www.banknorth.com

INDEX

BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$613,675	$669,686
Federal funds sold and other short term investments	10,917	4,645
Securities available for sale, at market value	7,888,172	7,122,992
Securities held to maturity (market value of $103,227 and $124,344 at June 30, 2004 and December 31, 2003, respectively)	103,792	124,240
Loans held for sale	67,207	41,696
Loans and leases:
Residential real estate mortgages	3,092,269	2,710,483
Commercial real estate mortgages	6,086,800	5,528,862
Commercial business loans and leases	3,825,003	3,287,094
Consumer loans and leases	5,106,240	4,819,523

Total loans and leases	18,110,312	16,345,962
Less: Allowance for loan and lease losses	247,620	232,287

Net loans and leases	17,862,692	16,113,675

Premises and equipment, net	288,362	264,818
Goodwill	1,364,716	1,126,639
Identifiable intangible assets	53,972	36,415
Bank-owned life insurance	500,132	488,756
Other assets	522,153	460,173

Total assets	$29,275,790	$26,453,735

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,624,256	$2,460,522
Money market access and NOW accounts	7,872,310	7,130,534
Certificates of deposit	4,701,046	4,733,104
Noninterest-bearing deposits	4,139,017	3,577,025

Total deposits	19,336,629	17,901,185
Short-term borrowings	3,475,805	2,336,947
Long-term debt	3,435,620	3,545,917
Other liabilities	161,044	149,167

Total liabilities	26,409,098	23,933,216

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 191,485,675 in 2004 and 182,292,973 in 2003)	1,915	1,823
Paid-in capital	1,733,306	1,435,005
Retained earnings	1,629,153	1,508,292
Treasury stock, at cost (18,940,108 shares in 2004 and 20,105,254 shares in 2003)	(405,632)	(430,608)
Accumulated other comprehensive income (loss)	(92,050)	6,007

Total shareholders’ equity	2,866,692	2,520,519

Total liabilities and shareholders’ equity	$29,275,790	$26,453,735

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans and leases	$225,530	$225,809	$441,309	$446,094
Interest and dividends on securities	83,616	76,669	160,489	165,711

Total interest and dividend income	309,146	302,478	601,798	611,805

Interest expense:
Interest on deposits	39,514	50,734	78,332	102,126
Interest on borrowed funds	39,582	40,170	75,807	91,969

Total interest expense	79,096	90,904	154,139	194,095

Net interest income	230,050	211,574	447,659	417,710
Provision for loan and lease losses	9,500	10,500	19,000	21,401

Net interest income after provision for loan and lease losses	220,550	201,074	428,659	396,309

Noninterest income:
Deposit services	27,260	23,747	53,412	46,273
Insurance brokerage commissions	12,278	10,948	26,014	23,305
Merchant and electronic banking income, net	13,069	11,098	23,474	20,118
Trust and investment management services	9,870	7,957	19,019	15,309
Bank-owned life insurance	6,275	5,826	11,771	11,168
Investment planning services	5,146	3,911	9,985	7,167
Net securities gains	3,355	33,423	6,936	36,206
Other noninterest income	12,223	18,918	27,083	34,521

	89,476	115,828	177,694	194,067

Noninterest expense:
Compensation and employee benefits	87,005	82,248	174,538	162,941
Occupancy	15,699	15,154	31,408	30,063
Equipment	11,813	12,425	23,703	23,676
Data processing	10,018	10,415	20,455	20,593
Advertising and marketing	6,303	5,957	13,827	11,017
Amortization of identifiable intangible assets	2,084	2,306	3,988	4,302
Merger and consolidation costs	4,135	1,530	5,748	5,981
Prepayment penalties on borrowings	—	30,490	—	30,490
Other noninterest expense	26,769	23,514	49,877	44,883

	163,826	184,039	323,544	333,946

Income before income tax expense	146,200	132,863	282,809	256,430
Applicable income tax expense	50,353	45,338	96,636	87,511

Net income	$95,847	$87,525	$186,173	$168,919

Basic earnings per share	$0.57	$0.54	$1.12	$1.06
Diluted earnings per share	$0.55	$0.53	$1.10	$1.04
Weighted average shares outstanding:
Basic	169,637	162,312	166,318	159,980
Dilutive effect of stock options	3,472	2,247	3,585	1,918

Diluted	173,109	164,559	169,903	161,898

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

						Accumulated
	Common					Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balances at December 31, 2003	162,188	$1,823	$1,435,005	$1,508,292	($430,608)	$6,007	$2,520,519
Net income	—	—	—	186,173	—	—	186,173
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	(98,127)	(98,127)
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	70	70

Comprehensive income							88,116
Common stock issued for acquisitions	9,193	92	298,008	—	—	—	298,100
Treasury stock issued for employee benefit plans	1,165	—	555	—	24,457	—	25,012
Distribution of restricted stock	—	—	(262)	—	519	—	257
Cash dividends declared	—	—	—	(65,312)	—	—	(65,312)

Balances at June 30, 2004	172,546	$1,915	$1,733,306	$1,629,153	($405,632)	($92,050)	$2,866,692

Balances at December 31, 2002	150,579	$1,689	$1,059,778	$1,269,422	($382,350)	$114,946	$2,063,485
Net income	—	—	—	168,919	—	—	168,919
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	(19,176)	(19,176)
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	1,155	1,155

Comprehensive income							150,898
Common stock issued for acquisitions	13,401	134	382,669	—	—	—	382,803
Treasury stock issued for employee benefit plans	1,279	—	(5,508)	—	25,634	—	20,126
Treasury stock purchased	(4,416)	—	—	—	(103,663)	—	(103,663)
Distribution of restricted stock	—	—	(923)	—	1,318	—	395
Cash dividends declared	—	—	—	(50,293)	—	—	(50,293)

Balances at June 30, 2003	160,843	$1,823	$1,436,016	$1,388,048	($459,061)	$96,925	$2,463,751

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$186,173	$168,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	19,000	21,401
Depreciation of banking premises and equipment	21,749	21,729
Net amortization of premium and discounts	13,963	30,953
Amortization of intangible assets	3,988	4,302
Provision for deferred tax expense	6,700	3,700
Distribution of restricted stock units	257	395
Net (gains) realized from sales of securities and loans	(8,447)	(36,206)
Prepayment penalties on borrowings	—	30,490
Net (gains) realized from sales of loans held for sale	(1,345)	(7,355)
Increase in cash surrender value of bank owned life insurance	(11,771)	(11,168)
Net decrease in mortgage servicing rights	359	1,097
Proceeds from sales of loans held for sale	237,696	483,272
Residential loans originated and purchased for sale	(253,997)	(438,313)
Net (increase) decrease in other assets	(4,805)	22,283
Net (decrease) in other liabilities	(6,489)	(56,364)

Net cash provided by operating activities	203,031	239,135

Cash flows from investing activities:
Proceeds from sales of securities available for sale	1,427,594	2,266,179
Proceeds from maturities and principal repayments of securities available for sale	724,848	1,739,690
Purchases of securities available for sale	(2,736,856)	(3,201,527)
Proceeds from maturities and principal repayments of securities held to maturity	20,448	50,170
Net increase in loans and leases	(788,361)	(257,110)
Proceeds from sales of loans	37,097	—
Net additions to premises and equipment	(13,940)	(9,412)
Cash paid for acquisitions, net of cash acquired	48,681	48,354

Net cash (used in) provided by investing activities	(1,280,489)	636,344

Cash flows from financing activities:
Net increase in deposits	252,601	115,202
Net increase in securities sold under repurchase agreements	883,227	37,416
Proceeds from Federal Home Loan Bank borrowings	9,058	1,205
Payments on Federal Home Loan Bank borrowings	(206,343)	(1,200,427)
Net increase in other borrowings	49,476	330
Issuance of senior notes, net	—	148,693
Treasury stock issued for employee benefit plans	25,012	20,126
Purchase of treasury stock	—	(103,663)
Cash dividends paid to shareholders	(65,312)	(50,293)

Net cash provided by (used in) financing activities	947,719	(1,031,411)

Decrease in cash and cash equivalents	(129,739)	(155,932)
Cash and cash equivalents at beginning of period	316,331	717,003

Cash and cash equivalents at end of period	$186,592	$561,071

In conjunction with the purchase acquisitions detailed in Note 2 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of gross assets acquired	$1,804,566	$3,036,872
Fair value of liabilities assumed	1,417,562	2,325,526

Interest paid	$153,902	$199,373
Income taxes paid	65,126	45,053

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included herein. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2004. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Note 2 — Acquisitions

Acquisitions are an important part of our strategic plan. The following table summarizes acquisitions completed since January 1, 2003. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

		Balance at		Transaction-Related Items
	Acquisition	Acquisition Date			Identifiable Intangible	Cash	Shares	Total Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued	Price
CCBT Financial Companies, Inc.	4/30/2004	$1,292.9	$108.5	$178.0	$19.4	$—	9.2	$298.1
Foxborough Savings Bank	4/30/2004	241.8	22.8	62.2	2.2	88.9	—	88.9
First & Ocean Bancorp	12/31/2003	274.4	15.6	35.3	1.8	49.7	—	49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	425.1	9.3	328.5	13.4	711.4
Insurance agency acquisitions	2003	1.2	0.1	2.4	0.7	3.2	—	3.2

On April 30, 2004, Banknorth acquired CCBT Financial Companies, Inc. (“CCBT”) and Foxborough Savings Bank (“Foxborough”). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for CCBT and Foxborough at the date of acquisition. Banknorth expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded in periods after June 30, 2004, although such adjustments are not expected to be significant. It is estimated that none of the goodwill will be deductible for income tax purposes.

Assets:
Investments	$319,403
Loans held for sale	7,758
Loans and leases, net	1,026,915
Premises and equipment	31,353
Goodwill	240,166
Identifiable intangible assets	21,565
Other assets	157,406

Total assets acquired	1,804,566

Liabilities:
Deposits	1,188,294
Borrowings	210,903
Other liabilities	18,365

Total liabilities assumed	1,417,562

Net assets acquired	$387,004

Note 3 — Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. We have elected to continue using the intrinsic value method in APB Opinion No. 25 and, as a result, must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The proforma disclosures include the effects of all awards granted and the effects of our employee stock purchase plan. Had we determined compensation cost based on the fair value at the grant date for all stock options and recorded expense related to our employee stock purchase plan under SFAS No. 123, our net income and earnings per share would have been reduced to the proforma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$95,847	$87,525	$186,173	$168,919
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,513)	(3,227)	(8,555)	(5,794)

Proforma net income	$91,334	$84,298	$177,618	$163,125

Earnings per share
Basic — As reported	$0.57	$0.54	$1.12	$1.06
Proforma	$0.54	$0.52	$1.07	$1.02
Diluted — As reported	$0.55	$0.53	$1.10	$1.04
Proforma	$0.53	$0.52	$1.04	$1.01

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued the exposure draft “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The draft of the proposed statement concluded that all companies should expense the fair value of employee stock options using the modified prospective grant-date measurement approach as defined in SFAS 123. Compensation cost would be recognized in the financial statements over the requisite service period prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair-value method of accounting. We are still assessing the impact of the proposed statement on our financial statements.

Note 4 — Securities Available for Sale

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous unrealized loss position for more than one year as of June 30, 2004.

	Less than one year			More than one year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses
U. S. Government obligations and obligations of U.S.Government agencies and corporations	10	$733,678	($23,400)	3	$874,300	($45,331)	13	$1,607,978	($68,731)
Tax exempt bonds and notes	41	36,357	(307)	—	—	—	41	36,357	(307)
Other bonds and notes	10	21,802	(973)	4	4,894	(76)	14	26,696	(1,049)
Mortgage-backed securities	160	3,794,001	(85,717)	38	494,214	(18,976)	198	4,288,215	(104,693)
Collateralized mortgage obligations	23	245,519	(5,503)	2	622	(1)	25	246,141	(5,504)
Equity securities	—	—	—	2	100	(8)	2	100	(8)

	244	$4,831,357	($115,900)	49	$1,374,130	($64,392)	293	$6,205,487	($180,292)

For securities exhibiting unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear nominal credit risk. U.S. Government agencies securities are believed by management to have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities which have a credit rating of at least investment grade by one of the nationally-recognized rating agencies. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with minimum security ratings of AA.

Note 5 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the six months ended June 30, 2004 are summarized as follows:

		Indentifiable Intangible Assets
			Other	Total
		Core Deposit	Identifiable	Identifiable
		Intangibles	Intangible	Intangible
	Goodwill	(“CDI”)	Assets	Assets
Balance, December 31, 2003	$1,126,639	$28,165	$8,250	$36,415
Recorded during the year	240,166	21,565	—	21,565
Amortization expense	—	(2,461)	(1,527)	(3,988)
Reclassification	20	(20)	—	(20)
Adjustments of purchase accounting estimates	(2,109)	—	—	—

Balance, June 30, 2004	$1,364,716	$47,249	$6,723	$53,972

Estimated amortization expense for the year ending:

Remaining 2004		$3,525	$1,103	$4,628
2005		6,352	1,471	7,823
2006		5,680	723	6,403
2007		5,213	723	5,936
2008		5,192	354	5,546
thereafter		21,287	621	21,908

The components of identifiable intangible assets are as follows:

	June 30, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$76,218	$28,969	$47,249
Other identifiable intangible assets	13,703	6,980	6,723

Total	$89,921	$35,949	$53,972

Note 6 — Short-term Borrowings

A summary of short-term borrowings follows:

	June 30, 2004	December 31, 2003
Securities sold under agreements to repurchase — retail	$1,122,547	$1,086,900
Securities sold under agreements to repurchase - wholesale	1,764,729	814,650
Federal funds purchased	438,000	358,000
Treasury, tax and loan notes	150,529	77,397

	$3,475,805	$2,336,947

Note 7 — Long-term Debt

A summary of long-term debt (debt with original maturities of more than one year) follows:

	June 30, 2004	December 31, 2003
Federal Home Loan Bank advances	$1,478,288	$1,495,821
Securities sold under agreements to repurchase - wholesale	1,300,000	1,400,000
Junior subordinated debentures issued to affiliated trusts	310,746	—
Capital trust securities	—	295,275
Subordinated debt 7.625%, due 2011	200,000	200,000
Senior notes 3.75%, due 2008	149,781	149,753
Hedge-related basis adjustments on long-term debt	(11,441)	(1,896)
Other long-term debt	8,246	6,964

Total	$3,435,620	$3,545,917

Callable borrowings amounted to $1.1 billion and $1.8 billion at June 30, 2004 and December 31, 2003, respectively, the majority of which are long-term in nature.

Note 8 — Comprehensive Income

The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax
Unrealized gain (loss) on securities available for sale	($231,586)	$81,058	($150,528)	$3,590	($1,256)	$2,334
Unrealized gain (loss) on cash flow hedges	881	(309)	572	(3,710)	1,299	(2,411)
Reclassification adjustment for (losses) gains realized in net income	(4,203)	1,471	(2,732)	(29,363)	10,277	(19,086)

Net change in unrealized gains (losses)	($234,908)	$82,220	($152,688)	($29,483)	$10,320	($19,163)

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax
Unrealized gain (loss) on securities available for sale	($144,028)	$50,412	($93,616)	$6,954	($2,596)	$4,358
Unrealized gain (loss) on cash flow hedges	7	(3)	4	(7,391)	2,587	(4,804)
Reclassification adjustment for gains (losses) realized in net income	(6,839)	2,394	(4,445)	(27,038)	9,463	(17,575)

Net change in unrealized gains (losses)	($150,860)	$52,803	($98,057)	($27,475)	$9,454	($18,021)

Note 9 — Other Noninterest Income

Other noninterest income consisted of the following for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Covered call premiums	$2,305	$7,199	$8,379	$14,238
Loan fee income	8,516	6,978	13,686	12,080
Mortgage banking services income	332	3,069	3,337	6,241
Venture capital write-downs	(166)	(98)	(524)	(615)
Miscellaneous income	1,236	1,770	2,205	2,577

Total	$12,223	$18,918	$27,083	$34,521

Note 10 — Pension and Other Postretirement Plans

The following table presents the amount of net periodic benefit cost recognized for the periods indicated.

Components of net periodic benefit cost

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Qualified Pension
Service cost	$2,784	$2,313	$5,568	$4,626
Interest cost	3,331	3,042	6,662	6,084
Expected return on plan assets	(4,828)	(3,586)	(9,656)	(7,172)
Amortization of prior service cost	2	2	4	4
Amortization of transition obligation	(64)	(64)	(128)	(128)
Amortization of net loss	1,066	966	2,132	1,932

Net periodic benefit cost	2,291	2,673	4,582	5,346

Nonqualified Pension
Service cost	99	78	$198	$156
Interest cost	405	395	810	790
Amortization of prior service cost	43	43	86	86
Amortization of transition obligation	3	3	6	6
Amortization of net loss	50	31	100	62

Net periodic benefit cost	600	550	1,200	1,100

Total net periodic benefit cost - pensions plans	$2,891	$3,223	$5,782	$6,446

Other Postretirement Benefits
Service cost	$40	$31	$80	$62
Interest cost	353	289	706	578
Amortization of prior service cost	35	35	70	70
Amortization of transition obligation	98	98	196	196
Amortization of net loss	99	78	198	156

Net periodic benefit cost - other postretirement benefit plans	$625	$531	$1,250	$1,062

We expect to contribute between $15 and $20 million to our pension plans in 2004, none of which is required to satisfy minimum funding requirements. The discretionary contribution will be paid entirely in cash and, as in prior years, the entire contribution is anticipated to be paid in December after final review of the 2004 pension obligation.

In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Staff Position 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), permits deferring the accounting for the effects of the Act until authoritative guidance on accounting for the federal subsidy is issued. We have elected to defer accounting for the effects of this new law until the specific authoritative guidance is issued. Therefore, we have not reflected the impact of FSP 106-2 in our net periodic postretirement cost or in the accumulated postretirement benefit obligation. The implementation of FSP FAS 106-2 will not have a material impact on our financial condition, results of operations, earning per share or cash flows.

Note 11 — Accounting Changes

The following information addresses new or proposed accounting pronouncements related to our industry.

Accounting for Variable Interest Entities

FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46R”) establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. Pursuant to the criteria established by FIN 46R in 2004, we deconsolidated five affiliated trusts which had been formed for the purposes of issuing capital securities to unaffiliated parties and investing the proceeds in junior subordinated debentures issued by us. Our investment in these affiliated trusts totaled $10 million at June 30, 2004, which funds were also used by the trusts to invest in junior subordinated debentures issued by us. The result of the deconsolidation and the accounting for these entities was to recognize our equity investments in these entities of approximately $10 million in the aggregate as securities available for sale and to increase long-term debt by $10 million. The adoption of FIN 46R did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

For information regarding the potential effect of FIN 46R on the regulatory capital treatment of capital securities issued by affiliated trusts, see “Capital” under Item 2.

Accounting for Certain Loan or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. This SOP provides that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or “carried over” in the initial accounting for loans acquired. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

Note 12 — Subsequent Events

On June 21, 2004, Banknorth entered into a definitive agreement to acquire BostonFed Bancorp, Inc. (“BostonFed”), the parent company of Boston Federal Savings Bank. BostonFed had $1.7 billion of assets and $93.5 million of shareholders’ equity at June 30, 2004. Under terms of the agreement, each outstanding share of BostonFed will be converted into the right to receive 1.241 shares of Banknorth common stock or, at the election of the holder of BostonFed common stock, 1.055 shares of Banknorth common stock and $6.12 in cash, plus, in each case, cash in lieu of any fractional share interest. As a result of this election option, up to 15% (based on a $32.00 per share market price for the Banknorth common stock) of the aggregate merger consideration may be comprised of cash. The definitive agreement has been approved by the directors of both Banknorth and BostonFed. The transaction is subject to all required regulatory approvals, approval of the shareholders of BostonFed and other customary conditions. The transaction is expected to close in the first quarter of 2005 with operational integration to follow soon thereafter.

On July 1, 2004, Banknorth completed the acquisition of Drake, Swan & Crocker Insurance Agency located in Orleans, Massachusetts for shares of Banknorth common stock.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share data and as noted)

EXECUTIVE OVERVIEW

Our financial statements for the three and six months ended June 30, 2004 and 2003 reflect the acquisitions of CCBT Financial Companies, Inc. (“CCBT”) and Foxborough Savings Bank (“Foxborough”) from the date of acquisition on April 30, 2004 and American Financial Holdings, Inc. (“American”) from the date of acquisition on February 14, 2003. CCBT and Foxborough had total combined assets of $1.5 billion and American had total assets of $2.7 billion at the date of acquisition. Our financial statements for the three and six months ended June 30, 2004 also reflect the acquisition of First & Ocean Bancorp (“F&O”) from the date of acquisition on December 31, 2003. F&O had total assets of $274 million at the date of acquisition.

Fully diluted earnings per share were $0.55 and $1.10 for the three and six months ended June 30, 2004, compared to $0.53 and $1.04 for the comparable periods last year. Compared to 2003, 2004 was adversely impacted by higher merger and consolidation costs, increased advertising spending and continued pressure on net interest margins.

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 13.54% and 1.36%, respectively, for the quarter ended June 30, 2004 and were 14.24% and 1.38%, respectively, for the comparable quarter last year. ROE and ROA were 13.82% and 1.36%, respectively, for the six months ended June 30, 2004, and 14.25% and 1.35%, respectively, for the six months ended June 30, 2003. The decline in ROE related primarily to the intangible equity created in the April 2004 acquisition of CCBT.

Our net income increased by $8.3 million in the second quarter ended June 30, 2004 compared to the second quarter last year, an increase of 10%. The following were significant factors related to the results for the second quarter of 2004 compared to the second quarter of 2003.

•	Net interest income increased 9% over the second quarter of last year due primarily to a $2.4 billion increase in average earning assets from period to period as well as an $11.2 million decrease in interest expense on deposits. The net interest margin of 3.66% for the quarter ended June 30, 2004 decreased 5 basis points from the second quarter of 2003.

•	Noninterest income from deposit services, insurance brokerage commissions, merchant and electronic banking services, trust and investment management services and investment planning services increased by 17% in the aggregate, which more than offset decreases in gains on sales of securities and other noninterest income due to a decline in mortgage banking income and covered call premium income.

•	Noninterest expense decreased by 11% due to a decrease in prepayment penalties on borrowings. The other components of noninterest expense, including salary and employee benefits expense, occupancy and equipment expense, advertising and marketing expense and miscellaneous noninterest expense, increased by 7% in the aggregate, reflecting our growth. Merger and consolidation costs increased $2.6 million due to our acquisitions of CCBT and Foxborough.

•	Total average loans and leases increased 12% during the second quarter of 2004 compared to the second quarter of 2003. Excluding the effects of acquisitions, total average loans and leases increased 6%, as strong commercial and consumer loan growth was offset by residential loan run-off.

•	Total average deposits increased 9% during the second quarter of 2004 compared to the second quarter of 2003 primarily due to acquisitions. Excluding the effects of acquisitions, total average deposits increased $490 million, or 3%, as average checking deposits increased 19% and savings and money market deposits increased 7%, while certificates of deposit declined 14%.

Selected quarterly data, ratios and per share data are provided in Table 1.

TABLE 1 — Selected Quarterly Data

			2004		2003
			Second	First	Fourth	Third	Second	First
Interest income			$309,146	$292,652	$290,414	$290,750	$302,478	$309,327
Interest expense			79,096	75,043	77,126	80,918	90,904	103,190

Net interest income	(A	)	230,050	217,609	213,288	209,832	211,574	206,137
Provision for loan and lease losses			9,500	9,500	10,400	10,500	10,500	10,901

Net interest income after provision for loan and lease losses			220,550	208,109	202,888	199,332	201,074	195,236
Noninterest income (1)	(B	)	89,476	88,217	84,435	88,656	115,828	78,238
Noninterest expense (2)	(C	)	163,826	159,719	155,676	151,647	184,039	149,908

Income before income taxes			146,200	136,607	131,647	136,341	132,863	123,566
Income tax expense			50,353	46,280	40,085	46,063	45,338	42,173

Net income			$95,847	$90,327	$91,562	$90,278	$87,525	$81,393

Weighted average shares outstanding:
Basic			169,637	162,965	162,149	161,517	162,312	157,667
Diluted			173,109	166,657	165,685	164,446	164,559	159,328
Basic earnings per share			$0.57	$0.55	$0.56	$0.56	$0.54	$0.52
Diluted earnings per share			$0.55	$0.54	$0.55	$0.55	$0.53	$0.51
Return on average assets (3)			1.36%	1.37%	1.39%	1.39%	1.38%	1.32%
Return on average equity (3)			13.54%	14.13%	14.72%	14.85%	14.24%	14.26%
Net interest margin (fully-taxable equivalent) (3)			3.66%	3.68%	3.65%	3.63%	3.71%	3.66%
Noninterest income as a percent of total income (4)			28.00%	28.85%	28.36%	29.70%	35.38%	27.51%
Efficiency ratio (5)			51.27%	52.23%	52.29%	50.81%	56.21%	52.71%

(1)	In the second quarter of 2003, noninterest income included $29.2 million of net securities gains incurred as part of a deleveraging program implemented by us in the second quarter of 2003, as discussed under “Financial Condition - Securities” below.
(2)	In the second quarter of 2003, noninterest expense included $28.5 million of prepayment penalties on borrowings incurred as part of the deleveraging program.
(3)	Annualized.
(4)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).
(5)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C) divided by (A+B).

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

Fully-taxable equivalent net interest income for the second quarter of 2004 increased $18.5 million, or 9%, compared to the second quarter of 2003. This increase was primarily attributable to an increase in net earning assets and, to a lesser extent, noninterest-bearing deposits comprising a larger share of the funding base, which together more than offset the effects of lower interest rates.

Fully-taxable equivalent interest income increased by $6.7 million in the second quarter of 2004, as compared to the second quarter of 2003, as a result of a $2.4 billion increase in total earning assets. This increase was offset in part by a decrease in the weighted average yield on earning assets from 5.30% to 4.91% during the three months ended June 30, 2003 and 2004, respectively, which reflected the effects of declining interest rates. The increases in earning assets, primarily average balances of commercial real estate loans, commercial business loans and leases and consumer loans and leases, resulted from acquisitions and, to a lesser extent, internal growth.

Interest expense decreased by $11.8 million in the second quarter of 2004, as compared to the second quarter of 2003, primarily as a result of a decrease in the weighted average rate on interest-bearing liabilities from 1.85% to 1.48% during the three months ended June 30, 2003 and 2004, respectively, a decline of 20%. This decrease more than offset a $1.7 billion, or 9%, increase in the average balance of interest-bearing liabilities during the second quarter of 2004, as compared to 2003 resulting from acquisitions and, to a lesser extent, internal growth. Average deposits increased by $1.5 billion, of which approximately $1.0 billion came from acquisitions. Excluding acquisitions, average deposits increased by $490 million, or 2.7%, as strong growth in demand and money market accounts more than offset a decline in higher-costing certificates of deposit. Average borrowings increased $1.0 billion, or 18%, in the second quarter of 2004 compared to the second quarter of 2003 due, in part, to acquisitions.

Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, decreased from 3.71% in the second quarter of 2003 to 3.66% in the current quarter primarily due to the effects of the prepayment of certain assets and replacement with lower yielding assets.

Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, decreased from 3.45% to 3.43% on a fully-taxable equivalent basis during the three months ended June 30, 2003 and 2004, respectively, as the 37 basis point decrease in the weighted average rate paid on interest-bearing liabilities was more than offset by the 39 basis point decrease in the weighted average yield on interest-earning assets. See “Asset-Liability Management” below.

Our fully-taxable equivalent net interest income for the six months ended June 30, 2004 increased $30.2 million compared to the six months ended June 30, 2003. The net interest margin decreased from 3.69% for the six months ended June 30, 2003 to 3.67% for the six months ended June 30, 2004, and the fully-taxable equivalent interest rate spread increased from 3.41% to 3.44% during the same period because a 48 basis point decrease in the weighted average yield on interest-earning assets was more than offset by a 51 basis point decrease in the weighted average rate paid on interest-bearing liabilities. Average net earning assets increased $1.8 billion in the six months ended June 30, 2004 as compared to the same period last year as a result of acquisitions and, to a lesser extent, internal growth.

Table 2 shows average balances, net interest income by category and rates for the quarters ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also “Asset-Liability Management” below.

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

TABLE 2 — Average Balances, Yields and Rates

	2004 Second Quarter			2003 Second Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,987,625	$37,368	5.00%	$2,996,485	$43,147	5.76%
Commercial real estate mortgages	5,883,659	83,959	5.74	5,074,540	78,342	6.19
Commercial business loans and leases	3,675,217	43,015	4.71	3,154,085	41,105	5.23
Consumer loans and leases	4,981,924	62,222	5.02	4,463,057	64,145	5.76

Total loans and leases	17,528,425	226,564	5.19	15,688,167	226,739	5.79
Investment securities (3)	7,875,274	84,110	4.27	7,280,880	77,177	4.24
Federal funds sold and other short-term investments	3,683	16	1.74	18,077	54	1.20

Total earning assets	25,407,382	310,690	4.91	22,987,124	303,970	5.30

Bank-owned life insurance	497,250			472,853
Noninterest-earning assets	2,478,117			2,040,703

Total assets	$28,382,749			$25,500,680

Interest-bearing deposits:
Regular savings	$2,614,679	1,931	0.30	$2,468,244	3,089	0.50
NOW and money market accounts	7,646,403	14,959	0.79	6,582,004	15,908	0.97
Certificates of deposit	4,719,524	22,624	1.93	5,243,908	31,737	2.43
Brokered deposits	—	—	—	—	—	—

Total interest-bearing deposits	14,980,606	39,514	1.06	14,294,156	50,734	1.42
Borrowed funds	6,467,964	39,582	2.46	5,459,725	40,170	2.95

Total interest-bearing liabilities	21,448,570	79,096	1.48	19,753,881	90,904	1.85

Non-interest bearing deposits	3,898,967			3,099,420
Other liabilities	188,596			181,765
Shareholders’ equity	2,846,616			2,465,614

Total liabilities and shareholders’ equity	$28,382,749			$25,500,680

Net earning assets	$3,958,812			$3,233,243

Net interest income (fully-taxable equivalent)		231,594			213,066
Less: fully-taxable equivalent adjustments		(1,544)			(1,492)

Net interest income		$230,050			$211,574

Net interest rate spread (fully-taxable equivalent)			3.43%			3.45%
Net interest margin (fully-taxable equivalent)			3.66%			3.71%

(1)	Annualized.
(2)	Loans and leases include loans held for sale.
(3)	Includes securities available for sale and held to maturity.

TABLE 2 — Average Balances, Yields and Rates

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,856,423	$72,744	5.09%	$2,895,113	$84,798	5.86%
Commercial real estate mortgages	5,712,075	162,573	5.72	4,994,310	156,153	6.31
Commercial business loans and leases	3,531,263	83,593	4.76	3,080,635	80,579	5.27
Consumer loans and leases	4,932,477	124,428	5.07	4,325,750	126,323	5.89

Total loans and leases	17,032,238	443,338	5.23	15,295,808	447,853	5.89
Investment securities (3)	7,607,260	161,464	4.25	7,578,748	166,627	4.40
Federal funds sold and other short-term investments	5,605	31	1.12	11,346	79	1.40

Total earning assets	24,645,103	604,833	4.92	22,885,902	614,559	5.40
Bank-owned life insurance	493,839			449,126
Noninterest-earning assets	2,315,929			1,949,017

Total assets	$27,454,871			$25,284,045

Interest-bearing deposits:
Regular savings	$2,541,547	3,769	0.30	$2,321,821	6,165	0.54
NOW and money market accounts	7,382,671	29,119	0.79	6,400,948	31,615	1.00
Certificates of deposit	4,689,767	45,444	1.95	5,128,769	64,346	2.53
Brokered deposits	—	—	—	—	—	—

Total interest-bearing deposits	14,613,985	78,332	1.08	13,851,538	102,126	1.49
Borrowed funds	6,257,627	75,807	2.43	5,863,321	91,969	3.16

Total interest-bearing liabilities	20,871,612	154,139	1.48	19,714,859	194,095	1.99
Non-interest bearing deposits	3,693,342			3,003,113
Other liabilities	179,954			175,298
Shareholders’ equity	2,709,963			2,390,775

Total liabilities and shareholders’ equity	$27,454,871			$25,284,045

Net earning assets	$3,773,491			$3,171,043

Net interest income (fully-taxable equivalent)		450,694			420,464
Less: fully-taxable equivalent adjustments		(3,035)			(2,754)

Net interest income		$447,659			$417,710

Net interest rate spread (fully-taxable equivalent)			3.44%			3.41%
Net interest margin (fully-taxable equivalent)			3.67%			3.69%

(1)	Annualized.
(2)	Loans and leases include loans held for sale.
(3)	Includes securities available for sale and held to maturity.

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

TABLE 3 — Rate /Volume Analysis

	Three Months Ended				Six Months Ended
	June 30, 2004 vs. June 30, 2003				June 30, 2004 vs. June 30, 2003
	Increase (decrease) due to				Increase (decrease) due to
			Rate and	Total			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change	Volume (1)	Rate	Volume (2)	Change
Interest income:
Loans and leases	$26,492	($23,404)	($3,263)	($175)	$50,858	($50,200)	($5,173)	($4,515)
Investment securities	6,266	543	124	6,933	624	(5,653)	(134)	(5,163)
Federal funds sold and other short-term investements	(43)	24	(19)	(38)	(40)	(16)	8	(48)

Total interest income	32,715	(22,837)	(3,158)	6,720	51,442	(55,869)	(5,299)	(9,726)

Interest expense:
Interest-bearing deposits:
Regular savings	182	(1,227)	(113)	(1,158)	590	(2,771)	(215)	(2,396)
NOW and money market accounts	2,567	(2,946)	(570)	(949)	4,882	(6,684)	(694)	(2,496)
Certificates of deposit	(3,168)	(6,519)	574	(9,113)	(5,523)	(14,792)	1,413	(18,902)

Total interest-bearing deposits	(419)	(10,692)	(109)	(11,220)	(51)	(24,247)	504	(23,794)
Borrowed funds	7,395	(6,652)	(1,331)	(588)	6,196	(21,284)	(1,074)	(16,162)

Total interest expense	6,976	(17,344)	(1,440)	(11,808)	6,145	(45,531)	(570)	(39,956)

Net interest income (fully taxable equivalent)	$25,739	($5,493)	($1,718)	$18,528	$45,297	($10,338)	($4,729)	$30,230

(1)	Volume increases include the effects of acquisitions, including the acquisition of Foxborough and CCBT on April 30, 2004, F & O on December 31, 2003 and American on February 14, 2003.
(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of the Allowance for Loan and Lease Losses” in the “Risk Management” section. Because we utilize judgment in providing for estimated losses and the other reasons discussed under the “Risk Management” section, there can be no assurance that we will not have to increase the amount of our provision for loans and lease losses in future periods.

We provided $9.5 million and $10.5 million for loan and lease losses in the quarters ended June 30, 2004 and 2003, respectively, and $19.0 million and $21.4 million for the six months ended June 30, 2004 and 2003, respectively. The lower provisions were due to lower net charge-offs as well as a higher coverage ratio at June 30, 2004 compared to June 30, 2003. Net charge-offs totaled $8.8 million in the current quarter compared to $9.9 million in the second quarter of 2003. The coverage ratio (ratio of the allowance for loan and lease losses to nonperforming loans) was 380% at June 30, 2004, as compared to 389% at December 31, 2003 and 374% at June 30, 2003. At June 30, 2004, the allowance for loan and lease losses amounted to $247.6 million, or 1.37% of total portfolio loans and leases, as compared to $232.3 million, or 1.42%, at December 31, 2003 and $227.2 million, or 1.44% at June 30, 2003. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.

Noninterest Income

The following table presents noninterest income for the periods indicated.

Table 4 — Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Noninterest income:
Deposit services	$27,260	$23,747	$3,513	15%	$53,412	$46,273	$7,139	15%
Insurance brokerage commissions	12,278	10,948	1,330	12%	26,014	23,305	2,709	12%
Merchant and electronic banking income, net	13,069	11,098	1,971	18%	23,474	20,118	3,356	17%
Trust and investment management services	9,870	7,957	1,913	24%	19,019	15,309	3,710	24%
Bank-owned life insurance	6,275	5,826	449	8%	11,771	11,168	603	5%
Investment planning services	5,146	3,911	1,235	32%	9,985	7,167	2,818	39%
Net securities gains	3,355	33,423	(30,068)	(90%)	6,936	36,206	(29,270)	(81%)
Other noninterest income
Covered call premiums	2,305	7,199	(4,894)	(68%)	8,379	14,238	(5,859)	(41%)
Loan fee income	8,516	6,978	1,538	22%	13,686	12,080	1,606	13%
Mortgage banking services income	332	3,069	(2,737)	(89%)	3,337	6,241	(2,904)	(47%)
Venture capital write-downs	(166)	(98)	(68)	(69%)	(524)	(615)	91	15%
Miscellaneous income	1,236	1,770	(534)	(30%)	2,205	2,577	(372)	(14%)

Total other noninterest income	12,223	18,918	(6,695)	(35%)	27,083	34,521	(7,438)	(22%)

Total noninterest income	$89,476	$115,828	($26,352)	(23%)	$177,694	$194,067	($16,373)	(8%)

Deposit services income for the three months ended June 30, 2004 increased $3.5 million, or 15%, compared to the same period last year, primarily as a result of an increased number of deposit accounts and an increase in overdraft fees. For the six months ended June 30, 2004, deposit services income increased $7.1 million, or 15%, compared to the same period last year, primarily due to volume and fee increases on deposit accounts and overdraft fees. Acquisitions comprised a portion of the increased number of deposit accounts and increased overdraft fees.

Insurance brokerage commissions in the three months ended June 30, 2004 increased $1.3 million, or 12%, compared to the same period last year. In the six months ended June 30, 2004, insurance brokerage commissions increased $2.7 million, or 12%, compared to the same period last year. These increases were primarily as a result of increases in renewals and new business in 2004.

Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income in the three months ended June 30, 2004 increased $2.0 million, or 18%, compared to the same period last year and increased $3.4 million, or 17%, in the six months ended June 30, 2004 compared to the same period last year. These increases were primarily due to increases in the volume of transactions processed and increased market share from acquisitions. This increase was net of the impact of decreased debit card fee revenue due to the reductions in interchange rates resulting from the settlement of antitrust litigation brought against VISA and MasterCard by Wal-Mart, Sears and other retailers in August 2003.

Trust and investment management services income increased $1.9 million, or 24%, in the three months ended June 30, 2004 and $3.7 million, or 24%, in the six months ended June 30, 2004 compared to the same respective periods last year. These increases were primarily due to increases in fees which are based on the increased market value of assets under management. Assets under management increased to $9.5 billion at June 30, 2004 from $8.1 billion at June 30, 2003, an increase of $1.4 billion, of which $773 million was due to the acquisition of CCBT in April 2004. Improvements in the financial markets also increased the value of assets under management at June 30, 2004 compared to June 30, 2003.

Income from bank-owned life insurance (“BOLI”) increased $449 thousand, or 8%, for the three months ended June 30, 2004 and $603 thousand, or 5%, for the six months ended June 30, 2004 compared to the same periods last year. Income from BOLI represents the increase in the cash surrender value of life insurance policies on the lives of certain employees who have consented to allowing Banknorth, NA, our wholly-owned banking subsidiary, to be the beneficiary of such policies. The cash surrender value of our BOLI was $500.1 million at June 30, 2004 compared to $488.8 million at December 31, 2003. Most of our BOLI is invested in the ‘general account’ of quality insurance companies. Standard and Poors rated all such general account carriers AA- or better at June 30, 2004. Investment in BOLI provides us a means to mitigate increasing employee benefit costs. For the second quarter of 2004, the average carrying value of BOLI was $497 million compared to $473 million for the second quarter of 2003.

Investment planning services income increased $1.2 million, or 32%, in the three months ended June 30, 2004 and $2.8 million, or 39%, in the six months ended June 30, 2004 compared to the same respective periods last year. These increases were primarily due to increases in commissions earned from increased sales of third party fixed annuities.

Net securities gains decreased $30.1 million, or 90%, in the three months ended June 30, 2004 and $29.3 million, or 81%, in the six months ended June 30, 2004 compared to the same respective periods last year. The 2003 results included $29.2 million recorded as part of the deleveraging program related to the sale of $901 million in securities in the second quarter of 2003. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Other noninterest income decreased $6.7 million, or 35%, in the three months ended June 30, 2004 and $7.4 million, or 22%, in the six months ended June 30, 2004 compared to the same respective periods last year. These decreases were primarily due to a $4.9 million and $5.9 million decrease in premiums received on covered call options during the three and six months ended June 30, 2004, respectively. The covered call option program is managed in conjunction with the fixed income securities portfolio to provide revenue opportunities in addition to the interest income earned on the securities. Covered call activity will vary from quarter to quarter as interest rates, levels of market volatility and our strategic objectives of the fixed income securities portfolio change. Reduced market volatility in the six months ended June 30, 2004 compared to the same period last year reduced the income opportunities related to covered call options. The decreases in other noninterest income during the three and six months ended June 30, 2004 also were attributable to a $2.7 million and $2.9 million decrease in mortgage banking services income during the respective periods, as compared to the same periods last year, due to the recognition of $3.3 million and $7.4 million of gains on the sale of loans held for sale in the three and six months ended June 30, 2003, respectively.

Noninterest Expense

The following table presents noninterest expense during the periods indicated.

Table 5 — Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$87,005	$82,248	$4,757	6%	$174,538	$162,941	$11,597	7%
Occupancy	15,699	15,154	545	4%	31,408	30,063	1,345	4%
Equipment	11,813	12,425	(612)	(5%)	23,703	23,676	27	0%
Data processing	10,018	10,415	(397)	(4%)	20,455	20,593	(138)	(1%)
Advertising and marketing	6,303	5,957	346	6%	13,827	11,017	2,810	26%
Amortization of identifiable intangible assets	2,084	2,306	(222)	(10%)	3,988	4,302	(314)	(7%)
Merger and consolidation costs	4,135	1,530	2,605	170%	5,748	5,981	(233)	(4%)
Prepayment penalties on borrowings	—	30,490	(30,490)	(100%)	—	30,490	(30,490)	(100%)
Other noninterest expense:
Telephone	3,694	2,595	1,099	42%	7,064	6,063	1,001	17%
Office supplies	2,557	2,523	34	1%	4,995	5,317	(322)	(6%)
Postage and freight	2,744	3,223	(479)	(15%)	5,145	6,297	(1,152)	(18%)
Miscellaneous loan costs	1,271	1,563	(292)	(19%)	1,785	2,511	(726)	(29%)
Deposits and other assessments	940	974	(34)	(3%)	1,848	1,873	(25)	(1%)
Collection and carrying costs of non-performing assets	591	947	(356)	(38%)	1,316	1,255	61	5%
Miscellaneous	14,972	11,689	3,283	28%	27,724	21,567	6,157	29%

Total other noninterest expense	26,769	23,514	3,255	14%	49,877	44,883	4,994	11%

Total noninterest expense	$163,826	$184,039	($20,213)	(11%)	$323,544	$333,946	($10,402)	(3%)

Noninterest expense decreased $20.2 million, or 11%, in the second quarter of 2004 and $10.4 million, or 3%, in the six months ended June 30, 2004 compared to the same respective periods last year. The 2003 results included $30.5 million of prepayment penalties, $28.5 million of which related to our deleveraging program. The other components of noninterest expense increased by 7% during each of the three and six months ended June 30, 2004, respectively, as compared to the same respective periods in the prior year. These increases were primarily due to higher compensation and employee benefits expense, advertising and marketing expense and miscellaneous expense.

Compensation and employee benefits expense increased 6% in the second quarter of 2004 and 7% in the six months ended June 30, 2004 compared to the same respective periods last year. These increases were primarily due to increased salaries and benefit costs, primarily due to acquisitions and merit increases. These increases were partially offset by reduced expense associated with our self-funded health plan as we recognized a $2.8 million benefit in the current quarter related to favorable claims experience covering the period July 2002 (plan inception) through March 31, 2004.

Advertising and marketing expense increased $346 thousand in the second quarter of 2004 and $2.8 million in the six months ended June 30, 2004 compared to the same respective periods last year. These increases were primarily to attract customers who are looking for new banking opportunities following Bank of America Corporation’s acquisition of FleetBoston Financial Corporation. The increases in expense included new advertising promotions and corporate sponsorships (such as for the Boston Bruins, “Win a day with Ray” promotions and Tobin Bridge sponsorships), as well as expense associated with the development of a new comprehensive product catalogue for use in all of our branches.

Merger and consolidation costs increased $2.6 million in the second quarter of 2004 and decreased $233 thousand in the six months ended June 30, 2004 compared to the same respective periods last year due to the acquisitions of

CCBT and Foxborough in April 2004. The following table summarizes merger and consolidation costs for the three and six months ended June 30, 2004 and 2003.

Table 6 — Merger and consolidation costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Foxborough Saving Bank Merger Charges
Personnel costs	$217	$—	$217	$—
Systems conversion and integration/customer communications	410	—	540	—
Other costs	51	—	77	—

	678	—	834	—

CCBT Financial Companies, Inc. Merger Charges
Personnel costs	903	—	903	—
Systems conversion and integration/customer communications	1,645	—	2,180	—
Other costs	808	—	961	—

	3,356	—	4,044	—

F&O Merger Charges
Personnel costs	(6)	—	279	—
Systems conversion and integration/customer communications	16	—	664	—
Other costs	63	—	170	—

	73	—	1,113	—

Other Costs
American Merger Charges	18	1,096	187	4,346
Warren Bancorp, Inc. Merger Charges	5	826	29	2,055
Bancorp Connecticut and Ipswich Bancshares, Inc. merger charges	3	209	9	247
Andover Bancorp, Inc./MetroWest Bank Merger Charges	—	14	—	(9)
Reverse auto lease reserves (Banknorth - Vermont)	—	(615)	(470)	(615)
Other costs	2	—	2	(43)

	28	1,530	(243)	5,981

Total merger and consolidation costs	$4,135	$1,530	$5,748	$5,981

The following table summarizes activity in the accrual account for merger and consolidation costs from December 31, 2003 through June 30, 2004.

TABLE 7 — Merger and Consolidation Costs — Activity in the Accrual Account

		Purchase Accounting	Merger and		Non-cash Write
	Balance	Adjustments	Consolidation	Cash	Downs and Other	Balance
	12/31/03	at Acquisition	Costs	Payments	Adjustments	6/30/04
Boston Fed Merger	$—	$—	$2	($2)	$—	$0
Foxborough Merger	—	1,196	834	(1,065)	(87)	878
CCBT Merger	—	10,407	4,044	(10,398)	(370)	3,683
F & O Merger	251	1,715	1,113	(2,415)	—	664
American Merger	266	—	187	(187)	(266)	—
Warren Merger	27	—	29	(29)	(27)	—
Bancorp Connecticut Merger	466	—	9	(312)	—	163
Andover / MetroWest Mergers	84	—	—	(3)	—	81
Other merger and consolidation costs	3	—	(470)	(1)	468	—

Total	$1,097	$13,318	$5,748	($14,412)	($282)	$5,469

Other noninterest expense increased $3.3 million, or 14%, in the second quarter of 2004 and $5.0 million, or 11%, for the six months ended June 30, 2004 compared to the same respective periods last year. These increases were largely due to increased professional and consulting fees.

Taxes

The effective tax rate was 34% for each of the three and six month periods ended June 30, 2004 and 2003.

We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Currently, federal and certain state income tax returns filed by us in recent years are under examination or scheduled to be examined in the near future. In June 2004, the Vermont Department of Taxes assessed three Vermont-based banks, previously acquired by us, for taxes, interest and penalties for the years 2000 and 2001 on the basis that subsidiary investment companies established by these banks pursuant to Vermont law should be considered part of the Bank for purposes of calculating taxes due the State of Vermont. We believe that we have substantial defenses to this assessment and are in the process of appealing it in accordance with administrative procedures. Although not considered probable, there can be no assurance that Vermont will not ultimately prevail on this matter. Our estimate of the range of possible exposure above established reserves on this matter is from $0 to $2.1 million, after federal tax benefits.

There can be no assurance that we will not receive additional assessments from state tax authorities in the future. Any such assessments resolved in excess of established reserves could have a material adverse effect on our consolidated results of operations in a future reporting period. However, based on currently available information, advice of counsel and tax advisors and established reserves, we believe the amounts accrued for income taxes are adequate.

Comprehensive Income

Our comprehensive income (loss) amounted to ($56.8) million and $68.4 million in the second quarters of 2004 and 2003, respectively and $88.1 million and $150.9 million in the six months ended June 30, 2004 and 2003, respectively. Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and, to a much lesser extent, on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity in, and Note 8 to, the unaudited Consolidated Financial Statements.

Our available for sale investment portfolio had net unrealized gains (losses) of ($139.1) million, $11.8 million and $151.7 million (($90.4) million, $7.7 million and $98.6 million net of applicable income tax effects, respectively) at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. The changes from period to period were primarily due to changes in prevailing interest rates and, to a lesser degree, the size of the available for sale investment portfolio. The change in fair value of our interest-bearing liabilities, which tends to offset the change in fair value of available for sale securities, is not included in other comprehensive income.

FINANCIAL CONDITION

Our consolidated total assets increased by $2.8 billion, or 11%, from $26.5 billion at December 31, 2003 to $29.3 billion at June 30, 2004. Total average assets were $28.4 billion and $25.5 billion for the three months ended June 30, 2004 and 2003, respectively, and $27.5 billion and $25.3 billion for the six months ended June 30, 2004 and 2003, respectively. The increase in total average assets was largely due to acquisitions, which increased average assets by approximately $1.3 billion and $1.5 billion in the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003. Total liabilities increased by $2.5 billion since year-end 2003, primarily due to acquisitions and increases in borrowings. Shareholders’ equity totaled $2.9 billion at June 30, 2004 and $2.5 billion at December 31, 2003.

Securities

The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity and is used as collateral for public deposits and wholesale funding sources.

The securities portfolio (including securities classified as held to maturity) averaged $7.9 billion during the second quarter of 2004, as compared to $7.3 billion in the second quarter of 2003. The net increase in the securities portfolio resulted primarily from acquisitions. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of Banknorth, NA, and consists primarily of mortgage-backed securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. Substantially all of securities available for sale were rated AAA or equivalently rated at June 30, 2004. The average yield on securities was 4.27% for the quarter ended June 30, 2004 compared to 4.24% for the quarter ended June 30, 2003. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain (loss) of ($90.4) million and $7.7 million at June 30, 2004 and December 31, 2003, respectively. These unrealized gains (losses) do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $17.5 billion during the second quarter of 2004, an increase of $1.8 billion, or 12%, from the second quarter of 2003. This increase was primarily attributable to growth in commercial loans and, to a lesser extent, consumer loans. Excluding acquisitions, average loans were $1.0 billion, or 6%, higher for the quarter ended June 30, 2004 than the comparable period of 2003. Average loans and leases as a percent of average earning assets was 69% during the quarter ended June 30, 2004 compared to 68% during the quarter ended June 30, 2003.

Average residential real estate loans (which include mortgage loans held for sale) of $3.0 billion during the second quarter of 2004 decreased $8.9 million from the average amount of such loans during the second quarter of last year. Excluding acquisitions, average residential loans decreased approximately $297 million, or 9%, as a result of historically high levels of refinancing activity and prepayments in a lower interest rate environment. The weighted average yield on residential real estate loans decreased from 5.76% to 5.00% during the quarters ended June 30, 2003 and 2004, respectively, primarily due to the repricing of adjustable-rate loans and the refinancing of fixed-rate loans at lower rates.

Mortgage loans held for sale amounted to $67.2 million and $41.7 million at June 30, 2004 and December 31, 2003, respectively. We are currently selling substantially all of the conforming 30-year fixed-rate loans we originate.

Commercial real estate loans averaged $5.9 billion during the second quarter of 2004, an increase of $809 million, or 16%, from the second quarter of last year. Excluding acquisitions, average commercial real estate loans increased $527 million, or 10%, during this period. Most of our markets reflected increases, with the largest increases in Massachusetts and Connecticut. The weighted average yield on commercial real estate loans during the second quarter of 2004 was 5.74%, as compared to 6.19% in the second quarter of 2003, a decrease of 45 basis points. The lower yield reflects the effect of the downward repricing of variable-rate loans, the refinancing of fixed-rate loans at lower rates and the origination of new loans at the lower prevailing rates.

Commercial business loans and leases averaged $3.7 billion during the second quarter of 2004, an increase of $521 million, or 17%, over the second quarter of 2003. Excluding acquisitions, average commercial business loans and leases increased $397 million, or 12%. Massachusetts reflected the greatest amount of growth. The weighted average yield on commercial business loans and leases decreased to 4.71% in the second quarter of 2004 from

5.23% in the second quarter of 2003. The decrease in the yield was primarily due to lower rates on new loans and the repricing of variable-rate loans.

Consumer loans and leases averaged $5.0 billion during the second quarter of 2004, an increase of $519 million, or 12%, from the second quarter of 2003. Excluding acquisitions, average consumer loans and leases increased $410 million or 9%. The growth in consumer loans was primarily in home equity loans and indirect automobile loans. The weighted average yield on consumer loans and leases decreased to 5.02% in the second quarter of 2004 from 5.76% in the second quarter of 2003. For a description of the types of loans and leases in our consumer portfolio and a breakdown of our consumer loans and leases, see “Credit Risk.”

Deposits

Total deposits averaged $18.9 billion during the second quarter of 2004, an increase of $1.5 billion from the second quarter of 2003; approximately $1.0 billion of this increase related to acquisitions. Money market and NOW accounts and noninterest-bearing accounts showed the largest increases. The ratio of loans to deposits was 94% at June 30, 2004 and 91% at December 31, 2003. At June 30, 2004, none of our deposits had been obtained with the assistance of brokers.

Average noninterest-bearing deposits totaled $3.9 billion during the second quarter of 2004, an increase of $800 million, or 26%, from the second quarter of 2003. Excluding acquisitions, average noninterest-bearing deposits increased $609 million, or 19%.

Average interest-bearing deposits of $15.0 billion during the second quarter of 2004 increased $686 million from the second quarter of 2003. Excluding acquisitions, average savings, money market and NOW accounts increased $626 million, or 7%, while certificates of deposits declined by 14%. The decline in certificates of deposit resulted from our decision to allow certain deposits priced above alternate funding costs to run off. The average rates paid on NOW and money market accounts decreased 18 basis points from 0.97% in the second quarter of 2003 to 0.79% in the second quarter of 2004 due largely to lower prevailing interest rates. The average rates paid on all interest-bearing deposits decreased by 36 basis points from 1.42% in the second quarter of 2003 to 1.06% in the second quarter of 2004, reflecting the decline in prevailing interest rates and run-off of higher-costing certificates of deposits.

Included within the deposit categories above are government banking deposits, which averaged $1.7 billion in the second quarter of 2004 and $1.2 billion in the second quarter of 2003. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

We use both short-term and long-term borrowings to balance earning assets growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, amounted to $3.5 billion and $2.3 billion at June 30, 2004 and December 31, 2003, respectively, an increase of $1.2 billion. This increase was due primarily to debt assumed in acquisitions and lower long-term debt.

At June 30, 2004, we had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. There were no drawdowns on this line in either the six months ended June 30, 2004 or 2003. We also have additional borrowing capacity as more fully described under “Liquidity” below.

Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $3.4 billion at June 30, 2004 and $3.5 billion at December 31, 2003.

At June 30, 2004 and December 31, 2003, FHLB borrowings amounted to $1.5 billion and were collateralized primarily with first mortgage loans secured by single-family properties. These borrowings had an average cost of 4.25% during the three months ended June 30, 2004 as compared to 4.37% during the three months ended June 30, 2003.

At June 30, 2004 and December 31, 2003, we had $150 million of 5-year senior notes carrying a fixed rate of 3.75%. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.

At June 30, 2004 and December 31, 2003, subordinated debt consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes.

At June 30, 2004 and December 31, 2003, we had outstanding $310.7 million and $305.6 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. See “Capital” below.

At June 30, 2004 and December 31, 2003, long-term wholesale securities sold under repurchase agreements amounted to $1.3 billion and $1.4 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations.

Shareholders’ Equity

Shareholders’ equity amounted to $2.9 billion at June 30, 2004, an increase of $346.2 million, or 13.7%, from our $2.5 billion of shareholders’ equity at December 31, 2003. This increase was primarily attributable to our $88.1 million of comprehensive income during the six months ended June 30, 2004 and $298.1 million of equity resulting from the issuance of common stock in connection with our acquisition of CCBT, which more than offset the payment of $65.3 million of cash dividends declared on our common stock during this period. For information regarding our compliance with applicable capital requirements, see “Capital” below.

CONTRACTUAL OBLIGATIONS

The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at June 30, 2004.

Table 8 — Contractual Obligations and Other Commitments Contractual Obligations (1)

		Payments Due By Period
		Less than	1 - 3	4 -5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$2,128,812	$160,965	$665,691	$305,523	$996,633
Capital lease obligations	6,808	93	281	1,179	5,255
Repurchase agreements - wholesale	1,300,000	1,200,000	—	—	100,000

Total long-term debt	3,435,620	1,361,058	665,972	306,702	1,101,888
Operating lease obligations	137,903	25,834	42,528	31,369	38,172
Pension plan contribution	20,000	20,000	—	—	—
Other benefit plan payments	35,022	3,130	6,196	5,955	19,741
Other vendor obligations	30,369	10,123	20,246	—	—

Total contractual obligations	$3,658,914	$1,420,145	$734,942	$344,026	$1,159,801

(1)	Other liabilities are short term in nature, except for liabilities related to employee benefit plans.

Other Commitments

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$4,630,185	$369,878	$212,010	$38,496	$4,009,801
Standby letters of credit	454,413	132,398	63,433	93,205	165,377
Commercial letters of credit	16,830	13,859	1,690	—	1,281
Commitments to originate loans	2,125,362	1,520,350	331,670	36,053	237,289
Other commitments	290,805	11,559	13,910	2,684	262,652

Total commitments	$7,517,595	$2,048,044	$622,713	$170,438	$4,676,400

Derivative Financial Instruments

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$507,969	$8,142	$2,348	$90,607	$406,872
Interest rate swaps with dealers (2)	507,969	8,142	2,348	90,607	406,872
Interest rate swaps on borrowings (3)	566,500	66,500	150,000	150,000	200,000
Forward commitments to sell loans	90,189	90,189	—	—	—
Foreign currency forward contracts:(4)
Forward contracts with customers	34,157	29,048	5,109	—	—
Forward contracts with dealers	33,964	28,880	5,084	—	—
Rate-locked loan commitments	43,221	43,221	—	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable).
(2)	Swaps with dealers (Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.
(3)	Swaps on borrowings (Banknorth pays variable, receives fixed).
(4)	Forward contracts for customer accommodations.

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

Our residential loan portfolio accounted for 17% of the total loan portfolio at June 30, 2004 and December 31, 2003. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At June 30, 2004, 0.25% of our residential loans were nonperforming, as compared to 0.26% at December 31, 2003 and 0.34% at June 30, 2003.

Our commercial real estate loan portfolio accounted for 34% of the total loan portfolio at June 30, 2004 and December 31, 2003. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states and upstate New York. At June 30, 2004, 0.46% of our commercial real estate loans were nonperforming, as compared to 0.36% at December 31, 2003 and 0.37% at June 30, 2003.

Our commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at June 30, 2004 and 21% at December 31, 2003. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $92.6 million at June 30, 2004. We do not emphasize the purchase of participations in syndicated commercial loans. At June 30, 2004, we had $400.8 million of outstanding participations in syndicated commercial loans and had an additional $367.5 million of unfunded commitments related to these participations. At June 30, 2004, 0.62% of our commercial business loans were nonperforming, as compared to 0.74% at December 31, 2003 and 0.76% at June 30, 2003.

The following table presents the geographic distribution of our commercial loans and leases at June 30, 2004 and December 31, 2003.

Table 9 — Commercial Loans and Leases by State

	Commercial Real Estate Loans				Commercial Business Loans and Leases
	June 30,	December 31,	Change		June 30,	December 31,	Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Massachusetts	$3,005,062	$2,565,064	$439,998	17.15%	$1,467,870	$1,173,803	$294,067	25.05%
Maine	908,464	885,791	22,673	2.56%	765,347	658,902	106,445	16.15%
New Hampshire	735,262	732,249	3,013	0.41%	551,066	494,811	56,255	11.37%
Vermont	655,448	645,608	9,840	1.52%	438,811	438,483	328	0.07%
Connecticut	571,922	504,624	67,298	13.34%	404,399	332,749	71,650	21.53%
New York	210,642	195,526	15,116	7.73%	197,510	188,346	9,164	4.87%

Total	$6,086,800	$5,528,862	$557,938	10.09%	$3,825,003	$3,287,094	$537,909	16.36%

Consumer loans and leases accounted for 28% of our total loan portfolio at June 30, 2004 and 29% at December 31, 2003. In the fourth quarter of 2003, we ceased originating vision, dental and orthodontia fee plan loans and mobile home loans. The decrease in these loan types during the first half of 2004 reflects the run-off of these loans. At June 30, 2004, 0.11% of our consumer loans were nonperforming, as compared to 0.18% at December 31, 2003 and 0.16% at June 30, 2003.

The following table presents our consumer loans and leases by type at June 30, 2004 and December 31, 2003.

Table 10 — Composition of Consumer Loans and Leases

	June 30,		December 31,
	2004		2003		Change
		% of		% of
	Amount	Total	Amount	Total	Amount	Percent
Home equity	$2,865,351	56.12%	$2,472,471	51.30%	$392,880	15.89%
Automobile	1,705,173	33.39%	1,596,504	33.13%	108,669	6.81%
Mobile home	125,647	2.46%	141,407	2.93%	(15,760)	(11.15%)
Vision, dental, and orthodontia fee plan	78,681	1.54%	120,694	2.50%	(42,013)	(34.81%)
Education	85,324	1.67%	234,226	4.86%	(148,902)	(63.57%)
Other	246,064	4.82%	254,221	5.28%	(8,157)	(3.21%)

Total	$5,106,240	100.00%	$4,819,523	100.00%	$286,717	5.95%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.23% at June 30, 2004, 0.24% at December 31, 2003 and 0.25% at June 30, 2003. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0.37% at June 30, 2004, 0.39% at December 31, 2003 and 0.41% at June 30, 2003. See Table 11 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets increased from $64.5 million at June 30, 2003 to $67.2 million at June 30, 2004, but decreased $3.4 million from $70.6 million at March 31, 2004, The increase from last year was due to an $8.8 million increase in nonperforming commercial real estate loans.

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

The following table presents nonperforming assets for the last five quarters.

TABLE 11 — Nonperforming Assets

	2004		2003
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans and leases:
Residential real estate loans	$7,870	$7,990	$7,157	$9,135	$9,827
Commercial real estate loans	27,951	24,619	19,700	27,069	19,139
Commercial business loans and leases	23,636	28,978	24,412	22,857	24,577
Consumer loans and leases	5,685	6,267	8,493	7,664	7,192

Total nonaccrual loans and leases	65,142	67,854	59,762	66,725	60,735
Other nonperforming assets:
Other real estate owned, net of related reserves	398	389	529	921	814
Repossessions, net of related reserves	1,627	2,311	2,812	2,711	2,911

Total other nonperforming assets	2,025	2,700	3,341	3,632	3,725

Total nonperforming assets	$67,167	$70,554	$63,103	$70,357	$64,460

Accruing loans and leases which are 90 days or more overdue	$4,142	$7,929	$4,915	$3,163	$2,995

Total nonperforming loans as a percentage of total loans and leases(1)	0.36%	0.41%	0.37%	0.42%	0.39%
Total nonperforming assets as a percentage of total assets	0.23%	0.26%	0.24%	0.27%	0.25%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.37%	0.42%	0.39%	0.44%	0.41%

(1)	Total loans and leases exclude residential real estate loans held for sale.

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At June 30, 2004, we had $4.1 million of accruing loans which were 90 days or more delinquent, as compared to $4.9 million at December 31, 2003 and $3.0 million at June 30, 2003. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.

Net Charge-offs

Net charge-offs amounted to $8.8 million during the three months ended June 30, 2004, as compared to $9.9 million during the three months ended June 30, 2003. Net charge-offs represented 0.20% and 0.25% of average loans and leases outstanding for the quarters ended June 30, 2004 and 2003, respectively.

The following table presents net charge-offs by loan type and the activity in the allowance for loan and lease losses during the periods indicated.

TABLE 12 — Allowance for Loan and Lease Losses

	2004 Second	2004 First	2003 Fourth	2003 Third	2003 Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance at beginning of period	$233,297	$232,287	$229,581	$227,240	$226,677
Additions due to acquisitions	13,665	—	2,661	—	—
Charge-offs:
Residential real estate mortgages (1)	(25)	(55)	25	63	53
Commercial real estate mortgages	172	221	87	27	202
Commercial business loans and leases	5,460	2,711	4,302	3,011	5,754
Consumer loans and leases	7,434	8,405	9,212	8,782	6,959

Total loans and leases charged off	13,041	11,282	13,626	11,883	12,968

Recoveries:
Residential real estate mortgages	17	17	15	5	22
Commercial real estate mortgages	835	667	255	296	676
Commercial business loans and leases	2,073	926	1,900	2,493	1,286
Consumer loans and leases	1,274	1,182	1,101	930	1,047

Total loans and leases recovered	4,199	2,792	3,271	3,724	3,031

Net charge-offs	8,842	8,490	10,355	8,159	9,937
Provision for loan and lease losses	9,500	9,500	10,400	10,500	10,500

Allowance at end of period	$247,620	$233,297	$232,287	$229,581	$227,240

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (2)	0.20%	0.21%	0.26%	0.20%	0.25%
Ratio of allowance to total loans and leases at end of period (2)	1.37%	1.40%	1.42%	1.44%	1.44%
Ratio of allowance to nonperforming loans and leases at end of period	380%	344%	389%	344%	374%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (2):
Residential real estate mortgages	(0.006%)	(0.011%)	0.001%	0.008%	0.004%
Commercial real estate mortgages	(0.045%)	(0.032%)	(0.012%)	(0.020%)	(0.037%)
Commercial business loans and leases	0.370%	0.211%	0.295%	0.064%	0.568%
Consumer loans and leases	0.496%	0.593%	0.688%	0.681%	0.531%
Total portfolio loans and leases at end of period (2)	18,110,312	16,623,612	16,345,962	15,925,852	15,733,312
Total nonperforming loans and leases at end of period	65,142	67,854	59,762	66,725	60,735
Average loans and leases outstanding during the period (2)	17,484,997	16,511,538	15,976,068	15,841,521	15,634,071

(1)	Residential real estate charge-offs include estimates of charge-offs and reversals of prior period estimates, which may result in “negative charge-offs.”
(2)	Excludes residential real estate loans held for sale.

Potential Problem Loans

In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $127 million at June 30, 2004 and $142 million at December 31, 2003. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.

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

The allowance for loan and lease losses amounted to $247.6 million at June 30, 2004 and $232.3 million at December 31, 2003. The $15.3 million increase was due to $13.7 million from acquired banks and the effect of the provision for loan and lease losses exceeding net charge-offs during the first half of 2004. The ratio of the allowance for loan and lease losses to nonperforming loans was 380% at June 30, 2004 and 389% at December 31, 2003. The ratio of the allowance to total portfolio loans and leases at June 30, 2004 was 1.37% compared to 1.42% at December 31, 2003. The decline in this ratio is consistent with the improvement in asset quality as evidenced by lower levels of nonperforming assets, past due loans and net charge-offs.

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

Interest Rate Risk

Interest rate risk is the risk of loss to future earnings or long-term value resulting from changes in interest rates and is by far the most significant non-credit risk to which we are exposed. This risk arises directly from our core lending and deposit gathering activities and is predominantly concentrated in our mortgage-related assets as well as our non-maturity deposits. Mortgage related assets typically give borrowers the option to prepay at any time without penalty. Principal cash flows that come from these assets are highly interest rate sensitive. As interest rates fall, borrowers are more likely to pay off their existing mortgages, which results in higher cash flows that we must in turn reinvest. Replacing these higher-rate mortgage assets with lower-rate mortgage assets has the potential to reduce our net interest income unless we can also reduce either our wholesale or retail funding costs. In the low interest rate environment, bank deposits can increase, especially if the market risk premium is not sufficient to adequately compensate investors. Consequently, under such circumstances, we can have even more cash to reinvest in low yielding assets. Conversely, rising rates tend to have the opposite effect on both mortgage assets and non-maturity deposits. Higher rates make borrowers less likely to refinance existing debt, resulting in lower cash flows for us to reinvest. And if the market risk premium is sufficiently high, depositors could be enticed to take additional investment risk and move deposits from banks into riskier assets, such as equity securities. This in turn could result in less cash to invest or even require us to use wholesale funding market sources more actively. In the case of higher interest rates, our funding sources could reprice faster than our assets and at higher rates, thereby reducing our interest rate spread and net interest margin. The degree to which future earnings or long-term value is subject to interest rate risk depends on how closely the characteristics of our interest-earning assets match those of our interest-bearing liabilities.

In addition to directly impacting mortgage asset and deposit cash flows, interest rate changes could affect (i) the amount of loans originated and sold by us, (ii) the level and composition of deposits, (iii) the ability of borrowers to repay adjustable or variable rate loans, (iv) the average maturity of loans and investments, (v) the rate of amortization of premiums paid on securities, capitalized mortgage servicing rights, deferred fees and purchase accounting adjustments, (vi) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and the resultant ability to realize gains on the sale of such securities and (vii) per SFAS Nos. 133 and 138, the fair value of derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in earnings.

Assessment and Measurement

The overall objective of interest rate risk management is to deliver consistent net interest income growth and returns on equity over a wide range of possible interest rate environments. To that end, management focuses on (i) key interest rate risk metrics and assessment of Banknorth’s exposure to this risk, (ii) a careful review and consideration of modeling assumptions and (iii) asset and liability management strategies that help attain the corporate goals and objectives adopted by our board of directors.

The primary objective of interest rate risk management is to control our estimated exposure to interest rate risk within limits and guidelines established by the ALCO and approved by our Board. These limits and guidelines reflect our tolerance for interest rate risk over a wide range of both short-term and long-term measurements. In addition, we evaluate interest rate risk based on ongoing business risk measures, liquidation or run-off measures of assets and liabilities on our balance sheet and stress test measures. Ongoing measurements and runoff analysis provide management with information concerning day-to-day operations. Stress testing shows the impact of very extreme but lower probability events. The combination of these measures gives management a comprehensive view of possible risks to future earnings and long-term equity value. We attempt to control interest rate risk by identifying, quantifying and, where appropriate, hedging our exposure to these risks.

Net Interest Income Sensitivity

Net interest income is our largest source of revenue. Net interest income sensitivity is our primary short-term measurement used to assess risk to our ongoing business. Management believes that net interest income sensitivity gives us the best perspective of how day-to-day decisions affect our interest rate risk profile. We subject estimated net interest income over a 12-month period to various rate movements using a simulation model for various specified interest rate scenarios. Simulations are run monthly and include scenarios where market rates are “shocked” up and down, scenarios where market rates gradually change or “ramp” up and down and scenarios where the slope of the market yield curve changes. Our base simulation assumes that rates do not change for the next 12 months. The sensitivity measurement is calculated as the percentage variance of the net interest income simulations to the base simulation results. Results for the gradual “ramps” are compared to policy guidelines and are disclosed in the interest rate risk results below.

The ALCO currently is more focused on strategies that prove beneficial to income should rates rise and the yield curve flattens, as well as on the gradual decreasing 1% rate scenario, therefore the table below sets forth information regarding estimated changes in net interest income for the 12 months following the indicated dates. Assuming a downward shift in rates, because most deposit accounts have implied interest rate floors, it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the simulated increase in interest income would be less than the simulated increase in interest expense because total adjustable rate interest-earning assets generally will reprice less quickly than will total interest-bearing liabilities. These results are dependent on material assumptions such as interest rate movements, product pricing and customer behavior.

Table 13 — Sensitivity of Net Interest Income

	200 Basis Point	100 Basis Point	100 Basis Point
	Rate Increase	Rate Increase	Rate Decrease
June 30, 2004	(0.97%)	(0.21%)	(0.32%)

December 31, 2003	(0.26%)	0.24%	(0.71%)

Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. All interest rate risk measures were within compliance guidelines at June 30, 2004 and December 31, 2003.

Derivative Instruments

Purpose and Benefits

Derivative financial instruments are important tools that we use to manage interest rate risk. When appropriate, we use derivatives such as interest-rate swaps, interest rate floors, interest rate caps, interest rate corridor agreements and forward security sales, among other instruments.

Certain derivatives are used to hedge certain wholesale funding activities and the mortgage origination pipeline. These instruments are designated as hedges at inception in accordance with SFAS No. 133. At June 30, 2004, our designated hedging activities consisted of forward commitments related to hedging our mortgage banking operations, a $150 million notional amount interest rate swap at 3-month LIBOR plus 0.41% that hedged $150 million of 3.75% fixed-rate senior notes maturing on May 1, 2008, a $200 million notional amount interest rate swap at 3-month LIBOR plus 3.47% that hedged $200 million of 7.625% fixed-rate subordinated debt issued by Banknorth, NA which matures on June 15, 2011, and five interest rate swaps with an aggregate notional amount of $216.5 million and a weighted average rate of 1-month LIBOR plus 3.82%, which hedge $216.5 million of FHLB advances with a weighted average cost of 5.47% that mature throughout 2005.

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

For the quarter and six months ended June 30, 2004, higher mortgage rates contributed to a decline in residential mortgage loan originations. The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.

Table 14 — Average Balances of Loans Held for Sale and Related Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Residential mortgage loans held for sale	$61,471	$84,002	$49,664	85,447
Rate-locked loan commitments	57,707	133,833	53,334	114,173
Forward sales commitments	104,622	196,781	90,111	183,428

Interest rate derivatives, primarily interest rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the six months ended June 30, 2004, we recorded a total notional amount of $207.5 million of interest rate swaps with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in the table below include both the customer and offsetting dealer transactions.

Foreign Exchange or Market Risk

Our earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

Foreign currency forward contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these credit-worthy customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange and trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.

The following table summarizes our derivative positions at June 30, 2004.

Table 15 — Derivative Positions

Asset-Liability Management Positions

	Notional Amount Maturing						Fair
June 30, 2004	2004	2005	2006	2007	Thereafter	Total	Value
Interest rate contracts
Pay variable, receive fixed	$—	$216,500	$—	$—	$350,000	$566,500	$11,441
Forward commitments to sell loans	90,189	—	—	—	—	90,189	(572)

Customer-related Positions

	Notional Amount Maturing						Fair
June 30, 2004	2004	2005	2006	2007	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$8,142	$—	$—	$14,494	$485,333	$507,969	$14,615
Pay fixed, receive variable	8,142	—	—	14,494	485,333	507,969	(14,615)
Foreign currency forward contracts	18,569	15,043	545	—	—	34,157	(1,836)
Forward contracts with customers
Forward contracts with dealers	18,475	14,946	543	—	—	33,964	2,027
Rate-locked loan commitments	43,221	—	—	—	—	43,221	238 (1)

(1)	No value has been assigned to potential mortagage servicing rights related to rate-locked loan commitments.

2004 Asset Liability Management Actions

The most significant factors affecting market risk exposure of net interest income in the second quarter of 2004 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (ii) changes in the prepayment speeds of mortgage assets and (iii) the reduction of deposit interest expenses.

The long anticipated increase in the federal funds rate from 1.00% to 1.25% finally materialized on June 30, 2004. Long-term interest rates also rose in the second quarter, with 10-year Treasury yields up 75 basis points quarter over quarter and up approximately 34 basis points over year-end. Mortgage rates rose in April, May and most of June, which resulted in a decrease in residential mortgage loan activity. Mortgage loan prepayments are projected to be slower in the third quarter compared to prepayments in the second quarter. The above net interest income table (Table 13) reflects the net impact of these changes. The falling interest rate scenario remains asset sensitive, albeit to a lesser degree than at year-end and our rising rate scenarios are now slightly liability sensitive. Without further actions, our model projects net interest income to decline slightly if short and long interest rates move symmetrically higher and to increase if the yield curve becomes steeper. However, this projected decline may be mitigated or offset by the lag of deposit rates increases versus market rates.

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

Parent Company

On a parent-only basis at June 30, 2004, our debt service requirements consisted primarily of $310.7 million junior subordinated debentures issued by us to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued to five affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027, have interest rates ranging from 4.75% to 10.52% and annual debt service payments of $26.2 million. The senior notes have annual debt service payments of $5.6 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. At June 30, 2004, our subsidiary bank had $572.8 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $202.2 million in cash or cash equivalents at June 30, 2004.

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

At June 30, 2004, Banknorth, NA had in the aggregate $3.7 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or sales of securities. This represented 19% of retail deposits, as compared to a current policy minimum of 10% of deposits.

Also at June 30, 2004, Banknorth, NA had in the aggregate “potentially volatile funds” of $2.7 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

At June 30, 2004, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 141%, which substantially exceeded our policy minimum of 100%.

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

We have a shelf registration statement on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows affiliated trusts to sell capital securities. We had $650 million of remaining authority under this shelf registration statement at June 30, 2004.

CAPITAL

At June 30, 2004, shareholders’ equity amounted to $2.9 billion, or 9.79% of total assets. At December 31, 2003, shareholders’ equity amounted to $2.5 billion, or 9.53% of total assets.

We paid a cash dividend of $0.195 per share on our common stock during each of the first and second quarters of 2004 compared to $0.16 per share in the each of the first and second quarters of 2003.

We have a stock repurchase program that was approved by the Board in 2002 and has a total of 2.9 million shares available for repurchase at June 30, 2004. There were no repurchases in 2004.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of Currency of the United States (“OCC”) respectively require us and our banking subsidiary to maintain certain ratios, set forth below. At June 30, 2004, Banknorth Group, Inc. and Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

Table 16 — Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004
Banknorth Group, Inc.
Total capital (to risk-weighted assets)	$2,284,629	11.15%	$1,638,713	8.00%	$645,916	3.15%
Tier 1 capital (to risk weighted assets)	1,837,008	8.97%	819,357	4.00%	1,017,651	4.97%
Tier 1 leverage capital ratio (to average assets)	1,837,008	6.80%	1,079,928	4.00%	757,080	2.80%
Banknorth NA
Total capital (to risk-weighted assets)	2,210,568	10.80%	1,637,756	8.00%	572,812	2.80%
Tier 1 capital (to risk-weighted assets)	1,768,610	8.64%	818,878	4.00%	949,732	4.64%
Tier 1 leverage capital ratio (to average assets)	1,768,610	6.56%	1,078,319	4.00%	690,291	2.56%
As of December 31, 2003
Banknorth Group, Inc.
Total capital (to risk-weighted assets)	$2,088,061	11.29%	$1,479,352	8.00%	$608,709	3.29%
Tier 1 capital (to risk-weighted assets)	1,656,848	8.96%	739,676	4.00%	917,172	4.96%
Tier 1 leverage capital ratio (to average assets)	1,656,848	6.65%	996,777	4.00%	660,071	2.65%
Banknorth NA
Total capital (to risk-weighted assets)	1,970,705	10.67%	1,477,591	8.00%	493,114	2.67%
Tier 1 capital (to risk-weighted assets)	1,539,814	8.34%	738,796	4.00%	801,018	4.34%
Tier 1 leverage capital ratio (to average assets)	1,539,814	6.18%	995,893	4.00%	543,921	2.18%

Net risk-weighted assets were $20.8 billion and $18.5 billion at June 30, 2004 and December 31, 2003, respectively, for Banknorth Group, Inc. and Banknorth, NA.

At June 30, 2004, we operated five affiliated trusts for the purpose of issuing to unaffiliated parties capital securities and investing the proceeds from the sale thereof in junior subordinated debentures issued by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.

The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at June 30, 2004.

Table 17 — Affiliated Trusts

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity
Name	Date	Securities	Securities	Debentures (1)	Rate	Date
Peoples Heritage Capital Trust I	1/31/1997	$61,775	$3,093	$64,868	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	928	30,928	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	4.75%	7/31/2031
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032

		$300,275	$10,471	$310,746

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

At June 30, 2004, trust capital securities amounted to 16.3% of Banknorth’s Tier 1 capital. Although pursuant to FIN 46(R), the trusts which issued capital securities are no longer consolidated with Banknorth and these securities therefore are no longer considered a minority interest in consolidated subsidiary for accounting purposes, pursuant to a supervisory letter sent by the Federal Reserve Board to all bank holding companies in July 2003, Banknorth has continued to include trust preferred securities in its Tier 1 capital. On May 6, 2004, the Federal Reserve Board issued a proposed regulation which proposed to permit bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Under the proposed regulation, commencing on March 31, 2007, the aggregate amount of restricted core capital elements (which include qualifying trust preferred securities, as well as qualifying cumulative perpetual preferred stock and Class B and Class C minority interests in consolidated subsidiaries, as defined) may not exceed 25% (15% for internationally active bank holding companies) of a bank holding company’s core capital elements (which consist of qualifying common stockholders’ equity, qualifying non-cumulative preferred stock and Class A minority interest in subsidiaries, as defined), net of goodwill. This test is more restrictive than the current limit for trust preferred securities, which does not deduct goodwill prior to calculating the 25% limit or explicitly include minority interests in consolidated subsidiaries, and is likely to reduce the ability of some bank holding companies, particularly those that have completed significant purchase acquisitions, to include trust preferred securities in Tier 1 capital. In addition, the proposed rule would limit the amount of qualifying trust preferred securities and Class C minority interests in excess of the restricted core capital limit that can be included in Tier 2 capital by providing that the amount of such elements, together with subordinated debt and limited life preferred stock, that may be included in Tier 2 capital would be limited to 50% of Tier 1 capital. The proposed rule also would provide that during the last five years prior to maturity of the underlying subordinated note or debentures, trust preferred securities must be treated as limited-life preferred stock, excluding it from Tier 1 capital and amortizing it out of Tier 2 capital at the rate of 20% per year. If the proposed capital regulation were adopted as proposed, we believe that we would continue to qualify as “well capitalized” under Federal Reserve Board regulations. There can be no assurance that the proposed capital regulation will be adopted as proposed or at all.

At June 30, 2004 and December 31, 2003, we also had $200 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.

Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 24.5% at June 30, 2004 and 25.9% at December 31, 2003.

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

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting our operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

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

Part II — Other Information

Item 1. Legal Proceedings

In the ordinary course of business, Banknorth and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various putitive classes of claimants. Certain of these actions assert claims for substantial monetary damages against Banknorth and its subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, management does not believe that the eventual outcome of pending litigation against Banknorth and its subsidiaries will have a material adverse effect on the consolidated financial position, liquidity or results of operations of Banknorth. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on Banknorth’s consolidated results of operations in any future reporting period.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) - (d) Not applicable.

     (e) The following table sets forth information with respect to any purchase made by or on behalf of Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Banknorth common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)
April 1-30, 2004	—	—	—	2,853,200
May 1-31, 2004	—	—	—	2,853,200
June 1-30, 2004	—	—	—	2,853,200

(1)	In February 2002, the Board of Directors approved a program to repurchase up to 8,000,000 shares of Banknorth common stock. The program does not have an expiration date.

Item 3. Defaults Upon Senior Securities — not applicable.

Item 4. Submission of Matters to a Vote of Security Holders — not applicable.

Item 5. Other Information — not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report.

Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2 Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1 Certification of Chief Executive Officer under 18 U.S.C. § 1350.

Exhibit 32.2 Certification of Chief Financial Officer under 18 U.S.C. § 1350.

(b)	During the quarter ended June 30, 2004, we filed the following Current Reports on Form 8-K or 8-K/A:

April 22, 2004, under Item 5 relating to the announcement of the webcast of our annual meeting;

April 26, 2004, under Item 12 relating to our first quarter 2004 financial results;

April 27, 2004, under Item 5 relating to our annual meeting results;

May 3, 2004, under Item 5 relating to the completion of two acquisitions;

May 5, 2004, under Item 5 relating to our chairman’s presentation at a Lehman Brothers Financial Services conference and

June 22, 2004, under Item 5 relating to our agreement and plan of merger to acquire BostonFed Bancorp, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKNORTH GROUP, INC.

Date: August 4, 2004	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer

Date: August 4, 2004	By:	/s/ Stephen J. Boyle

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