Form 10-Q
period 2004-09-30
BANKNORTH GROUP INC/ME
filed 2004-11-08
CIK 829750

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
Yes [ x ]     No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ]     No [    ]

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of October 31, 2004 is:

Common stock, par value $.01 per share	175,872,708

(Class)	(Outstanding)

Available on the Web @ www.banknorth.com

INDEX

BANKNORTH GROUP, INC. AND SUBSIDIARIES

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$575,840	$669,686
Federal funds sold and other short term investments	4,031	4,645
Securities available for sale, at market value	7,369,269	7,122,992
Securities held to maturity (market value of $94,175 and $124,344 at September 30, 2004 and December 31, 2003, respectively)	94,026	124,240
Loans held for sale	47,487	41,696
Loans and leases:
Residential real estate mortgages	3,096,739	2,710,483
Commercial real estate mortgages	6,182,835	5,528,862
Commercial business loans and leases	3,856,296	3,287,094
Consumer loans and leases	5,274,921	4,819,523

Total loans and leases	18,410,791	16,345,962
Less: Allowance for loan and lease losses	242,885	232,287

Net loans and leases	18,167,906	16,113,675

Premises and equipment, net	285,940	264,818
Goodwill	1,369,112	1,126,639
Identifiable intangible assets	52,593	36,415
Bank-owned life insurance	517,359	488,756
Other assets	502,521	460,173

Total assets	$28,986,084	$26,453,735

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,572,473	$2,460,522
Money market access and NOW accounts	7,924,839	7,130,532
Certificates of deposit	4,646,725	4,733,104
Brokered deposits	575	—
Noninterest-bearing deposits	4,225,861	3,577,027

Total deposits	19,370,473	17,901,185
Short-term borrowings	2,907,608	2,336,947
Long-term debt	3,449,827	3,545,917
Other liabilities	211,934	149,167

Total liabilities	25,939,842	23,933,216

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 191,673,546 in 2004 and 182,292,973 in 2003)	1,917	1,823
Paid-in capital	1,742,085	1,435,005
Retained earnings	1,692,344	1,508,292
Treasury stock, at cost (17,650,284 shares in 2004 and 20,105,254 shares in 2003)	(378,009)	(430,608)
Accumulated other comprehensive (loss) income	(12,095)	6,007

Total shareholders’ equity	3,046,242	2,520,519

Total liabilities and shareholders’ equity	$28,986,084	$26,453,735

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans and leases	$240,776	$219,215	$682,085	$665,309
Interest and dividends on securities	84,585	71,535	245,074	237,246

Total interest and dividend income	325,361	290,750	927,159	902,555

Interest expense:
Interest on deposits	40,122	45,164	118,454	147,290
Interest on borrowed funds	45,579	35,754	121,386	127,722

Total interest expense	85,701	80,918	239,840	275,012

Net interest income	239,660	209,832	687,319	627,543
Provision for loan and lease losses	10,670	10,500	29,670	31,901

Net interest income after provision for loan and lease losses	228,990	199,332	657,649	595,642

Noninterest income:
Deposit services	27,583	25,167	80,995	71,441
Insurance brokerage commissions	12,417	10,930	38,431	34,235
Merchant and electronic banking income, net	13,723	11,115	37,196	31,235
Trust and investment management services	10,280	8,178	29,300	23,486
Bank-owned life insurance	5,732	5,785	17,503	16,952
Investment planning services	4,634	3,761	14,619	10,928
Net securities gains	3,124	3,573	10,060	39,778
Other noninterest income	14,020	20,147	41,103	54,668

	91,513	88,656	269,207	282,723

Noninterest expense:
Compensation and employee benefits	91,935	82,230	266,473	245,170
Occupancy	15,866	14,520	47,274	44,584
Equipment	12,074	11,668	35,777	35,344
Data processing	11,118	10,466	31,573	31,059
Advertising and marketing	6,278	5,553	20,105	16,569
Amortization of identifiable intangible assets	2,379	2,320	6,367	6,622
Merger and consolidation costs	5,603	808	11,351	6,788
Prepayment penalties on borrowings	—	—	—	30,490
Other noninterest expense	28,945	24,082	78,822	68,968

	174,198	151,647	497,742	485,594

Income before income tax expense	146,305	136,341	429,114	392,771
Applicable income tax expense	48,534	46,063	145,169	133,574

Net income	$97,771	$90,278	$283,945	$259,197

Basic earnings per share	$0.56	$0.56	$1.68	$1.61
Diluted earnings per share	$0.55	$0.55	$1.65	$1.59
Weighted average shares outstanding:
Basic	173,271	161,517	168,646	160,498
Dilutive effect of stock options	3,485	2,929	3,555	2,291

Diluted	176,756	164,446	172,201	162,789

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

						Accumulated
	Common					Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balances at December 31, 2003	162,188	$1,823	$1,435,005	$1,508,292	($430,608)	$6,007	$2,520,519
Net income	—	—	—	283,945	—	—	283,945
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	(18,030)	(18,030)
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	(72)	(72)

Comprehensive income							265,843
Common stock issued for acquisitions	9,381	94	304,156	—	—	—	304,250
Treasury stock issued for employee benefit plans	2,454	—	3,363	—	51,848	—	55,211
Distribution of restricted stock	—	—	(439)	—	751	—	312
Cash dividends declared	—	—	—	(99,893)	—	—	(99,893)

Balances at September 30, 2004	174,023	$1,917	$1,742,085	$1,692,344	($378,009)	($12,095)	$3,046,242

Balances at December 31, 2002	150,579	$1,689	$1,059,778	$1,269,422	($382,350)	$114,946	$2,063,485
Net income	—	—	—	259,197	—	—	259,197
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	(80,290)	(80,290)
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	1,044	1,044

Comprehensive income							179,951
Common stock issued for acquisitions	13,401	134	382,669	—	—	—	382,803
Treasury stock issued for employee benefit plans	1,980	—	(7,328)	—	40,349	—	33,021
Treasury stock purchased	(4,417)	—	—	—	(103,662)	—	(103,662)
Distribution of restricted stock	—	—	(950)	—	1,590	—	640
Cash dividends declared	—	—	—	(80,658)	—	—	(80,658)

Balances at September 30, 2003	161,543	$1,823	$1,434,169	$1,447,961	($444,073)	$35,700	$2,475,580

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$283,945	$259,197
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	29,670	31,901
Depreciation of banking premises and equipment	32,845	32,481
Net amortization of premium and discounts	19,027	45,968
Amortization of intangible assets	6,367	6,622
Provision for deferred tax expense	9,600	17,100
Distribution of restricted stock units	312	640
Net (gains) realized from sales of securities and loans	(11,576)	(39,778)
Prepayment penalties on borrowings	—	30,490
Net (gains) realized from sales of loans held for sale	(2,682)	(11,418)
Increase in cash surrender value of bank owned life insurance	(17,503)	(16,952)
Proceeds from sales of loans held for sale	373,211	757,404
Residential loans originated and purchased for sale	(368,672)	(690,453)
Net change in other assets	(25,393)	65,576
Net change in other liabilities	37,004	(100,267)

Net cash provided by operating activities	366,155	388,511

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,164,935	2,890,179
Proceeds from maturities and principal repayments of securities available for sale	1,025,960	2,674,338
Purchases of securities available for sale	(3,133,987)	(5,207,824)
Proceeds from maturities and principal repayments of securities held to maturity	30,214	74,783
Net increase in loans and leases	(1,103,017)	(465,465)
Proceeds from sales of loans	37,097	—
Net additions to premises and equipment	(22,271)	(13,937)
Cash paid for acquisitions, net of cash acquired	49,061	48,354

Net cash (used in) provided by investing activities	(952,008)	428

Cash flows from financing activities:
Net increase in deposits	289,186	207,044
Net increase in short-term borrowings	736,780	95,595
Proceeds from long-term debt	1,692	1,042,874
Payments on long-term debt	(301,183)	(1,712,455)
Treasury stock issued for employee benefit plans	55,211	33,021
Purchase of treasury stock	—	(103,662)
Cash dividends paid to shareholders	(99,893)	(80,658)

Net cash provided by (used in) financing activities	681,793	(518,241)

Increase (Decrease) in cash and cash equivalents	95,940	(129,302)
Cash and cash equivalents at beginning of period	316,331	717,003

Cash and cash equivalents at end of period	$412,271	$587,701

In conjunction with the purchase acquisitions detailed in Note 2 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of gross assets acquired	$1,804,697	$3,036,872
Fair value of liabilities assumed	1,417,597	2,325,526

Interest paid	$233,017	$276,928
Income taxes paid	102,118	111,055

See accompanying notes to unaudited Consolidated Financial Statements.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included herein. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2004. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Note 2 – Acquisitions

Acquisitions are an important part of our strategic plan. The following table summarizes acquisitions completed since January 1, 2003. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at
		Acquisition Date			Identifiable			Total
	Acquisition				Intangible	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued	Price
CCBT Financial Companies, Inc.	4/30/2004	$1,292.9	$108.5	$178.2	$19.4	$—	9.2	$298.1
Foxborough Savings Bank	4/30/2004	241.8	22.8	62.1	2.2	88.9	—	88.9
First & Ocean Bancorp	12/31/2003	274.4	15.6	34.9	1.8	49.7	—	49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	424.9	9.3	328.5	13.4	711.4
Insurance agency acquisitions	2003-2004	2.2	0.6	7.1	1.7	3.2	0.2	9.4

On April 30, 2004, Banknorth acquired CCBT Financial Companies, Inc. (“CCBT”) and Foxborough Savings Bank (“Foxborough”). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for CCBT and Foxborough at the date of acquisition. Banknorth expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded in periods after September 30, 2004, although such adjustments are not expected to be significant. It is estimated that none of the goodwill will be deductible for income tax purposes.

Assets:
Investments	$319,403
Loans held for sale	7,758
Loans and leases, net	1,026,915
Premises and equipment	31,353
Goodwill	240,300
Identifiable intangible assets	21,565
Other assets	157,403

Total assets acquired	1,804,697

Liabilities:
Deposits	1,188,294
Borrowings	210,903
Other liabilities	18,400

Total liabilities assumed	1,417,597

Net assets acquired	$387,100

Note 3 – Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for stock option plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. We have elected to continue using the intrinsic value method in APB Opinion No. 25 and, as a result, must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The proforma disclosures include the effects of all awards granted and the effects of our employee stock purchase plan. Had we determined compensation cost based on the fair value at the grant date for all stock options and recorded expense related to our employee stock purchase plan under SFAS No. 123, our net income and earnings per share would have been reduced to the proforma amounts indicated in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$97,771	$90,278	$283,945	$259,197
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,141)	(2,609)	(12,670)	(8,398)

Proforma net income	$93,630	$87,669	$271,275	$250,799

Earnings per share
Basic - As reported	$0.56	$0.56	$1.68	$1.61
Proforma	$0.54	$0.54	$1.61	$1.56
Diluted - As reported	$0.55	$0.55	$1.65	$1.59
Proforma	$0.53	$0.54	$1.57	$1.55

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued the exposure draft “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This draft (supplemented by recent FASB deliberations) concluded that all companies should expense the fair value of employee stock options using either the modified prospective or the modified retrospective grant-date measurement approach as defined in SFAS 123. Compensation cost would be recognized in the financial statements over the requisite service period prospectively for interim or annual periods beginning after June 15, 2005, as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair-value method of accounting. We are still assessing the impact of the proposed statement on our financial statements.

Note 4 – Securities Available for Sale

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous unrealized loss position for more than one year as of September 30, 2004.

	Less than one year			More than one year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses
U. S. Government obligations and obligations of U.S.Government agencies and corporations	4	$545,203	($4,839)	5	$1,038,539	($31,242)	9	$1,583,742	($36,081)
Tax exempt bonds and notes	—	—	—	—	—	—	—	—	—
Other bonds and notes	7	19,554	(616)	2	4,389	(88)	9	23,943	(704)
Mortgage-backed securities	86	1,816,946	(15,704)	43	857,672	(15,209)	129	2,674,618	(30,913)
Collateralized mortgage obligations	14	182,616	(1,876)	3	614	(2)	17	183,230	(1,878)
Equity securities	2	137	(15)	2	344	(33)	4	481	(48)

	113	$2,564,456	($23,050)	55	$1,901,558	($46,574)	168	$4,466,014	($69,624)

For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear nominal credit risk. U.S. Government agencies securities are believed by management to have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities which have a credit rating of at least investment grade by one of the nationally-recognized rating agencies. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with minimum security ratings of AA.

See Note 12 for subsequent event regarding the sale of securities in the fourth quarter of 2004.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the nine months ended September 30, 2004 are summarized as follows:

		Indentifiable Intangible Assets
			Other	Total
			Identifiable	Identifiable
		Core Deposit	Intangible	Intangible
	Goodwill	Intangibles	Assets	Assets
Balance, December 31, 2003	$1,126,639	$28,165	$8,250	$36,415
Recorded during the year	244,842	21,565	1,000	22,565
Amortization expense	—	(4,225)	(2,142)	(6,367)
Reclassification	20	(20)	—	(20)
Adjustments of purchase accounting estimates	(2,389)	—	—	—

Balance, September 30, 2004	$1,369,112	$45,485	$7,108	$52,593

Estimated amortization expense for the year ending:
Remaining 2004		$1,762	$546	$2,308
2005		6,352	1,591	7,943
2006		5,680	843	6,523
2007		5,213	843	6,056
2008		5,192	473	5,665
thereafter		21,286	1,082	22,368

The components of identifiable intangible assets are as follows:

	September 30, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$76,218	$30,733	$45,485
Other identifiable intangible assets	14,703	7,595	7,108

Total	$90,921	$38,328	$52,593

Note 6 – Short-term Borrowings

Short-term borrowings are all borrowings with an original maturity of one year or less. A summary of short-term borrowings follows:

	September 30, 2004	December 31, 2003
Securities sold under agreements to repurchase - retail	$1,110,063	$1,086,900
Securities sold under agreements to repurchase - wholesale	875,813	814,650
Federal funds purchased	167,600	358,000
Treasury, tax and loan notes	751,332	77,397
Federal Home Loan Bank advances	2,800	—

	$2,907,608	$2,336,947

Note 7 – Long-term Debt

A summary of long-term debt (debt with original maturities of more than one year) follows:

	September 30, 2004	December 31, 2003
Federal Home Loan Bank advances	$1,477,570	$1,495,821
Securities sold under agreements to repurchase - wholesale	1,300,000	1,400,000
Junior subordinated debentures issued to affiliated trusts	310,746	—
Capital trust securities	—	295,275
Subordinated debt 7.625%, due 2011	200,000	200,000
Senior notes 3.75%, due 2008	149,796	149,753
Hedge-related basis adjustments on long-term debt	3,678	(1,896)
Other long-term debt	8,037	6,964

Total	$3,449,827	$3,545,917

Callable borrowings amounted to $0.9 billion and $1.8 billion at September 30, 2004 and December 31, 2003, respectively.

Note 8 - Comprehensive Income

The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax
Unrealized gain (loss) on securities available for sale	$126,350	($44,224)	$82,126	($90,449)	$31,656	($58,793)
Unrealized gain (loss) on cash flow hedges	(1,391)	487	(904)	1,819	(636)	1,183
Reclassification adjustment for (losses) gains realized in net income	(1,949)	682	(1,267)	(5,562)	1,947	(3,615)

Net change in unrealized gains (losses)	$123,010	($43,055)	$79,955	($94,192)	$32,967	($61,225)

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax
Unrealized gain (loss) on securities available for sale	($17,681)	$6,189	($11,492)	($83,495)	$29,061	($54,434)
Unrealized gain (loss) on cash flow hedges	(1,243)	435	(808)	(6,018)	2,106	(3,912)
Reclassification adjustment for gains (losses) realized in net income	(8,926)	3,124	(5,802)	(32,153)	11,253	(20,900)

Net change in unrealized gains (losses)	($27,850)	$9,748	($18,102)	($121,666)	$42,420	($79,246)

Note 9 – Other Noninterest Income

Other noninterest income consisted of the following for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Loan fee income	$5,841	$7,376	$19,527	$19,456
Covered call premiums	5,661	7,152	14,039	21,390
Mortgage banking services income	1,913	3,087	5,249	9,328
Venture capital write-downs	(1,664)	(374)	(2,189)	(989)
Miscellaneous income	2,269	2,906	4,477	5,483

Total	$14,020	$20,147	$41,103	$54,668

Note 10 – Pension and Other Postretirement Plans

The following table presents the amount of net periodic benefit cost recognized for the periods indicated.

Components of net periodic benefit cost

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Qualified Pension
Service cost	$3,379	$2,313	$8,947	$6,939
Interest cost	2,988	3,042	9,650	9,126
Expected return on plan assets	(5,083)	(3,586)	(14,739)	(10,758)
Amortization of prior service cost	2	2	6	6
Amortization of transition obligation	(65)	(64)	(193)	(192)
Amortization of net loss	686	966	2,818	2,898

Net periodic benefit cost	1,907	2,673	6,489	8,019

Nonqualified Pension
Service cost	189	78	$387	$234
Interest cost	504	395	1,314	1,185
Amortization of prior service cost	76	43	162	129
Amortization of transition obligation	3	3	9	9
Amortization of net loss	179	31	279	93

Net periodic benefit cost	951	550	2,151	1,650

Total net periodic benefit cost - pensions plans	$2,858	$3,223	$8,640	$9,669

Other Postretirement Benefits
Service cost	$40	$31	$120	$93
Interest cost	353	289	1,059	867
Amortization of prior service cost	35	35	105	105
Amortization of transition obligation	98	98	294	294
Amortization of net loss	99	78	297	234

Net periodic benefit cost - other postretirement benefit plans	$625	$531	$1,875	$1,593

We expect to contribute approximately $17 million to our pension plans in 2004, none of which is required to satisfy minimum funding requirements. The discretionary contribution will be paid entirely in cash and, as in prior years, the entire contribution is anticipated to be paid in December after final review of the 2004 pension obligation.

In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) we have determined that the benefits we provide are at least actuarially equivalent to Medicare Part D. The effects of the federal subsidy will result in an actuarial gain of approximately $1.7 million. The gain will not have a material effect on our net periodic postretirement cost or on our accumulated postretirement benefit obligation. Therefore, we will incorporate the effects of the Act at the next measurement date, which is January 2005. As a result, we have not reflected the impact of FSP 106-2 in our net periodic postretirement cost or in our accumulated postretirement benefit obligation as of September 30, 2004 but will begin to amortize the benefit of the Act prospectively starting January 1, 2005.

Note 11 - Accounting Changes

The following information addresses new or proposed accounting pronouncements related to our industry.

Accounting for Variable Interest Entities

FASB Interpretation No. 46 (R) “Consolidation of Variable Interest Entities” (“FIN 46R”) establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. Pursuant to the criteria established by FIN 46R in 2004, we deconsolidated five affiliated trusts which had been formed for the purposes of issuing capital securities to unaffiliated parties and investing the proceeds in junior subordinated debentures issued by us. Our investment in these affiliated trusts totaled $10 million at September 30, 2004, which funds were also used by the trusts to invest in junior subordinated debentures issued by us. The result of the deconsolidation and the accounting for these entities was to recognize our equity investments in these entities of approximately $10 million in the aggregate as securities available for sale and to increase long-term debt by $10 million. The adoption of FIN 46R did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

For information regarding the potential effect of FIN 46R on the regulatory capital treatment of capital securities issued by affiliated trusts, see “Capital” under Item 2.

Accounting for Certain Loan or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. This SOP provides that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired. This SOP is effective for impaired loans acquired in fiscal years beginning after December 15, 2004. We anticipate that we will first apply the provisions of SOP 03-3 in the pending acquisition of BostonFed Bancorp, Inc., which is expected to close in the first quarter of 2005.

Note 12 – Subsequent Events

On June 21, 2004, Banknorth entered into a definitive agreement to acquire BostonFed Bancorp, Inc. (“BostonFed”), the parent company of Boston Federal Savings Bank. BostonFed had $1.7 billion of assets and $98.7 million of shareholders’ equity at September 30, 2004. Under terms of the agreement, each outstanding share of BostonFed will be converted into the right to receive 1.241 shares of Banknorth common stock or, at the election of the holder of BostonFed common stock, 1.055 shares of Banknorth common stock and $6.12 in cash, plus, in each case, cash in lieu of any fractional share interest. As a result of this election option, up to approximately 15% (based on a $32.00 per share market price on announcement date for the Banknorth common stock) of the aggregate merger consideration may be comprised of cash. The definitive agreement has been approved by the directors of both Banknorth and BostonFed. The transaction is subject to all required regulatory approvals, approval of the shareholders of BostonFed and other customary conditions. The transaction is expected to close in the first quarter of 2005 with operational integration to follow soon thereafter.

On August 25, 2004, Banknorth entered into an agreement and plan of merger with The Toronto-Dominion Bank (“TD”), a Canadian chartered bank, Berlin Merger Co., a Delaware corporation and a wholly-owned subsidiary of TD, and Banknorth Delaware Inc., a Delaware corporation and a wholly-owned subsidiary of Banknorth (“Banknorth Delaware”). Subject to the terms and conditions in the TD/Banknorth merger agreement, Banknorth will merge with and into Banknorth Delaware, and immediately thereafter Berlin Merger Co. will merge with and into Banknorth Delaware (collectively, the “TD mergers”). Upon completion of the TD mergers, each Banknorth shareholder will be entitled to receive, in exchange for the shares of Banknorth common stock owned by such shareholder, a package of consideration consisting of (1) a number of TD common shares equal to 0.2351, (2) an amount in cash equal to $12.24 and (3) a number of shares of Banknorth Delaware common stock equal to 0.49, in each case multiplied by the number of shares of Banknorth common stock owned by such shareholder, plus cash in lieu of any fractional share interests. Upon consummation of the TD mergers, TD will hold 51% of the outstanding common stock of Banknorth Delaware, which will change its name to TD Banknorth Inc. The transaction is subject to all required regulatory approvals, approval of the shareholders of Banknorth and other customary conditions. The transaction is expected to close in the first quarter of 2005.

In October 2004, as part of a deleveraging strategy approved by the board of directors on October 13, 2004, we sold approximately $1.2 billion of securities and prepaid a similar amount of borrowings, both of which had a duration of approximately 3.5 years. This transaction will result in an after-tax charge of approximately $51.5 million ($79.3 million pre-tax) in the fourth quarter of 2004. The $79.3 million pre-tax charge is comprised of a $17.8 million loss on sale of securities and a $61.5 million charge to prepay borrowings.

BANKNORTH GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share data and as noted)

EXECUTIVE OVERVIEW

Our financial statements include the results of the following acquisitions since acquisition date, as summarized below:

		Total Assets
	Date	at Acquisition
Acquisition	Acquired	Date
		(in millions)
CCBT Financial Companies, Inc.	4/30/2004	$1,292.9
Foxborough Savings Bank	4/30/2004	241.8
First & Ocean Bancorp	12/31/2003	274.4
American Financial Holdings, Inc.	2/14/2003	2,690.3
Insurance agency acquisitions	2003-2004	2.2

Fully diluted earnings per share were $0.55 and $1.65 for the three and nine months ended September 30, 2004, compared to $0.55 and $1.59 for the comparable periods last year. Merger and consolidation costs for the three and nine months ended September 30, 2004 were $5.6 million and $11.4 million, as compared to $0.8 million and $6.8 million for the comparable periods last year. Approximately $3.2 million of current year merger and consolidation costs were incurred in connection with our proposed transaction with The Toronto-Dominion Bank (“TD”).

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 13.24% and 1.33%, respectively, for the quarter ended September 30, 2004 and were 14.85% and 1.39%, respectively, for the comparable quarter last year. ROE and ROA were 13.61% and 1.35%, respectively, for the nine months ended September 30, 2004, and 14.45% and 1.36%, respectively, for the nine months ended September 30, 2003. The decline in ROE related primarily to the intangible equity created in the April 2004 acquisition of CCBT.

Our net income increased by $7.5 million in the third quarter ended September 30, 2004 compared to the third quarter last year, an increase of 8%. The following were significant factors related to the results for the third quarter of 2004 compared to the third quarter of 2003.

•	Net interest income increased 14% over the third quarter of last year due primarily to a $2.9 billion increase (or 13%) in average earning assets. The net interest margin of 3.68% for the quarter ended September 30, 2004 increased 5 basis points from the third quarter of 2003 as the cost of interest-bearing liabilities fell more than the yield on interest-earning assets. In addition, average noninterest-bearing deposits increased 25%.

•	Noninterest income increased 3% over the third quarter last year. Income from deposit services, insurance brokerage commissions, merchant and electronic banking services, trust and investment management services and investment planning services increased by $9 million (or 16%) in the aggregate due in part to acquisitions. Other noninterest income fell by $6.1 million. See Table 4 for details.

•	Noninterest expense increased by 15% due primarily to the operating expenses of acquired banks, increased spending on advertising and marketing and higher merger and consolidation costs.

•	Total average loans and leases increased 15% during the third quarter of 2004 compared to the third quarter of 2003. Excluding the effects of acquisitions, total average loans and leases increased 8%, as strong commercial and consumer loan growth was offset by residential loan declines.

•	Total average deposits increased 9% during the third quarter of 2004 compared to the third quarter of 2003 primarily due to acquisitions. Excluding the effects of acquisitions, total average deposits increased $217 million, or 1%, as average checking deposits increased 14% and savings and money market deposits increased 4%, while certificates of deposit declined 13%.

•	In October 2004, we implemented a deleveraging strategy pursuant to which we sold approximately $1.2 billion of securities with a weighted average yield of 2.76% and prepaid a similar amount of borrowings with a weighted average rate of 4.77%, both of which had a duration of approximately 3.5 years. A $51.5 million after-tax loss will be incurred in the fourth quarter. This transaction, which was approved by the board of directors on October 13, 2004, is expected to improve prospective annual net interest income by approximately $24 million (or approximately $0.09 per diluted share assuming a 34% effective tax rate and 177 million diluted shares outstanding).

Selected quarterly data, ratios and per share data are provided in Table 1.

TABLE 1 - Selected Quarterly Data

			2004			2003
			Third	Second	First	Fourth	Third
Condensed Income Statement
Interest income			$325,361	$309,146	$292,652	$290,414	$290,750
Interest expense			85,701	79,096	75,043	77,126	80,918

Net interest income	(A	)	239,660	230,050	217,609	213,288	209,832
Provision for loan and lease losses			10,670	9,500	9,500	10,400	10,500

Net interest income after provision for loan and lease losses			228,990	220,550	208,109	202,888	199,332
Noninterest income	(B	)	91,513	89,476	88,217	84,435	88,656
Noninterest expense, excluding merger and consolidation costs	(C	)	168,595	159,691	158,105	154,360	150,839
Merger and consolidation costs	(D	)	5,603	4,135	1,614	1,316	808

Income before income taxes			146,305	146,200	136,607	131,647	136,341
Income tax expense			48,534	50,353	46,280	40,085	46,063

Net income			$97,771	$95,847	$90,327	$91,562	$90,278

Weighted average shares outstanding:
Basic			173,271	169,637	162,965	162,149	161,517
Diluted			176,756	173,109	166,657	165,685	164,446
Basic earnings per share			$0.56	$0.57	$0.55	$0.56	$0.56
Diluted earnings per share			$0.55	$0.55	$0.54	$0.55	$0.55
Financial Ratios
Return on average assets (1)			1.33%	1.36%	1.37%	1.39%	1.39%
Return on average equity (1)			13.24%	13.54%	14.13%	14.72%	14.85%
Net interest margin (fully-taxable equivalent) (1)			3.68%	3.66%	3.68%	3.65%	3.63%
Noninterest income as a percent of total income (2)			27.63%	28.00%	28.85%	28.36%	29.70%
Efficiency ratio (3)			52.60%	51.27%	52.23%	52.29%	50.81%
Per Share Data
Book value per share			$17.50	$16.61	$16.26	$15.54	$15.32
Dividends per share			$0.20	$0.195	$0.195	$0.19	$0.19

(1)	Annualized.

(2)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(3)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).

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

Fully-taxable equivalent net interest income for the third quarter of 2004 increased $29.9 million, or 14%, compared to the third quarter of 2003. This increase was primarily attributable to an increase in net earning assets and, to a lesser extent, noninterest-bearing deposits comprising a larger share of the funding base, which allows us to be less reliant on higher-costing certificates of deposit. Together, these factors more than offset the negative effects of lower prevailing interest rates.

Fully-taxable equivalent interest income increased by $34.7 million in the third quarter of 2004, as compared to the third quarter of 2003, as a result of a $2.9 billion increase in total earning assets. This increase was offset in part by a decrease in the weighted average yield on earning assets from 5.02% to 4.98% during the three months ended September 30, 2003 and 2004, respectively. The increases in earning assets, primarily average balances of commercial real estate loans, commercial business loans and leases and consumer loans and leases, resulted from acquisitions and, to a lesser extent, internal growth.

Interest expense increased by $4.8 million in the third quarter of 2004, as compared to the third quarter of 2003, primarily as a result of a $2.1 billion, or 10%, increase in the average balance of interest-bearing liabilities during the third quarter of 2004, as compared to 2003, resulting from acquisitions and, to a lesser extent, internal growth. This increase was offset in part by a decrease in the weighted average rate paid on interest-bearing liabilities from 1.63% to 1.56% during the three months ended September 30, 2003 and 2004, respectively, a decline of 4%. Average deposits increased by $1.7 billion, of which approximately $1.5 billion came from acquisitions. Excluding acquisitions, average deposits increased by $217 million, or 1.1%, as growth in demand and money market accounts more than offset a decline in higher-costing certificates of deposit. Average borrowings increased $1.2 billion, or 23%, in the third quarter of 2004 compared to the third quarter of 2003 due, in part, to acquisitions.

Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, increased to 3.68% in the third quarter of 2004 from 3.63% in the third quarter of 2003 primarily due to a 7 basis point decrease in the cost of funds.

Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, increased to 3.42% from 3.39% on a fully-taxable equivalent basis during the three months ended September 30, 2003 and 2004, respectively, as a 4 basis point decrease in the weighted average yield on interest-earning assets was more than offset by a 7 basis point decrease in the weighted average rate paid on interest-bearing liabilities. See “Asset-Liability Management” below.

Our fully-taxable equivalent net interest income for the nine months ended September 30, 2004 increased $60.2 million compared to the nine months ended September 30, 2003. The net interest margin was 3.67% for the nine months ended September 30, 2004 and 2003, and the fully-taxable equivalent interest rate spread increased from 3.40% to 3.44% during the same period because a 32 basis point decrease in the weighted average yield on interest-earning assets was more than offset by a 36 basis point decrease in the weighted average rate paid on interest-bearing liabilities. Average net earning assets increased $692.2 million in the nine months ended September 30, 2004 as compared to the same period last year as a result of acquisitions and, to a lesser extent, internal growth.

Table 2 shows average balances, net interest income by category and rates for the quarters ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003. Table 3 shows the changes in fully-taxable equivalent net interest income by category due to changes in rate and volume. See also “Asset-Liability Management” below.

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

TABLE 2 — Average Balances, Yields and Rates

	2004 Third Quarter			2003 Third Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$3,135,400	$38,768	4.95%	$2,852,568	$38,740	5.43%
Commercial real estate mortgages	6,158,271	89,116	5.76	5,263,002	77,962	5.88
Commercial business loans and leases	3,827,919	47,550	4.93	3,216,254	40,837	5.04
Consumer loans and leases	5,185,483	66,458	5.10	4,577,421	62,684	5.43

Total loans and leases	18,307,073	241,892	5.26	15,909,245	220,223	5.50
Investment securities (3)	7,822,646	85,126	4.35	7,270,800	72,037	3.96
Federal funds sold and other short-term investments	5,609	22	1.55	16,113	55	1.36

Total earning assets	26,135,328	327,040	4.98	23,196,158	292,315	5.02

Bank-owned life insurance	508,425			478,572
Noninterest-earning assets	2,532,355			2,139,519

Total assets	$29,176,108			$25,814,249

Interest-bearing deposits:
Regular savings	$2,603,474	1,887	0.29	$2,474,169	2,502	0.40
NOW and money market accounts	7,884,927	15,758	0.80	6,815,603	13,727	0.80
Certificates of deposit	4,672,879	22,475	1.91	5,053,277	28,935	2.27
Brokered deposits	506	2	1.63	—	—	—

Total interest-bearing deposits	15,161,786	40,122	1.05	14,343,049	45,164	1.25
Borrowed funds	6,652,815	45,579	2.73	5,407,580	35,754	2.63

Total interest-bearing liabilities	21,814,601	85,701	1.56	19,750,629	80,918	1.63

Non-interest bearing deposits	4,236,569			3,388,018
Other liabilities	186,203			263,171
Shareholders’ equity	2,938,735			2,412,431

Total liabilities and shareholders’ equity	$29,176,108			$25,814,249

Net earning assets	$4,320,727			$3,445,529

Net interest income (fully-taxable equivalent)		241,339			211,397
Less: fully-taxable equivalent adjustments		(1,679)			(1,565)

Net interest income		$239,660			$209,832

Net interest rate spread (fully-taxable equivalent)			3.42%			3.39%
Net interest margin (fully-taxable equivalent)			3.68%			3.63%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

TABLE 2 — Average Balances, Yields and Rates

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,950,094	$111,512	5.04%	$2,880,776	$123,538	5.72%
Commercial real estate mortgages	5,861,892	251,689	5.74	5,084,858	234,115	6.16
Commercial business loans and leases	3,630,870	131,143	4.82	3,126,338	121,416	5.19
Consumer loans and leases	5,017,428	190,886	5.08	4,410,562	189,007	5.73

Total loans and leases	17,460,284	685,230	5.24	15,502,534	668,076	5.76
Investment securities (3)	7,680,939	246,590	4.28	7,474,971	238,664	4.26
Federal funds sold and other short-term investments	5,562	53	1.27	12,922	134	1.39

Total earning assets	25,146,785	931,873	4.95	22,990,427	906,874	5.27

Bank-owned life insurance	498,736			459,049
Noninterest-earning assets	2,391,826			2,016,447

Total assets	$28,037,347			$25,465,923

Interest-bearing deposits:
Regular savings	$2,562,340	5,655	0.29	$2,373,161	8,667	0.49
NOW and money market accounts	7,551,311	44,878	0.79	6,540,686	45,342	0.93
Certificates of deposit	4,684,097	67,919	1.94	5,103,328	93,281	2.44
Brokered deposits	170	2	1.63	—	—	—

Total interest-bearing deposits	14,797,918	118,454	1.07	14,017,175	147,290	1.40
Borrowed funds	6,394,319	121,386	2.53	5,710,875	127,722	2.99

Total interest-bearing liabilities	21,192,237	239,840	1.51	19,728,050	275,012	1.87

Non-interest bearing deposits	3,875,740			3,132,825
Other liabilities	182,209			206,378
Shareholders’ equity	2,787,161			2,398,670

Total liabilities and shareholders’ equity	$28,037,347			$25,465,923

Net earning assets	$3,954,548			$3,262,377

Net interest income (fully-taxable equivalent)		692,033			631,862
Less: fully-taxable equivalent adjustments		(4,714)			(4,319)

Net interest income		$687,319			$627,543

Net interest rate spread (fully-taxable equivalent)			3.44%			3.40%
Net interest margin (fully-taxable equivalent)			3.67%			3.67%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

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

TABLE 3 — Rate /Volume Analysis

	Three Months Ended				Nine Months Ended
	September 30, 2004 vs. September 30, 2003				September 30, 2004 vs. September 30, 2003
	Increase (decrease) due to				Increase (decrease) due to
			Rate and	Total			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change	Volume (1)	Rate	Volume (2)	Change
Interest income:
Loans and leases	$33,150	($9,598)	($1,883)	$21,669	$84,421	($60,350)	($6,917)	$17,154
Investment securities	5,493	7,128	468	13,089	6,569	1,119	238	7,926
Federal funds sold and other short-term investements	(36)	8	(5)	(33)	(77)	(12)	8	(81)

Total interest income	38,607	(2,462)	(1,420)	34,725	90,913	(59,243)	(6,671)	24,999

Interest expense:
Interest-bearing deposits:
Regular savings	130	(684)	(61)	(615)	694	(3,553)	(153)	(3,012)
NOW and money market accounts	2,150	0	(119)	2,031	7,036	(6,855)	(645)	(464)
Certificates of deposit	(2,171)	(4,573)	284	(6,460)	(7,658)	(19,103)	1,399	(25,362)
Brokered deposits	0	0	2	2	0	0	2	2

Total interest-bearing deposits	109	(5,257)	106	(5,042)	72	(29,511)	603	(28,836)
Borrowed funds	8,232	1,359	234	9,825	15,298	(19,667)	(1,967)	(6,336)

Total interest expense	8,341	(3,898)	340	4,783	15,370	(49,178)	(1,364)	(35,172)

Net interest income (fully taxable equivalent)	$30,266	$1,436	($1,760)	$29,942	$75,543	($10,065)	($5,307)	$60,171

(1)	Volume increases include the effects of acquisitions, including the acquisition of Foxborough Savings Bank and CCBT Financial Companies, Inc. on April 30, 2004, First & Ocean Bancorp on December 31, 2003 and American Financial Holdings, Inc. on February 14, 2003.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

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

We provided $10.7 million and $10.5 million for loan and lease losses in the quarters ended September 30, 2004 and 2003, respectively, and $29.7 million and $31.9 million for the nine months ended September 30, 2004 and 2003, respectively. Net charge-offs totaled $8.8 million in the third quarter of 2004 compared to $8.2 million in the third quarter of 2003. The coverage ratio (ratio of the allowance for loan and lease losses to nonperforming loans) was 378% at September 30, 2004, as compared to 389% at December 31, 2003 and 344% at September 30, 2003. At September 30, 2004, the allowance for credit losses amounted to $249.5 million, or 1.36% of total portfolio loans and leases, as compared to $232.3 million, or 1.42%, at December 31, 2003 and $229.6 million, or 1.44% at September 30, 2003. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-

offs, nonperforming assets and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.

Noninterest Income

The following table presents noninterest income for the periods indicated.

Table 4 — Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Noninterest income:
Deposit services	$27,583	$25,167	$2,416	10%	$80,995	$71,441	$9,554	13%
Insurance brokerage commissions	12,417	10,930	1,487	14%	38,431	34,235	4,196	12%
Merchant and electronic banking income, net	13,723	11,115	2,608	23%	37,196	31,235	5,961	19%
Trust and investment management services	10,280	8,178	2,102	26%	29,300	23,486	5,814	25%
Bank-owned life insurance	5,732	5,785	(53)	(1%)	17,503	16,952	551	3%
Investment planning services	4,634	3,761	873	23%	14,619	10,928	3,691	34%
Net securities gains	3,124	3,573	(449)	(13%)	10,060	39,778	(29,718)	(75%)
Other noninterest income
Covered call premiums	5,661	7,152	(1,491)	(21%)	14,039	21,390	(7,351)	(34%)
Loan fee income	5,841	7,376	(1,535)	(21%)	19,527	19,456	71	0%
Mortgage banking services income	1,913	3,087	(1,174)	(38%)	5,249	9,328	(4,079)	(44%)
Venture capital write-downs	(1,664)	(374)	(1,290)	(345%)	(2,189)	(989)	(1,200)	(121%)
Miscellaneous income	2,269	2,906	(637)	(22%)	4,477	5,483	(1,006)	(18%)

Total other noninterest income	14,020	20,147	(6,127)	(30%)	41,103	54,668	(13,565)	(25%)

Total noninterest income	$91,513	$88,656	$2,857	3%	$269,207	$282,723	($13,516)	(5%)

Deposit services income for the three months ended September 30, 2004 increased $2.4 million, or 10%, compared to the same period last year, primarily due to volume and fee increases in deposit accounts and an increase in overdraft fees. This increase was partially offset by a decline in service charge income on business accounts resulting from the introduction of “Free Business Checking” in 2004. For the nine months ended September 30, 2004, deposit services income increased $9.6 million, or 13%, compared to the same period last year, primarily due to volume and fee increases on deposit accounts and an increase in overdraft fees. Acquisitions comprised a portion of the increased number of deposit accounts, increased overdraft fees and increased service charges.

Insurance brokerage commissions in the three months ended September 30, 2004 increased $1.5 million, or 14%, compared to the same period last year. In the nine months ended September 30, 2004, insurance brokerage commissions increased $4.2 million, or 12%, compared to the same period last year. These increases were primarily as a result of increases in renewals and new business in 2004 as well as from agency acquisitions in 2004 and 2003.

Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income in the three months ended September 30, 2004 increased $2.6 million, or 23%, compared to the same period last year and increased $6.0 million, or 19%, in the nine months ended September 30, 2004 compared to the same period last year. These increases were primarily due to increases in the volume of transactions processed and increased market share from acquisitions.

Trust and investment management services income increased $2.1 million, or 26%, in the three months ended September 30, 2004 and $5.8 million, or 25%, in the nine months ended September 30, 2004 compared to the same respective periods last year. These increases were primarily due to an increase in assets under management, which increased to $9.9 billion at September 30, 2004 from $8.7 billion at September 30, 2003, an increase of $1.2 billion. The acquisition of CCBT in April 2004 accounted for $773 million of the increase in trust assets under management.

Income from bank-owned life insurance (“BOLI”) for the three months ended September 30, 2004 was essentially unchanged form the same period last year but increased $551 thousand, or 3%, in the nine months ended September 30, 2004 compared to the same respective period last year. Income from BOLI represents the increase in the cash surrender value of life insurance policies on the lives of certain employees who have consented to allowing Banknorth, NA, our wholly-owned banking subsidiary, to be the beneficiary of such policies. The cash surrender value of our BOLI was $517.4 million at September 30, 2004 compared to $488.8 million at December 31, 2003. The $28.6 million increase was primarily comprised of amounts from acquisitions and increases in the cash surrender value of policies, which were partially offset by death claims. Most of our BOLI is invested in the ‘general account’ of quality insurance companies. Standard and Poors rated all such general account carriers AA- or better at September 30, 2004. Investment in BOLI provides us a means to mitigate increasing employee benefit costs. For the third quarter of 2004, the average carrying value of BOLI was $508 million compared to $479 million for the third quarter of 2003.

Investment planning services income increased $873 thousand, or 23%, in the three months ended September 30, 2004 and $3.7 million, or 34%, in the nine months ended September 30, 2004 compared to the same respective periods last year. These increases were primarily due to commissions earned from increased sales of third party fixed annuities. The CCBT acquisition generated approximately $300 thousand of investment planning revenues for the three months ended September 30, 2004.

Net securities gains decreased $449 thousand, or 13%, in the three months ended September 30, 2004 and $29.7 million, or 75%, in the nine months ended September 30, 2004 compared to the same respective periods last year. The 2003 results included $29.2 million of gains recorded as part of the deleveraging program related to the sale of $901 million in securities in the second quarter of 2003. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Other noninterest income decreased $6.1 million, or 30%, in the three months ended September 30, 2004 and $13.6 million, or 25%, in the nine months ended September 30, 2004 compared to the same respective periods last year. These decreases were primarily due to lower income from covered calls, loan fees, mortgage banking and venture capital investments. Premiums received on covered call options declined by $1.5 million and $7.4 million during the three and nine months ended September 30, 2004, respectively. The covered call option program is managed in conjunction with the fixed income securities portfolio to provide revenue opportunities in addition to the interest income earned on the securities. Covered call activity will vary from quarter to quarter as interest rates, levels of market volatility and our strategic objectives of the fixed income securities portfolio change. Reduced market volatility in the nine months ended September 30, 2004 compared to the same period last year reduced the income opportunities related to covered call options. Loan fees for the three-month period declined primarily due to lower commercial loan swap fees received on fewer brokered swaps. Mortgage banking services income declines were due largely to reduced volumes of residential loan originations and loan sales in the secondary market.

Noninterest Expense

The following table presents noninterest expense during the periods indicated.

Table 5 — Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$91,935	$82,230	$9,705	12%	$266,473	$245,170	$21,303	9%
Occupancy	15,866	14,520	1,346	9%	47,274	44,584	2,690	6%
Equipment	12,074	11,668	406	3%	35,777	35,344	433	1%
Data processing	11,118	10,466	652	6%	31,573	31,059	514	2%
Advertising and marketing	6,278	5,553	725	13%	20,105	16,569	3,536	21%
Amortization of identifiable intangible assets	2,379	2,320	59	3%	6,367	6,622	(255)	(4%)
Merger and consolidation costs	5,603	808	4,795	593%	11,351	6,788	4,563	67%
Prepayment penalties on borrowings	—	—	—	—	—	30,490	(30,490)	(100%)
Other noninterest expense:
Telephone	3,829	3,666	163	4%	10,893	9,729	1,164	12%
Office supplies	2,829	2,611	218	8%	7,823	7,928	(105)	(1%)
Postage and freight	2,742	2,246	496	22%	7,887	8,543	(656)	(8%)
Miscellaneous loan costs	1,405	1,729	(324)	(19%)	3,190	4,240	(1,050)	(25%)
Deposits and other assessments	963	963	—	—	2,811	2,836	(25)	(1%)
Collection and carrying costs of non-performing assets	628	709	(81)	(11%)	1,944	1,964	(20)	(1%)
Miscellaneous	16,549	12,158	4,391	36%	44,274	33,728	10,546	31%

Total other noninterest expense	28,945	24,082	4,863	20%	78,822	68,968	9,854	14%

Total noninterest expense	$174,198	$151,647	$22,551	15%	$497,742	$485,594	$12,148	3%

Noninterest expense increased $22.6 million, or 15%, in the third quarter of 2004 and $12.1 million, or 3%, in the nine months ended September 30, 2004 compared to the same respective periods last year. The nine months ended September 30, 2003 results included $30.5 million of prepayment penalties, $28.5 million of which related to a deleveraging program implemented in that period. The increases in 2004 were primarily due to the operating costs of acquired banks (staff and facilities costs), advertising and marketing costs, merger and consolidation costs and miscellaneous expenses.

Compensation and employee benefits expense increased $9.7 million, or 12%, in the third quarter of 2004 and $21.3 million, or 9%, in the nine months ended September 30, 2004 compared to the same respective periods last year. These increases were primarily due to increased salaries and benefit costs, primarily due to acquisitions and merit increases. The nine-month increase was partially offset by reduced expense associated with our self-funded health plan resulting from a $3.2 million benefit in the second quarter of 2004 related to favorable claims experience covering the period July 2002 (plan inception) through June 30, 2004.

Advertising and marketing expense increased $725 thousand, or 13%, in the third quarter of 2004 and $3.5 million, or 21%, in the nine months ended September 30, 2004 compared to the same respective periods last year. The increase in the third quarter of 2004 compared to the same period last year was due to a 2004 summer campaign of promotional L.L. Bean bags as well as increased media advertising in the Massachusetts and Connecticut markets. The increase for the nine months ended September 30, 2004 compared to the same period last year was primarily due to expenses incurred to identify and attract customers who were looking for new banking opportunities following Bank of America Corporation’s acquisition of FleetBoston Financial Corporation. The increases in expense included new advertising promotions and corporate sponsorships (such as for the Boston Bruins, “Win a day with Ray” promotions and Tobin Bridge sponsorships), as well as expense associated with the development of a new comprehensive product catalogue for use in all of our branches.

Merger and consolidation costs increased $4.8 million in the third quarter of 2004 and increased $4.6 million in the nine months ended September 30, 2004 compared to the same respective periods last year due to costs incurred in connection with our proposed transaction with TD and our acquisitions of CCBT Financial Companies, Inc. and Foxborough Savings Bank in April 2004. The following table summarizes merger and consolidation costs for the three and nine months ended September 30, 2004 and 2003.

Table 6 — Merger and consolidation costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
The Toronto-Dominion Bank Merger Charges
Investment banker fees and other professional costs	$3,190	$—	$3,190	$—

	3,190	—	3,190	—

Foxborough Savings Bank Merger Charges
Personnel costs	275	—	492	—
Systems conversion and integration/customer communications	688	—	1,227	—
Other costs	223	—	301	—

	1,186	—	2,020	—

CCBT Financial Companies, Inc. Merger Charges
Personnel costs	393	—	1,296	—
Systems conversion and integration/customer communications	247	—	2,426	—
Other costs	271	—	1,233	—

	911	—	4,955	—

BostonFed Bancorp, Inc. Merger Charges
Systems conversion and integration/customer communications	169	—	169	—
Other costs	44	—	46	—

	213	—	215	—

Other Costs
American merger charges	70	432	257	4,779
First & Ocean Bancorp merger charges	30	—	1,142	—
Warren Bancorp, Inc. merger charges	—	345	29	2,399
Bancorp Connecticut and Ipswich Bancshares, Inc. merger charges	3	16	11	121
Andover Bancorp, Inc./MetroWest Bank merger charges	—	15	—	6
Reverse auto lease reserves (Banknorth - Vermont)	—	—	(470)	(615)
Other costs	—	—	2	98

	103	808	971	6,788

Total merger and consolidation costs	$5,603	$808	$11,351	$6,788

The following table summarizes activity in the accrual account for merger and consolidation costs from December 31, 2003 through September 30, 2004.

Table 7 — Merger and Consolidation Costs — Activity in the Accrual Account

		Purchase Accounting	Merger and		Non-cash Write
	Balance	Adjustments	Consolidation	Cash	Downs and Other	Balance
	12/31/03	at Acquisition	Costs	Payments	Adjustments	9/30/04
The Toronto-Dominion Bank Merger	$—	$—	$3,190	($2,567)	$—	$623
Boston Fed Merger	—	—	215	(215)	—	—
Foxborough Merger	—	1,196	2,020	(2,645)	(87)	484
CCBT Financial Companies, Inc. Merger	—	10,407	4,955	(12,829)	(370)	2,163
First & Ocean Bancorp Merger	250	1,715	1,143	(2,856)	—	252
American Financial Holdings, Inc. Merger	266	—	257	(257)	(266)	—
Warren Bancorp Merger	27	—	29	(29)	(27)	—
Bancorp Connecticut Merger	466	—	12	(445)	—	33
Andover / MetroWest Mergers	84	—	—	(5)	—	79
Other merger and consolidation costs	4	—	(470)	(2)	468	—

Total	$1,097	$13,318	$11,351	($21,850)	($282)	$3,634

Other noninterest expense increased $4.9 million, or 20%, in the third quarter of 2004 and $9.9 million, or 14%, for the nine months ended September 30, 2004 compared to the same respective periods last year. These increases were largely due to increased professional (audit and legal) fees, consulting fees, travel and telephone costs.

Taxes

The effective tax rate was 33% and 34% for the three months and nine months ended September 30, 2004, respectively. The slight decline to 33% related to lower than previously estimated non-deductible interest expense related to carrying tax-exempt securities. The effective tax rate was 34% for the three months and nine months ended September 30, 2003, respectively. Excluding the effects of merger related charges and the deleveraging transaction, the effective tax rate is expected to return to 34% in the fourth quarter.

We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Currently, federal and certain state income tax returns filed by us in recent years are under examination. In June 2004, the Vermont Department of Taxes assessed three Vermont-based banks, previously acquired by us, for taxes, interest and penalties for the years 2000 and 2001 on the basis that subsidiary investment companies established by these banks pursuant to Vermont law should be considered part of our banking subsidiary for purposes of calculating taxes due the State of Vermont. We believe that we have substantial defenses to this assessment and are in the process of appealing it in accordance with administrative procedures. Although not considered probable, there can be no assurance that Vermont will not ultimately prevail on this matter. Our estimate of the range of possible exposure above established reserves on this matter is from $0 to $2.1 million, after federal tax benefits.

There can be no assurance that we will not receive additional assessments from state tax authorities in the future. Any such assessment resolved in excess of established reserves could have a material adverse effect on our consolidated results of operations in a future reporting period. However, based on currently available information, advice of counsel and tax advisors and established reserves, we believe the amounts accrued for income taxes are adequate.

Comprehensive Income

Our comprehensive income (loss) amounted to $178 million and $29 million in the third quarters of 2004 and 2003, respectively and $265.8 million and $180.0 million in the nine months ended September 30, 2004 and 2003, respectively. Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and, to a much lesser extent, on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity in, and Note 8 to, the unaudited Consolidated Financial Statements.

Our available for sale investment portfolio had net unrealized gains (losses) of ($15.8) million, $11.8 million and $57.6 million (($10.3) million, $7.7 million and $37.4 million net of applicable income tax effects, respectively) at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. The changes from period to period were primarily due to changes in prevailing interest rates and, to a lesser degree, the size of the available for sale investment portfolio. The change in fair value of our interest-bearing liabilities, which tends to offset the change in fair value of available for sale securities, is not included in other comprehensive income.

FINANCIAL CONDITION

Our consolidated total assets increased by $2.5 billion, or 10%, from $26.5 billion at December 31, 2003 to $29.0 billion at September 30, 2004. Total average assets were $29.2 billion and $25.8 billion for the three months ended September 30, 2004 and 2003, respectively, and $28.0 billion and $25.5 billion for the nine months ended September 30, 2004 and 2003, respectively. The increase in total average assets was largely due to acquisitions, which increased average assets by approximately $1.8 billion and $1.1 billion in the three and nine months ended

September 30, 2004, respectively, as compared to the same periods of 2003. Total liabilities increased by $2.0 billion since year-end 2003, primarily due to acquisitions and increases in borrowings. Shareholders’ equity totaled $3.0 billion at September 30, 2004 and $2.5 billion at December 31, 2003.

Securities

The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity and is used as collateral for public deposits and wholesale funding sources.

The securities portfolio (including securities classified as held to maturity) averaged $7.8 billion during the third quarter of 2004, as compared to $7.3 billion in the third quarter of 2003. The net increase in the securities portfolio resulted primarily from acquisitions. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of Banknorth, NA, and consists primarily of mortgage-backed securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. Substantially all securities available for sale were AAA or equivalently rated at September 30, 2004. The average yield on securities was 4.35% for the quarter ended September 30, 2004 compared to 3.96% for the quarter ended September 30, 2003. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at market value. Securities available for sale had an after-tax unrealized gain (loss) of ($10.3) million and $7.7 million at September 30, 2004 and December 31, 2003, respectively. These unrealized gains (losses) do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity. Subsequent to September 30, 2004, we sold approximately $1.2 billion of securities as part of a deleverging program. See Note 12 to the consolidated financial statements.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $18.3 billion during the third quarter of 2004, an increase of $2.4 billion, or 15%, from the third quarter of 2003. This increase was primarily attributable to growth in commercial loans and, to a lesser extent, consumer loans. Excluding acquisitions, average loans for the quarter ended September 30, 2004 were $1.3 billion, or 8%, higher than the comparable period in 2003. Average loans and leases as a percent of average earning assets was 70% during the quarter ended September 30, 2004 compared to 69% during the quarter ended September 30, 2003.

Average residential real estate loans (which include mortgage loans held for sale) of $3.1 billion during the third quarter of 2004 increased $282.8 million from the average amount of such loans during the third quarter of last year. Excluding acquisitions, average residential loans decreased approximately $114 million, or 4%, as a result of continued refinancing activity and prepayments in a low interest rate environment. The weighted average yield on residential real estate loans decreased from 5.43% to 4.95% during the quarters ended September 30, 2003 and 2004, respectively, primarily due to the repricing of adjustable-rate loans and the refinancing of fixed-rate loans at lower rates.

Mortgage loans held for sale amounted to $47.5 million and $41.7 million at September 30, 2004 and December 31, 2003, respectively. We are currently selling substantially all of the conforming 30-year fixed-rate loans we originate.

Commercial real estate loans averaged $6.2 billion during the third quarter of 2004, an increase of $895 million, or 17%, from the third quarter of last year. Excluding acquisitions, average commercial real estate loans increased $428 million, or 7%, during this period. Most of our markets posted increases, with the largest increases in

Massachusetts and Connecticut. The weighted average yield on commercial real estate loans during the third quarter of 2004 was 5.76%, as compared to 5.88% in the third quarter of 2003, a decrease of 12 basis points. The lower yield reflects the effect of the competitive pressures of variable-rate loans, the refinancing of fixed-rate loans at lower rates and the origination of new loans at the lower prevailing rates.

Commercial business loans and leases averaged $3.8 billion during the third quarter of 2004, an increase of $612 million, or 19%, over the third quarter of 2003. Excluding acquisitions, average commercial business loans and leases increased $498 million, or 15%. Massachusetts reflected the strongest growth. The weighted average yield on commercial business loans and leases decreased to 4.93% in the third quarter of 2004 from 5.04% in the third quarter of 2003. The decrease in the yield was primarily due to lower rates on new loans and the repricing of variable-rate loans.

Consumer loans and leases averaged $5.2 billion during the third quarter of 2004, an increase of $608 million, or 13%, from the third quarter of 2003. Excluding acquisitions, average consumer loans and leases increased $462 million or 10%. The growth in consumer loans was primarily in home equity loans and indirect automobile loans. The weighted average yield on consumer loans and leases decreased to 5.10% in the third quarter of 2004 from 5.43% in the third quarter of 2003. For a description of the types of loans and leases in our consumer portfolio and a breakdown of our consumer loans and leases, see “Credit Risk.”

Deposits

Total deposits averaged $19.4 billion during the third quarter of 2004, an increase of $1.7 billion from the third quarter of 2003; approximately $1.5 billion of this increase related to acquisitions. Money market and NOW accounts and noninterest-bearing accounts showed the largest increases. The ratio of loans to deposits was 95% at September 30, 2004 and 91% at December 31, 2003.

Average noninterest-bearing deposits totaled $4.2 billion during the third quarter of 2004, an increase of $849 million, or 25%, from the third quarter of 2003. Excluding acquisitions, average noninterest-bearing deposits increased $530 million, or 14%.

Average interest-bearing deposits of $15.2 billion during the third quarter of 2004 increased $819 million from the third quarter of 2003. Excluding acquisitions, average savings, money market and NOW accounts increased $363 million, or 4%, while certificates of deposits declined by 13%. The decline in certificates of deposit resulted from our decision to allow certain deposits priced above alternate funding costs to run off. The average rates paid on all interest-bearing deposits decreased by 20 basis points from 1.25% in the third quarter of 2003 to 1.05% in the third quarter of 2004, reflecting the decline in prevailing interest rates and run-off of higher-costing certificates of deposit.

Included within the deposit categories above are government banking deposits, which averaged $1.7 billion in the third quarter of 2004 and $1.3 billion in the third quarter of 2003. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

We use both short-term and long-term borrowings to balance earning asset growth. Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and borrowings from the U. S. Treasury, amounted to $2.9 billion and $2.3 billion at September 30, 2004 and December 31, 2003, respectively, an increase of $571 million. This increase was due primarily to debt assumed in acquisitions and lower long-term debt.

At September 30, 2004, we had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. There were no drawdowns on this line in either the nine months ended September 30, 2004 or 2003. We also have additional borrowing capacity as more fully described under “Liquidity” below.

Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $3.5 billion at September 30, 2004 and $3.5 billion at December 31, 2003.

At September 30, 2004 and December 31, 2003, FHLB borrowings amounted to $1.5 billion and were collateralized primarily with first mortgage loans secured by single-family properties. These borrowings had an average cost of 4.16% during the three months ended September 30, 2004 as compared to 4.23% during the three months ended September 30, 2003.

At September 30, 2004 and December 31, 2003, we had $150 million of 5-year senior notes carrying a fixed rate of 3.75%. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.

At September 30, 2004 and December 31, 2003, subordinated debt consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes.

At September 30, 2004 and December 31, 2003, we had outstanding $310.7 million and $305.6 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. See “Capital” below.

At September 30, 2004 and December 31, 2003, long-term wholesale securities sold under repurchase agreements amounted to $1.3 billion and $1.4 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations.

Shareholders’ Equity

Shareholders’ equity amounted to $3.0 billion at September 30, 2004, an increase of $525.7 million, or 20.9%, from our $2.5 billion of shareholders’ equity at December 31, 2003. This increase was primarily attributable to our $265.8 million of comprehensive income during the nine months ended September 30, 2004, $304.3 million of equity resulting from the issuance of common stock in connection with acquisitions and $55.2 million of equity resulting from the issuance of common stock for employee benefit plans, which more than offset the payment of $99.9 million of cash dividends declared on our common stock during this period. For information regarding our compliance with applicable capital requirements, see “Capital” below. Book value per share amounted to $17.50 and $15.54 at September 30, 2004 and December 31, 2003, respectively. Dividends declared in the third quarter of 2004 were $0.20 per share compared to $0.19 per share for the same period last year.

CONTRACTUAL OBLIGATIONS

The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at September 30, 2004.

Table 8 — Contractual Obligations and Other Commitments
Contractual Obligations (1)

		Payments Due By Period
		Less than	1 - 3	4 -5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$2,143,084	$311,736	$516,523	$307,224	$1,007,601
Capital lease obligations	6,743	56	360	1,245	5,082
Repurchase agreements — wholesale	1,300,000	350,000	850,000	—	100,000

Total long-term debt	3,449,827	661,792	1,366,883	308,469	1,112,683
Off balance sheet obligations:
Operating lease obligations	143,061	25,422	43,036	31,868	42,735
Pension plan contribution	17,100	17,100	—	—	—
Other benefit plan payments	35,022	3,130	6,196	5,955	19,741
Other vendor obligations	28,168	10,251	17,917	—	—

Total contractual obligations	$3,673,178	$717,695	$1,434,032	$346,292	$1,175,159

(1)	Other liabilities which are short term in nature are not included in this table.

Other Commitments

		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$4,791,772	$1,385,511	$244,936	$34,692	$3,126,633
Standby letters of credit	447,856	130,516	82,175	79,482	155,683
Commercial letters of credit	22,024	14,830	5,077	—	2,117
Commitments to originate loans	2,058,277	1,373,507	374,351	34,046	276,373
Other commitments	281,996	6,757	13,611	2,684	258,944

Total commitments	$7,601,925	$2,911,121	$720,150	$150,904	$3,819,750

Derivative Financial Instruments

		Amount of Commitment Expiration - Per Period
	Total
	Amounts	Less than	1 - 3	4 -5	After 5
	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$548,730	$0	$9,665	$109,911	$429,154
Interest rate swaps with dealers (2)	548,730	—	9,665	109,911	429,154
Interest rate swaps on borrowings (3)	566,500	216,500	—	150,000	200,000
Forward commitments to sell loans	85,996	85,996	—	—	—
Foreign currency forward contracts: (4)
Forward contracts with customers	26,492	9,605	16,887	—	—
Forward contracts with dealers	27,166	9,696	17,470	—	—
Foreign Exchange Options
Options purchased	42,975	1,350	41,625	—	—
Options to sell	42,975	1,350	41,625	—	—
Rate-locked loan commitments	54,389	54,389	—	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable).

(2)	Swaps with dealers (Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swaps on borrowings (Banknorth pays variable, receives fixed).

(4)	Forward contracts for customer accommodations.

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

CREDIT RISK MANAGEMENT

General

The Board Risk Management Committee monitors our credit risk management. Our strategy for credit risk management includes centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to assess consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Results of Operations — Provision and Allowance for Loan and Lease Losses.”

Our residential loan portfolio accounted for 17% of the total loan portfolio at September 30, 2004 and December 31, 2003. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At September 30, 2004, 0.23% of our residential loans were nonperforming, as compared to 0.26% at December 31, 2003 and 0.34% at September 30, 2003.

Our commercial real estate loan portfolio accounted for 33% of the total loan portfolio at September 30, 2004 and December 31, 2003. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states and upstate New York. At September 30, 2004, 0.54% of our commercial real estate loans were nonperforming, as compared to 0.36% at December 31, 2003 and 0.51% at September 30, 2003.

Our commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at September 30, 2004 and 20% at December 31, 2003. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $86.5 million at September 30, 2004. We do not emphasize the purchase of participations in syndicated commercial loans. At September 30, 2004, we had $372.4 million of outstanding participations in syndicated commercial loans and had an additional $288.0 million of unfunded commitments related to these participations. At September 30, 2004, 0.48% of our commercial business loans were nonperforming, as compared to 0.74% at December 31, 2003 and 0.70% at September 30, 2003.

The following table presents the geographic distribution of our commercial loans and leases at September 30, 2004 and December 31, 2003.

Table 9 — Commercial Loans and Leases by State

	Commercial Real Estate Loans				Commercial Business Loans and Leases

	September 30,	December 31,	Change		September 30,	December 31,	Change
	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Massachusetts	$3,055,752	$2,565,064	$490,688	19.13%	$1,479,242	$1,173,803	$305,439	26.02%
Maine	917,752	885,791	31,961	3.61%	786,994	658,902	128,092	19.44%
New Hampshire	759,295	732,249	27,046	3.69%	535,064	494,811	40,253	8.14%
Vermont	667,047	645,608	21,439	3.32%	435,761	438,483	(2,722)	-0.62%
Connecticut	569,152	504,624	64,528	12.79%	425,806	332,749	93,057	27.97%
New York	213,837	195,526	18,311	9.36%	193,429	188,346	5,083	2.70%

Total	$6,182,835	$5,528,862	$653,973	11.83%	$3,856,296	$3,287,094	$569,202	17.32%

Consumer loans and leases accounted for 29% of our total loan portfolio at September 30, 2004 and at December 31, 2003. In the fourth quarter of 2003, we ceased originating vision, dental and orthodontia fee plan loans and mobile home loans. The decrease in these loan types during the first half of 2004 reflects the run-off of these loans. At September 30, 2004, 0.13% of our consumer loans were nonperforming, as compared to 0.18% at December 31, 2003 and 0.16% at September 30, 2003.

The following table presents our consumer loans and leases by type at September 30, 2004 and December 31, 2003.

Table 10 — Composition of Consumer Loans and Leases

	September 30,		December 31,
	2004		2003		Change
		% of		% of
	Amount	Total	Amount	Total	Amount	Percent
Home equity	$3,043,885	57.71%	$2,472,471	51.30%	$571,414	23.11%
Automobile	1,701,002	32.25%	1,596,504	33.13%	104,498	6.55%
Mobile home	118,393	2.24%	141,407	2.93%	(23,014)	(16.28%)
Vision, dental, and orthodontia fee plan	62,888	1.19%	120,694	2.50%	(57,806)	(47.89%)
Education	129,906	2.46%	234,226	4.86%	(104,320)	(44.54%)
Other	218,847	4.15%	254,221	5.28%	(35,374)	(13.91%)

Total	$5,274,921	100.00%	$4,819,523	100.00%	$455,398	9.45%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.23% at September 30, 2004, 0.24% at December 31, 2003 and 0.27% at September 30, 2003. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0.37% at September 30, 2004, 0.39% at December 31, 2003 and 0.44% at September 30, 2003. See Table 11 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets decreased from $70.4 million at September 30, 2003 to $68.0 million at September 30, 2004, but increased $4.9 million from $63.1 million at December 31, 2003. The increase from December 31, 2003 was due to a $13.6 million increase in nonperforming commercial real estate loans.

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

The following table presents information regarding our nonperforming assets for the last five quarters.

TABLE 11 — Nonperforming Assets

	2004			2003
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans and leases:
Residential real estate loans	$7,274	$7,870	$7,990	$7,157	$9,135
Commercial real estate loans	33,249	27,951	24,619	19,700	27,069
Commercial business loans and leases	18,573	23,636	28,978	24,412	22,857
Consumer loans and leases	6,827	5,685	6,267	8,493	7,664

Total nonaccrual loans and leases	65,923	65,142	67,854	59,762	66,725
Other nonperforming assets:
Other real estate owned, net of related reserves	698	398	389	529	921
Repossessions, net of related reserves	1,358	1,627	2,311	2,812	2,711

Total other nonperforming assets	2,056	2,025	2,700	3,341	3,632

Total nonperforming assets	$67,979	$67,167	$70,554	$63,103	$70,357

Accruing loans and leases which are 90 days or more overdue	$5,018	$4,142	$7,929	$4,915	$3,163

Total nonperforming loans as a percentage of total loans and leases(1)	0.36%	0.36%	0.41%	0.37%	0.42%
Total nonperforming assets as a percentage of total assets	0.23%	0.23%	0.26%	0.24%	0.27%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.37%	0.37%	0.42%	0.39%	0.44%

(1)	Total loans and leases exclude residential real estate loans held for sale.

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At September 30, 2004, we had $5.0 million of accruing loans which were 90 days or more delinquent, as compared to $4.9 million at December 31, 2003 and $3.2 million at September 30, 2003. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.

Net Charge-offs

Net charge-offs amounted to $8.8 million during the three months ended September 30, 2004, as compared to $8.2 million during the three months ended September 30, 2003. Net charge-offs represented 0.19% and 0.20% of average loans and leases outstanding for the quarters ended September 30, 2004 and 2003, respectively.

The following table presents net charge-offs by loan type and the activity in the allowance for loan and lease losses during the periods indicated.

TABLE 12 — Allowance for Credit Losses

	2004 Third	2004 Second	2004 First	2003 Fourth	2003 Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$247,620	$233,297	$232,287	$229,581	$227,240
Additions due to acquisitions	—	13,665	—	2,661	—
Charge-offs:
Residential real estate mortgages (1)	101	(25)	(55)	25	63
Commercial real estate mortgages	4	172	221	87	27
Commercial business loans and leases	4,458	5,460	2,711	4,302	3,011
Consumer loans and leases	7,566	7,434	8,405	9,212	8,782

Total loans and leases charged off	12,129	13,041	11,282	13,626	11,883

Recoveries:
Residential real estate mortgages	15	17	17	15	5
Commercial real estate mortgages	534	835	667	255	296
Commercial business loans and leases	1,519	2,073	926	1,900	2,493
Consumer loans and leases	1,256	1,274	1,182	1,101	930

Total loans and leases recovered	3,324	4,199	2,792	3,271	3,724

Net charge-offs	8,805	8,842	8,490	10,355	8,159
Transfer for off-balance sheet loan commitments (2)	(6,600)	—	—	—	—
Provision for loan and lease losses	10,670	9,500	9,500	10,400	10,500

Allowance for loan and lease losses at end of period (2)	$242,885	$247,620	$233,297	$232,287	$229,581

Total Allowances for Credit Losses:
Allowance for loan and lease losses	$242,885
Liability for unfunded credit commitments (2)	6,600

Total Allowances for Credit Losses	$249,485

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (3)	0.19%	0.20%	0.21%	0.26%	0.20%
Ratio of allowance for credit losses to total loans and leases at end of period (2)	1.36%	1.37%	1.40%	1.42%	1.44%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	378%	380%	344%	389%	344%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (3):
Residential real estate mortgages	0.011%	(0.006%)	(0.011%)	0.001%	0.008%
Commercial real estate mortgages	(0.034%)	(0.045%)	(0.032%)	(0.012%)	(0.020%)
Commercial business loans and leases	0.305%	0.370%	0.211%	0.295%	0.064%
Consumer loans and leases	0.483%	0.496%	0.593%	0.688%	0.681%
Total portfolio loans and leases at end of period (3)	18,410,791	18,110,312	16,623,612	16,345,962	15,925,852
Total nonperforming loans and leases at end of period	65,923	65,142	67,854	59,762	66,725
Average loans and leases outstanding during the period (3)	18,263,613	17,484,997	16,511,538	15,976,068	15,841,521

(1)	Residential real estate charge-offs include estimates of charge-offs and reversals of prior period estimates, which may result in “negative charge-offs.”

(2)	During the third quarter of 2004, we reclassified the portion of our allowance for credit losses related to unfunded credit commitments from the allowance for loan and lease losses to a separate liability account. The liability for unfunded credit commitments previously included in the allowance for loan and and lease losses was $5.4 million, $5.1 million, $5.6 million and $5.1 million as of June 30, 2004, March 31, 2004, December 31, 2003, and September 30, 2003, respectively.

(3)	Excludes residential real estate loans held for sale.

Potential Problem Loans

In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $147 million at September 30, 2004 and $142 million at December 31, 2003. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.

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

The allowance for loan and lease losses amounted to $242.9 million at September 30, 2004 and $232.3 million at December 31, 2003. The $10.6 million increase is net of a transfer of $6.6 million to other liabilities related to reserves for off-balance sheet loan commitments. The increase was also impacted by $13.7 million from acquired banks and the effect of the provision for loan and lease losses exceeding net charge-offs during 2004. The ratio of the allowance for credit losses to nonperforming loans was 378% at September 30, 2004 and 389% at December 31, 2003. The ratio of the allowance for credit losses to total portfolio loans and leases at September 30, 2004 was 1.36% compared to 1.42% at December 31, 2003.

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

Interest Rate Risk

Interest rate risk is the risk of loss to future earnings or long-term value resulting from changes in interest rates and is by far the most significant non-credit risk to which we are exposed. This risk arises directly from our core lending and deposit gathering activities and is predominantly concentrated in our mortgage-related assets, as well as in our non-maturity deposits. Mortgage-related assets typically give borrowers the option to prepay at any time without penalty. Principal cash flows that come from these assets are highly interest rate sensitive. As interest rates fall, borrowers are more likely to pay off their existing mortgages, which results in higher cash flows that we must in turn reinvest. Replacing these higher-rate mortgage assets with lower-rate mortgage assets has the potential to reduce our net interest income unless we can also reduce either our wholesale or retail funding costs. In the low interest rate environment, bank deposits can increase, especially if the market risk premium is not sufficient to adequately compensate investors. Consequently, under such circumstances, we can have even more cash to reinvest in low yielding assets. Conversely, rising rates tend to have the opposite effect on both mortgage assets and non-maturity deposits. Higher rates make borrowers less likely to refinance existing debt, resulting in lower cash flows for us to reinvest. And if the market risk premium is sufficiently high, depositors could be enticed to take additional investment risk and move deposits from banks into riskier assets, such as equity securities. This in turn could result in less cash to invest or even require us to use wholesale funding market sources more actively. In the case of higher interest rates, our funding sources could reprice faster than our assets and at higher rates, thereby reducing our interest rate spread and net interest margin. The degree to which future earnings or long-term value is subject to interest rate risk depends on how closely the characteristics of our interest-earning assets match those of our interest-bearing liabilities.

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

The following table sets forth information regarding estimated changes in net interest income for the 12 months following the indicated dates. Assuming a downward shift in rates, because most deposit accounts have implied interest rate floors, it is assumed that the related interest expense on these accounts will not decrease in proportion to the downward shift in rates. Assuming an upward shift in rates of 200 basis points, the simulated increase in interest income would be less than the simulated increase in interest expense because total adjustable rate interest-earning assets generally will reprice less quickly than will total interest-bearing liabilities. These results are dependent on material assumptions such as interest rate movements, product pricing and customer behavior.

Table 13 — Sensitivity of Net Interest Income

	200 Basis Point	100 Basis Point	100 Basis Point
	Rate Increase	Rate Increase	Rate Decrease
September 30, 2004	(1.61%)	(0.52%)	(0.09%)

December 31, 2003	(0.26%)	0.24%	(0.71%)

Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. All interest rate risk measures were within compliance guidelines at September 30, 2004 and December 31, 2003.

Derivative Instruments

Purpose and Benefits

Derivative financial instruments are important tools that we use to manage interest rate risk. When appropriate, we use derivatives such as interest-rate swaps, interest rate floors, interest rate caps, interest rate corridor agreements and forward security sales, among other instruments.

Certain derivatives are used to hedge certain wholesale funding activities and the mortgage origination pipeline. These instruments are designated as hedges at inception in accordance with SFAS No. 133. At September 30, 2004, our designated hedging activities consisted of forward commitments related to hedging our mortgage banking operations, a $150 million notional amount interest rate swap at 3-month LIBOR plus 0.41% that hedged $150 million of 3.75% fixed-rate senior notes maturing on May 1, 2008, a $200 million notional amount interest rate swap at 3-month LIBOR plus 3.47% that hedged $200 million of 7.625% fixed-rate subordinated debt issued by Banknorth, NA which matures on June 15, 2011, and five interest rate swaps with an aggregate notional amount of $216.5 million and a weighted average rate of 1-month LIBOR plus 3.82%, which hedge $216.5 million of FHLB advances with a weighted average cost of 5.47% that mature throughout 2005.

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

For the quarter and nine months ended September 30, 2004, higher mortgage rates contributed to a decline in residential mortgage loan originations.

The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.

Table 14 — Average Balances of Loans Held for Sale and Related Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Residential mortgage loans held for sale	$41,913	$101,528	$47,081	$90,808
Rate-locked loan commitments	50,421	85,551	52,363	104,632
Forward sales commitments	77,839	178,361	86,020	181,739

Interest rate derivatives, primarily interest rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the nine months ended September 30, 2004, we recorded a total notional amount of $264.1 million of interest rate swaps with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in the table below include both the customer and offsetting dealer transactions.

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

The following table summarizes our derivative positions at September 30, 2004.

Table 15 — Derivative Positions

Asset-Liability Management Positions

	Notional Amount Maturing						Fair
September 30, 2004	2004	2005	2006	2007	Thereafter	Total	Value
Interest rate contracts
Pay variable, receive fixed	$—	$216,500	$—	$—	$350,000	$566,500	$3,678

Forward commitments to sell loans	85,996	—	—	—	—	85,996	(476)

Customer-related Positions

	Notional Amount Maturing						Fair
September 30, 2004	2004	2005	2006	2007	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$—	$—	$—	$14,059	$534,671	$548,730	$19,159
Pay fixed, receive variable	—	—	—	14,059	534,671	548,730	(19,159)

Foreign currency forward contracts
Forward contracts with customers	9,605	15,581	1,306	—	—	26,492	2,586
Forward contracts with dealers	9,696	16,159	1,311	—	—	27,166	(2,430)

Foreign exchange options
Options purchased	1,350	33,750	7,875	—	—	42,975	1,724
Options to sell	1,350	33,750	7,875	—	—	42,975	(1,724)

Rate-locked loan commitments (1)	54,389	—	—	—	—	54,389	416

(1)	No value has been assigned to potential mortagage servicing rights related to rate-locked loan commitments.

2004 Asset Liability Management Actions

The most significant factors affecting market risk exposure of net interest income in the third quarter of 2004 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (ii) changes in the prepayment speeds of mortgage assets and (iii) the reduction of deposit interest expenses.

The Federal Reserve Board increased the federal funds target rate to 1.50% on August 10, 2004 and again to 1.75% on September 21, 2004. However, long-term interest rates fell in the third quarter, with 10-year U. S. Treasury yields down approximately 47 basis points quarter over quarter and down approximately 18 basis points over year-end. Mortgage rates also fell in the third quarter, which resulted in an increase in residential mortgage loan activity. As a result, the yield curve used to measure interest income sensitivity has flattened considerably. The above net interest income table (Table 13) reflects the estimated net impact of these changes. The falling interest rate scenario remains asset sensitive, albeit to a lesser degree than at year-end and our rising rate scenarios are now slightly liability sensitive. Without further actions, our model projects net interest income to increase if the yield curve becomes steeper and to decline slightly if short and long interest rates move symmetrically higher. However, this projected decline may be mitigated or offset by the lag of deposit rates increases versus market rates.

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

Parent Company

On a parent-only basis at September 30, 2004, our debt service requirements consisted primarily of $310.7 million junior subordinated debentures issued by us to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued by us or acquired entities to five affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027, have interest rates ranging from 4.75% to 10.52% and annual debt service payments of $26.2 million. The senior notes have annual debt service payments of $5.6 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. At September 30, 2004, our subsidiary bank had $689.3 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $184.1 million in cash or cash equivalents at September 30, 2004.

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

At September 30, 2004, Banknorth, NA had in the aggregate $4.3 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or sales of securities. This represented 22% of retail deposits, as compared to a current policy minimum of 10% of deposits.

Also at September 30, 2004, Banknorth, NA had in the aggregate “potentially volatile funds” of $2.9 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

At September 30, 2004, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 146%, which substantially exceeded our policy minimum of 100%.

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

We have a shelf registration statement on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows affiliated trusts to sell capital securities. We had $650 million of remaining authority under this shelf registration statement at September 30, 2004.

CAPITAL

At September 30, 2004, shareholders’ equity amounted to $3.0 billion, or 10.51% of total assets. At December 31, 2003, shareholders’ equity amounted to $2.5 billion, or 9.53% of total assets.

We paid a cash dividend of $0.20 per share on our common stock during the third quarter of 2004 compared to $0.19 per share in the third quarter last year.

We have a stock repurchase program that was approved by the Board in 2002 and has a total of 2.9 million shares available for repurchase at September 30, 2004. There were no repurchases to date in 2004.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency of the United States (“OCC”) respectively require us and our banking subsidiary to maintain certain capital ratios, set forth below. At September 30, 2004, Banknorth Group, Inc. and Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

Table 16 — Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2004
Banknorth Group, Inc.
Total capital (to risk-weighted assets)	$2,385,570	11.62%	$1,643,039	8.00%	$742,531	3.62%
Tier 1 capital (to risk weighted assets)	1,935,686	9.42%	821,519	4.00%	1,114,167	5.42%
Tier 1 leverage capital ratio (to average assets)	1,935,686	6.95%	1,113,291	4.00%	822,395	2.95%
Banknorth, NA
Total capital (to risk-weighted assets)	2,327,560	11.37%	1,638,244	8.00%	689,316	3.37%
Tier 1 capital (to risk-weighted assets)	1,880,921	9.19%	819,122	4.00%	1,061,799	5.19%
Tier 1 leverage capital ratio (to average assets)	1,880,921	6.77%	1,111,011	4.00%	769,910	2.77%

December 31, 2003
Banknorth Group, Inc.
Total capital (to risk-weighted assets)	$2,088,061	11.29%	$1,479,352	8.00%	$608,709	3.29%
Tier 1 capital (to risk-weighted assets)	1,656,848	8.96%	739,676	4.00%	917,172	4.96%
Tier 1 leverage capital ratio (to average assets)	1,656,848	6.65%	996,777	4.00%	660,071	2.65%
Banknorth, NA
Total capital (to risk-weighted assets)	1,970,705	10.67%	1,477,591	8.00%	493,114	2.67%
Tier 1 capital (to risk-weighted assets)	1,539,814	8.34%	738,796	4.00%	801,018	4.34%
Tier 1 leverage capital ratio (to average assets)	1,539,814	6.18%	995,893	4.00%	543,921	2.18%

Net risk-weighted assets were $20.5 billion and $18.5 billion at September 30, 2004 and December 31, 2003, respectively, for Banknorth Group, Inc. and Banknorth, NA.

At September 30, 2004, we operated five affiliated trusts for the purpose of issuing to unaffiliated parties capital securities and investing the proceeds from the sale thereof in junior subordinated debentures issued by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.

The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at September 30, 2004.

Table 17 — Affiliated Trusts

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity
Name	Date	Securities	Securities	Debentures (1)	Rate	Date
Peoples Heritage Capital Trust I	1/31/1997	$61,775	$3,093	$64,868	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	928	30,928	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	5.27%	7/31/2031
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032

		$300,275	$10,471	$310,746

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

At September 30, 2004, trust preferred securities amounted to 16.1% of Banknorth’s Tier 1 capital. Although pursuant to FIN 46(R), the trusts which issued capital securities are no longer consolidated with Banknorth and these securities therefore are no longer considered a minority interest in consolidated subsidiary for accounting purposes, pursuant to a supervisory letter sent by the Federal Reserve Board to all bank holding companies in July 2003, Banknorth has continued to include trust preferred securities in its Tier 1 capital. On May 6, 2004, the Federal Reserve Board issued a proposed regulation which proposed to permit bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Under the proposed regulation, commencing on March 31, 2007, the aggregate amount of restricted core capital elements (which include qualifying trust preferred securities, as well as qualifying cumulative perpetual preferred stock and Class B and Class C minority interests in consolidated subsidiaries, as defined) may not exceed 25% (15% for internationally active bank holding companies) of a bank holding company’s core capital elements (which consist of qualifying common stockholders’ equity, qualifying non-cumulative preferred stock and Class A minority interest in subsidiaries, as defined), net of goodwill. This test is more restrictive than the current limit for trust preferred securities, which does not deduct goodwill prior to calculating the 25% limit or explicitly include minority interests in consolidated subsidiaries, and is likely to reduce the ability of some bank holding companies, particularly those that have completed significant purchase acquisitions, to include trust preferred securities in Tier 1 capital. In addition, the proposed rule would limit the amount of qualifying trust preferred securities and Class C minority interests in excess of the restricted core capital limit that can be included in Tier 2 capital by providing that the amount of such elements, together with subordinated debt and limited life preferred stock, that may be included in Tier 2 capital would be limited to 50% of Tier 1 capital. The proposed rule also would provide that during the last five years prior to maturity of the underlying subordinated note or debentures, trust preferred securities must be treated as limited-life preferred stock, excluding it from Tier 1 capital and amortizing it out of Tier 2 capital at the rate of 20% per year. If the proposed capital regulation were adopted as proposed, we believe that we would continue to qualify as “well capitalized” under Federal Reserve Board regulations. There can be no assurance that the proposed capital regulation will be adopted as proposed or at all.

At September 30, 2004 and December 31, 2003, we also had $200 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.

Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 23.68% at September 30, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (a) – (b) Not applicable.

          (c) The following table sets forth information with respect to any purchase made by or on behalf of Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Banknorth common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)
July 1-31, 2004	—	—	—	2,853,200
August 1-31, 2004	—	—	—	2,853,200
September 1-30, 2004	—	—	—	2,853,200

(1)	In February 2002, the board of directors approved a program to repurchase up to 8,000,000 shares of Banknorth common stock. The program does not have an expiration date.

Item 3. Defaults Upon Senior Securities – not applicable.

Item 4. Submission of Matters to a Vote of Security Holders – not applicable.

Item 5. Other Information – not applicable.

Item 6. Exhibits.

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

BANKNORTH GROUP, INC.

Date: November 8, 2004	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer

Date: November 8, 2004	By:	/s/ Stephen J. Boyle

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