Form 10-K
period 2004-12-31
BANKNORTH GROUP INC/ME
filed 2005-02-28
CIK 829750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
      As of June 30, 2004, the aggregate market value of the172,545,567 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the approximately 2,772,906 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $5.5 billion. This figure is based on the last sale price of $32.48 per share of the Registrant’s Common Stock on June 30, 2004, as reported in The Wall Street Journal on July 1, 2004. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.
      Number of shares of Common Stock outstanding as of February 11, 2005: 187,401,308
DOCUMENTS INCORPORATED BY REFERENCE
      List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:
      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

BANKNORTH GROUP, INC.
2004 FORM 10-K ANNUAL REPORT

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
General
      We, Banknorth Group, Inc., are a Maine corporation and a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended. We conduct business from our headquarters in Portland, Maine and, as of December 31, 2004, 386 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut. At December 31, 2004, we had consolidated assets of $28.7 billion and consolidated shareholders’ equity of $3.2 billion. Based on total assets at that date, we are one of the 30 largest commercial banking organizations in the United States.
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
Pending Acquisition
      Banknorth, Banknorth Delaware Inc., a Delaware corporation and a wholly-owned subsidiary of Banknorth, The Toronto-Dominion Bank (“TD”), a Canadian-chartered bank, and Berlin Merger Co., a Delaware corporation and a wholly-owned subsidiary of TD, are parties to an Amended and Restated Merger Agreement, dated as of August 25, 2004 (the “Merger Agreement”). Subject to the terms and conditions in the Merger Agreement, Banknorth will merge with and into Banknorth Delaware, and immediately thereafter Berlin Merger Co. will merge with and into Banknorth Delaware. Upon completion of the transaction, each Banknorth shareholder will be entitled to receive, in exchange for the shares of Banknorth common stock owned by such shareholder, a package of consideration consisting of (1) a number of TD common shares equal to 0.2351, (2) an amount in cash equal to $12.24 and (3) a number of shares of Banknorth Delaware common stock equal to 0.49, in each case multiplied by the number of shares of Banknorth common stock owned by such shareholder, plus cash in lieu of any fractional share interests. Upon completion of the transaction, TD will hold 51% of the outstanding common stock of Banknorth Delaware, which will change its name to TD Banknorth Inc. The transaction is subject to all required regulatory approvals, approval of the shareholders of Banknorth and other customary conditions. Banknorth’s shareholders approved the Merger Agreement and related proposals at a special meeting of Banknorth shareholders held on February 18, 2005. The transaction is expected to be completed on or about March 1, 2005.
Business
      Our principal business consists of attracting deposits from the general public through our banking offices and using these deposits to originate loans secured by first mortgage liens on existing single-family (one-to-four units) residential real estate and existing multi-family (over four units) residential and commercial real estate, construction loans, commercial business loans and leases and consumer loans. We also provide various mortgage banking services and investment management services, as well as, through subsidiaries of Banknorth, NA, engage in equipment leasing, investment planning, securities brokerage and insurance agency activities. We also invest in investment securities and other permitted investments.
      We derive our income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investments. We also increasingly derive income from non-interest sources such as fees received in connection with various lending services, deposit services, wealth management services, investment planning services and merchant and electronic banking services, as well as insurance agency commissions and, from time to time, gains on the sale of assets. Our principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan and lease losses and income tax expense. Funds for activities are provided principally by deposits, advances from the Federal Home Loan Bank, securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investment securities and other sources.
      Through Banknorth, NA we provide extensive wealth management services to our customers. We offer employee benefit trust services in which we act as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans and for corporate, self-employed, municipal and not-for-profit employers located throughout our market areas. In addition, we serve as trustee of both living trusts and trusts under wills and in this capacity hold, account for and manage financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered by us. Assets held in a fiduciary capacity by us are not included in our consolidated balance sheet for financial reporting purposes.
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
Subsidiaries and Other Equity Investments
      Our only direct subsidiaries at December 31, 2004 were Banknorth, NA, Northgroup Realty, Inc., an acquired subsidiary which holds certain commercial real estate located in Burlington, Vermont, Northgroup Captive Insurance, Inc. and the financing vehicles Peoples Heritage Capital Trust I, Banknorth Capital Trust I, Banknorth Capital Trust II, Ipswich Statutory Trust I and Cape Cod Capital Trust I. For additional information on these trusts, see Note 12 to the Consolidated Financial Statements included in Item 8 hereof. Northgroup Captive Insurance, Inc. is a subsidiary formed in 2002 to self-insure against certain of our risks.
      Set forth below is a brief description of certain of our indirect non-banking subsidiaries and certain other equity investments.
      Insurance Agency Activities. We conduct insurance agency activities through Banknorth Insurance Group, which holds all of the outstanding stock of Morse, Payson & Noyes Insurance, the largest insurance agency in Maine. Morse Payson & Noyes Insurance also conducts business in (i) Vermont, (ii) New Hampshire under the trade names A.D. Davis Insurance and Banknorth Insurance Agency, (iii) Massachusetts through Banknorth Insurance Agency, Inc./ MA, a wholly-owned subsidiary of Morse,

Payson & Noyes Insurance, (iv) Connecticut under the trade name Banknorth Insurance Agency and (v) upstate New York under the trade name Community Insurance Agencies.
      Investment Planning and Securities Brokerage Activities. We conduct investment planning and securities brokerage activities, as well as offer investments in mutual funds and annuities, throughout our market areas through Bancnorth Investment Group, Inc., an unaffiliated company and a wholly-owned subsidiary of Primevest Financial Services, Inc. (“Primevest”). Through Banknorth NA and Bancnorth Investment Group, Inc., we offer these services to individuals and small businesses from an offices located in Maine, Massachusetts, New Hampshire, Vermont, New York and Connecticut. Insurance and fixed annuities commissions are received through Banknorth NA’s subsidiary Bancnorth Investment Planning Group, Inc. and its subsidiary Bancnorth Investment and Insurance Agency, Inc. Sales professionals at Banknorth, NA and Bancnorth Investment Group, Inc. are registered representatives of Bancnorth Investment Group, Inc., a registered broker/ dealer, and all securities brokerage activities are conducted through Primevest Financial Services, Inc., which also is a registered broker-dealer. The sales professionals receive referrals from our branch offices throughout our market areas.
      In addition to the foregoing, Bancnorth Investment Group, Inc. conducts insurance sales activities directly in Maine, New Hampshire, Connecticut, Vermont and New York and Massachusetts. Bancnorth Investment Group, Inc. either directly or through other agencies, offers life insurance and long-term care insurance products in conjunction with the sales of investments and annuities.
      Equipment Leasing Activities. We conduct equipment leasing activities through Banknorth Leasing Corp. This company engages in direct equipment leasing activities, primarily involving business and office equipment, in New England, New York and certain other states. At December 31, 2004, Banknorth Leasing Corp. had $90.2 million of leases outstanding.
      Investment Activities. Northgroup Asset Management Company is a Maine corporation which was formed for purposes of effectively managing assets and investments for the benefit of Banknorth, NA. Northgroup Asset Management Company employs staff in its offices in Portland, Maine who are engaged in the management of its assets.
      Other Equity Investments. We hold certain other equity investments, primarily through Banknorth, NA and Four Eighty-One Corp., a wholly-owned subsidiary of Banknorth, NA. At December 31, 2004, these investments consisted of (i) $61.3 million of interests in limited partnerships formed for the purpose of investing primarily in real estate for lower-income families in our market areas, plus commitments to invest up to an additional $22.7 million in such partnerships, and (ii) an aggregate of $30.2 million of interests in limited partnerships which invest primarily in small business investment companies in our market areas, plus commitments to invest up to an additional $17.1 million in such partnerships. For additional information about these investments see Note 17 to the Consolidated Financial Statements included in Item 8 hereof.
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
Employees
      We had approximately 7,200 full-time equivalent employees as of December 31, 2004. None of these employees is represented by a collective bargaining agent, and we believe that we enjoy good relations with our personnel.
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
      General. Banknorth currently is registered as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended. As such, we are subject to regulation, supervision and examination by the Federal Reserve Board. We also are registered as a Maine financial institution holding company under Maine law and as such are subject to regulation and examination by the Superintendent of Financial Institution of the State of Maine. Banknorth, NA is a national bank subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”), its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures Banknorth, NA’s deposits to the maximum extent permitted by law.
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
      The sum of Tier 1, Tier 2 and Tier 3 capital, less investments in unconsolidated subsidiaries, represents qualifying “total capital,” at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 capital and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. At December 31, 2004, our Tier 1 risk-based capital and total risk-based capital ratios under these guidelines were 9.96% and 12.13%, respectively.
      The “leverage ratio” requirement is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. At December 31, 2004, our leverage ratio was 7.58%.
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
      “Source of Strength” Policy. According to Federal Reserve Board policy, bank/financial holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank/financial holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as Banknorth or related to FDIC assistance provided to a subsidiary in danger of default — the other banking subsidiaries of such bank/financial holding company may be assessed for the FDIC’s loss, subject to certain exceptions.
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
      The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The current Community Reinvestment Act rating, which is from a 2001 examination, of Banknorth, NA is “outstanding.”
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
      Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the new legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.
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
      We also are subject to various forms of state taxation under the laws of Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut as a result of the business which we conduct in these states. We are also subject to taxation in several states related to business conducted by our leasing company.

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
      Table 12 — Securities Available for Sale and Held to Maturity, which presents information regarding carrying values of investment securities by category of security and is included in Item 7;
      Table 13 — Maturities of Securities, which presents information regarding the maturities and weighted average yield of investment securities by category of security and is included in Item 7;
      Table 14 — Composition of Loan Portfolio, which presents the composition of loans and leases by category of loan and lease and is included in Item 7;
      Table 15 — Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2004, which presents maturities and sensitivities of loans and leases to changes in interest rates and is included in Item 7;
      Table 22 — Five Year Schedule of Nonperforming Assets, which presents information concerning non-performing assets and accruing loans 90 days or more overdue and is included in Item 7;
      “Credit Risk Management” and Note 1 to the Consolidated Financial Statements, which discuss our policies for placing loans on non-accrual status, as well as in the case of the former potential problem loans, which are included in Items 7 and 8, respectively;
      Table 23 — Five-Year Table of Activity in the Allowance for Loan and Lease Losses, included in Item 7;
      Table 25 — Allocation of the Allowance for Loan and Lease Losses — Five Year Schedule, included in Item 7;
      Table 23 — Net Charge-offs as a Percent of Average Loans and Leases Outstanding, included in Item 7;
      Table 2 — Three-Year Average Balance Sheets, which includes average balances of deposits by category of deposit and is included in Item 7;
      Table 20 — Maturity of Certificates of Deposit of $100,000 or more at December 31, 2004, included in Item 7;
      “Selected Financial Data,” which presents return on assets, return on equity, dividend payout and equity to assets ratios and is included in Item 6; and
      Note 11 to the Consolidated Financial Statements, which includes information regarding short-term borrowings and is included in Item 8.
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
      At December 31, 2004, we conducted business from our executive offices at Two Portland Square, Portland, Maine and 386 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut.
      The following table sets forth certain information with respect to our offices as of December 31, 2004.

	Number of
State	Banking Offices	Deposits

		(Dollars in Thousands)
Maine	60	$2,808,559
New Hampshire	76	4,190,703
Massachusetts	144	6,987,858
Vermont	36	1,672,390
New York	27	1,157,935
Connecticut	43	2,410,136

Total	386	$19,227,581

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

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of our security holders in the fourth quarter of 2004.

PART II.

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Market Information and Related Matters. Our common stock is traded on the New York Stock Exchange, Inc (“NYSE”). The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock for the periods indicated.

	Market Price
			Dividends Declared
2004	High	Low	Per Share

First Quarter	$34.45	$30.53	$0.195
Second Quarter	34.75	30.25	0.195
Third Quarter	36.10	30.49	0.200
Fourth Quarter	36.71	34.49	0.200
2003

First Quarter	$24.02	$20.60	$0.160
Second Quarter	26.68	21.09	0.160
Third Quarter	29.70	25.43	0.190
Fourth Quarter	33.57	27.58	0.190
      As of December 31, 2004, there were 179,297,987 shares of common stock outstanding which were held by approximately 19,900 holders of record. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
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

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs(1)

October 1-31, 2004	—	—	—	2,853,200
November 1-30, 2004	—	—	—	2,853,200
December 1-31, 2004	—	—	—	2,853,200
Total	—	—	—	2,853,200

(1)	An 8,000,000 share repurchase program was approved by the Board of Directors in February 2002. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in Item 7.

Item 6.	Selected Consolidated Financial Data

	2004	2003	2002	2001	2000

Condensed Income Statement
Net interest income	$933,382	$840,831	$796,517	$679,890	$603,550
Provision for loan and lease losses	40,340	42,301	44,314	41,889	23,819

Net interest income after loan and lease loss provision	893,042	798,530	752,203	638,001	579,731
Noninterest income(1)	339,799	367,159	274,508	240,505	211,188
Noninterest expense(2)	765,101	641,270	579,392	515,317	502,392

Income before income taxes	467,740	524,419	447,319	363,189	288,527
Income tax expense	163,097	173,660	148,681	124,104	96,793
Cumulative effect of change in accounting principle, net of tax	—	—	—	(290)	—

Net income	$304,643	$350,759	$298,638	$238,795	$191,734

Per Common Share
Basic earnings per share	$1.78	$2.18	$2.01	$1.70	$1.33
Diluted earnings per share	1.75	2.15	1.99	1.68	1.32
Dividends per share	0.79	0.70	0.58	0.53	0.50
Book value per share at year end	17.71	15.54	13.70	11.83	9.42
Tangible book value per share at year end	9.82	8.37	9.09	8.75	8.11
Stock price:
High	36.71	33.57	27.22	24.39	21.13
Low	30.25	20.60	20.44	18.13	10.38
Close	36.60	32.53	22.60	22.52	19.94
Period end common shares outstanding	179,298	162,188	150,579	151,221	141,245
Weighted average shares outstanding — diluted	174,158	163,520	149,829	141,802	145,194

Financial Ratios
Return on average assets	1.08%	1.37%	1.39%	1.29%	1.05%
Return on average equity	10.63	14.51	16.25	16.48	15.69
Net interest margin(3)	3.72	3.66	4.07	3.99	3.60
Net interest rate spread(3)	3.47	3.41	3.69	3.43	3.05
Average equity to average assets	10.17	9.44	8.56	7.82	6.66
Efficiency ratio(4)	60.09	53.09	54.10	55.34	61.67
Noninterest income as a percent of total income	26.69	30.39	25.63	26.13	25.92
Tier 1 leverage capital ratio	7.58	6.65	7.13	7.14	7.02
Tier 1 risk-based capital ratio	9.98	8.96	9.66	9.59	10.56
Total risk-based capital ratio	12.16	11.29	12.15	12.23	11.81
Dividend payout ratio(5)	44.36	31.90	28.76	30.27	36.91

Average Balance Sheet
Assets	$28,173,424	$25,616,347	$21,460,719	$18,545,709	$18,343,226
Loans and leases(6)	17,734,537	15,633,207	13,236,803	11,246,007	10,485,289
Deposits	18,877,811	17,302,983	14,566,644	12,529,630	11,891,481
Shareholders’ equity	2,865,540	2,416,926	1,838,064	1,449,353	1,222,378

Year End Balance Sheet Data
Assets	$28,687,810	$26,453,735	$23,418,941	$21,076,586	$18,233,810
Loans and leases, net(7)	18,349,842	16,113,675	13,847,735	12,525,493	10,692,112
Securities(8)	6,992,778	7,247,232	6,947,876	6,156,861	5,880,658
Goodwill and identifiable intangible assets	1,416,156	1,163,054	695,158	466,633	185,520
Deposits	19,227,581	17,901,185	15,664,601	14,221,049	12,107,256
Borrowings	5,990,705	5,882,864	5,432,581	4,602,388	4,659,390
Shareholders’ equity	3,176,114	2,520,519	2,063,485	1,789,115	1,330,857
Nonperforming assets(9)	81,103	63,103	68,953	81,227	67,132

(1)	Noninterest income included net securities losses of $17.8 million and gains of $29.2 million in the fourth quarter of 2004 and second quarter of 2003, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(2)	Noninterest expense included prepayment penalties on borrowings of $61.5 million and $28.5 million in the fourth quarter of 2004 and the second quarter of 2003, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(3)	Net interest margin represents net interest income divided by average interest-earning assets and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, in each case calculated on a fully-taxable equivalent basis.

(4)	Represents noninterest expenses as a percentage of net interest income and noninterest income including net securities gains.

(5)	Cash dividends paid divided by net income.

(6)	Includes loans and leases held for sale.

(7)	Excludes loans and leases held for sale.

(8)	Includes securities held to maturity.

(9)	Nonperforming assets consist of nonperforming loans, other real estate owned, repossessed assets and investment securities placed on non-accrual status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share data and as noted)
      The discussion and analysis that follows focuses on the results of operations of Banknorth Group, Inc. during 2004, 2003, and 2002 and its financial condition at December 31, 2004 and 2003. The Consolidated Financial Statements and related notes should be read in conjunction with this review. Certain amounts in years prior to 2004 have been reclassified to conform to the 2004 presentation.
General
      Banknorth Group, Inc. is a Maine corporation and a registered bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2004, we had consolidated assets of $28.7 billion and consolidated shareholders’ equity of $3.2 billion. Based on total assets at that date, we are one of the 30 largest commercial banking organizations in the United States.
      Our principal asset is all of the capital stock of Banknorth, NA (the “Bank”), a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. Banknorth, NA operates under the trade name “Peoples Heritage Bank” in Maine, “Bank of New Hampshire” in New Hampshire and “Evergreen Bank” in New York. Banknorth, NA operates under its name elsewhere in our market areas. At December 31, 2004, Banknorth, NA had 386 banking offices in these states and we served approximately 1.3 million households and commercial customers. Through the Bank and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning and insurance agency services.
      We are subject to extensive regulation and supervision under federal and state banking laws. See “Regulation and Supervision” under Item 1.

Business Strategy
      Our primary business segment is Community Banking, which represents over 90% of our consolidated net income and consolidated assets and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans and leases, commercial real estate loans, residential mortgage loans and a variety of consumer loans. In addition to keeping loans for our own portfolio, we sell residential mortgage loans into the secondary market. We also invest in mortgage-backed securities and securities backed by the United States Government and agencies thereof, as well as other securities. In addition to Community Banking, we have Insurance Agency, Investment Planning and Wealth Management segments, each of which represents less than 5% of our consolidated net income and consolidated assets and in the aggregate represent less than 10% of our consolidated net income and consolidated assets. Our Insurance Agency business earns commissions on insurance agency activities, our investment planning business earns fees on the sales of mutual funds and third party fixed annuities and our Wealth Management business reflects fees from wealth management operations.
      Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in New England and upstate New York; developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; increasing noninterest income through, among other things, expanded wealth management, investment planning and insurance agency services, controlling the growth of noninterest expenses and maintaining strong asset quality. It is also part of our business strategy to supplement internal growth with targeted acquisitions of other financial institutions and insurance agencies in our current or contiguous market areas. See “Acquisitions” below and under Item 1.
      We strive to maintain a diversified loan and deposit mix and strong asset quality. We are focused on improving efficiencies as we integrate all of our acquisitions. We will continue to evaluate our operations and organizational structure to ensure they are closely aligned with our goal of increasing earnings per share.
Executive Overview
      Our net income was $304.6 million in 2004 as compared to $350.8 million in 2003, a decrease of 13%. Our diluted earnings per share was $1.75 in 2004 as compared to $2.15 in 2003, a decrease of $0.40 per diluted share, or 18%. The decline was attributable to costs to implement our balance sheet deleveraging program in the fourth quarter of 2004 ($0.30 per diluted share) and certain merger and consolidation costs ($0.23 per diluted share), including those associated with the pending acquisition of 51% of Banknorth by The Toronto-Dominion Bank (“TD”). Return on average assets and return on average equity were 1.08% and 10.63%, respectively, in 2004 compared to 1.37% and 14.51%, respectively, in 2003. In addition to the impact of the deleveraging, the decline in the return on average equity was also impacted by the intangible equity resulting from our acquisitions. The following were significant factors related to 2004 results as compared to 2003.

•	In October 2004, we implemented a deleveraging program under which we sold approximately $1.2 billion of securities with a weighted average yield of 2.77% and prepaid a similar amount of borrowings with a weighted average rate of 4.77%, both of which had a duration of approximately 3.5 years. A $51.6 million after-tax loss was incurred in connection with this program in the fourth quarter. This program is expected to improve our annual net interest margin by approximately 28 basis points.

•	We completed the acquisitions of CCBT Financial Companies, Inc. and Foxborough Savings Bank on April 30, 2004 and an insurance agency on July 1, 2004. Acquisitions continue to be an important part of our long-term strategy for growth.

•	Net interest income increased 11% in 2004 compared to 2003, primarily due to a $2.1 billion increase in average earning assets. The net interest margin increased by 6 basis points in 2004 versus 2003 primarily due to the 9% increase in earning assets.

•	Noninterest income from deposit services, insurance agency commissions, merchant and electronic banking services, wealth management services and investment planning services increased by $36.9 million (or 16%) in the aggregate, due in part to acquisitions. This aggregate increase was offset by a decrease in net securities gains of $50.2 million (primarily related to the balance sheet deleveraging program) and a decrease in other noninterest income of $14.5 million. See Table 6 for details.

•	During 2004, we recorded strong growth in commercial real estate loans, commercial business loans and leases and consumer loans and leases. During the year, commercial business loans and leases increased 20%, commercial real estate loans increased 13% and consumer loans increased 11%. Excluding the effects of acquisitions, total average loans and leases increased 8%.

•	Asset quality remained strong despite an increase in nonperforming assets of $18 million at December 31, 2004 as compared to December 31, 2003, which was attributable to increases in commercial real estate and commercial business loans and leases.

•	Total deposits increased by 7% during 2004. Excluding acquisitions, total average deposits increased $554 million, or 3%, as average checking deposits increased 16% and savings and money market deposits increased 6%, while certificates of deposit declined 11%.
      Our financial condition and liquidity rating remain strong. The following are important factors in understanding our financial condition and liquidity:

•	using the definitions of banking regulators, we continue to be “well-capitalized”;

•	the Moody’s rating of our senior notes was “A3” at December 31, 2004;

•	we increased our annual dividend by 13% in 2004 compared to 2003; and

•	our liquidity measures at December 31, 2004 continue to meet our policy guidelines.
Recent Developments
      Our board of directors has authorized us to repurchase in the coming months up to 15.3 million shares of Banknorth common stock, or 8% of the outstanding shares (which amount is inclusive of prior authorizations). Approximately 8 million of the repurchased shares will cover shares issued to our employees in the last six months upon the exercise of stock options. Repurchases are authorized to be made by Banknorth from time to time in open-market or privately-negotiated transactions as, in the opinion of management, market and business conditions warrant following completion of the acquisition of a majority interest in us by The Toronto-Dominion Bank. The repurchased shares will be held as treasury stock and may be reserved for issuance pursuant to our stock benefit plans. Shares will be purchased with cash obtained from internal resources.
      Our board of directors also has authorized us to take certain actions to reduce our interest rate risk and more effectively use our capital. In this regard, our board has authorized an additional deleveraging program in the first quarter of 2005, pursuant to which we have sold or intend to sell certain medium to long-term assets and prepay certain short-term borrowings with the proceeds from such sales. Specifically, we have sold or intend to sell an aggregate of approximately $3.0 billion of assets, consisting of approximately $500 million of single-family residential loans, approximately $2.0 billion of mortgage-backed securities and approximately $500 million of fixed-rate securities of U.S. federal agencies. We will use the proceeds from the sale of these assets to prepay approximately $3.0 billion of short-term borrowings, consisting of repurchase agreements and FHLB advances.
      In addition, in order to hedge the future cash flow of certain variable rate loans with interest rates tied to a designated prime rate or LIBOR, Banknorth, NA intends to enter into interest rate swap agreements which have an aggregate notional amount of $2.2 billion. We will pay a variable rate and receive a fixed rate pursuant to these agreements, which synthetically will convert variable rate assets to fixed-rate assets.
      The foregoing actions will reduce the sensitivity of our operations to changes in interest rates because the assets to be sold have primarily fixed-rates and a weighted average duration of approximately 3.8 years and the borrowings to be prepaid have floating rates and are short-term. As a result, the maturities and interest rate sensitivity of our interest-earning assets and interest-bearing liabilities will be better matched. Moreover, we will sell over $2.5 billion of assets which are subject to prepayment risk.
      The excess capital from the reduced asset levels resulting from the deleveraging program can be used by us to repurchase shares of Banknorth common stock or to support future growth, both internally and through acquisitions, which could result in a reduction in the capital available for repurchases. Investment securities as a percentage of our assets is expected to be approximately 19% in the first quarter as a result of purchases in the quarter to date, securities acquired in connection with the acquisition of Boston Fed Bancorp, Inc. and normal balance sheet growth.
      We will incur a one-time loss of approximately $38 million after tax, or $0.21 per diluted share, in connection with the new deleveraging program, which will be included in our operations for the first quarter of 2005. Because the weighted average yield on the assets to be sold currently is approximately 4.03% and the weighted average rate on the borrowings to be prepaid currently is approximately LIBOR plus 23 basis points, the deleveraging program also will adversely affect our net income in future periods.
      We estimate that the net effect of these actions on our diluted earnings per share for 2005 and future periods on an operating basis, exclusive of the one-time loss from the new deleveraging program, will not be significant.
      We will remain a “well capitalized” institution for regulatory purposes upon completion of the new deleveraging program and the repurchase of shares pursuant to the new share repurchase program.

Acquisitions
      We completed three acquisitions in 2004 and on January 21, 2005, we completed the acquisition of BostonFed Bancorp, Inc. The following table sets forth certain information regarding our bank acquisitions in 2004, 2003 and 2002. All acquisitions were accounted for as purchases and as such, were included in our results of operations from the date of acquisition.
Table 1 — Acquisitions 2002 – 2004

				Transaction-Related Items
		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

	(Dollars and shares in millions)
CCBT Financial Companies, Inc.	4/30/2004	$1,292.9	$108.5	$178.2	$19.4	$—	9.2	$298.1
Foxbrough Savings Bank	4/30/2004	241.8	22.8	62.2	2.2	88.9	—	88.9
First & Ocean Bancorp	12/31/2003	274.4	15.6	35.1	1.8	49.7	—	49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	422.2	9.3	328.5	13.4	711.4
Warren Bancorp, Inc.	12/31/2002	466.1	45.3	90.5	2.7	59.8	2.7	136.6
Bancorp Connecticut, Inc.	8/31/2002	661.7	61.4	96.9	8.7	161.2	—	161.2
Ipswich Bancshares, Inc.	7/26/2002	318.0	13.9	22.0	4.8	19.9	0.9	40.1
      In addition to the bank acquisitions in the above table, we acquired four insurance agencies from 2002 to 2004. The total purchase price for these agencies was $16.8 million. For additional information regarding our bank acquisitions, see Note 3 to the Consolidated Financial Statements.

Results of Operations

Comparison of 2004 and 2003

Net Interest Income
      Net interest income is the difference between interest income on earning assets such as loans, leases and securities and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest source of net revenue. Net interest income is affected by changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Table 2 — Three-Year Average Balance Sheets
      The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin. For purposes of the table and the following discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax exempt interest received on loans to qualifying borrowers and on certain securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Information is based on average daily balances during the indicated periods.

	Year Ended December 31,

	2004			2003			2002

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Loans and leases(1):
Residential real estate mortgages	$2,997,572	$150,245	5.01%	$2,839,969	$159,215	5.61%	$2,635,952	$177,837	6.75%
Commercial real estate mortgages	5,959,510	345,147	5.79%	5,162,413	312,681	6.06%	4,293,816	298,412	6.95%
Commercial business loans and leases	3,686,919	181,437	4.92%	3,153,293	160,761	5.10%	2,665,973	158,260	5.94%
Consumer loans and leases	5,090,536	261,358	5.13%	4,477,532	251,347	5.61%	3,641,062	250,971	6.89%

Total loans and leases	17,734,537	938,187	5.29%	15,633,207	884,004	5.65%	13,236,803	885,480	6.69%
Investment securities	7,501,956	325,199	4.33%	7,464,162	314,701	4.22%	6,403,807	353,576	5.52%
Securities purchased under agreements to resell	419	7	1.75%	—	—	0.00%	—	—	0.00%
Federal funds sold and other short-term investments	9,567	83	0.86%	11,004	160	1.46%	60,257	1,064	1.77%

Total earning assets	25,246,479	1,263,476	5.00%	23,108,373	1,198,865	5.19%	19,700,867	1,240,120	6.30%

Bank-owned life insurance	503,957			465,446			359,994
Noninterest-earning assets	2,422,988			2,042,528			1,399,858

Total assets	$28,173,424			$25,616,347			$21,460,719

Interest-bearing deposits:
Regular savings	$2,563,838	7,513	0.29%	$2,399,179	10,994	0.46%	$1,743,501	15,444	0.89%
Now and money market accounts	7,678,644	62,336	0.81%	6,652,030	59,193	0.89%	5,463,179	79,384	1.45%
Certificates of deposit	4,647,746	91,149	1.96%	5,027,739	118,649	2.36%	4,693,518	149,028	3.18%
Brokered deposits	272	6	2.03%	—	—	0.00%	43,311	792	1.83%

Total interest-bearing deposits	14,890,500	161,004	1.08%	14,078,948	188,836	1.34%	11,943,509	244,648	2.05%
Borrowed funds	6,245,995	162,619	2.60%	5,693,420	163,302	2.87%	4,870,795	193,952	3.98%

Total interest-bearing liabilities	21,136,495	323,623	1.53%	19,772,368	352,138	1.78%	16,814,304	438,600	2.61%

Non-interest bearing deposits	3,987,311			3,224,035			2,623,135
Other liabilities	184,078			203,018			185,216
Shareholders’ equity	2,865,540			2,416,926			1,838,064

Total liabilities and shareholders’ equity	$28,173,424			$25,616,347			$21,460,719

Net earning assets	$4,109,984			$3,336,005			$2,886,563

Net interest income (fully-taxable equivalent)		939,853			846,727			801,520
Less: fully-taxable equivalent adjustments		(6,471)			(5,896)			(5,003)

Net interest income		$933,382			$840,831			$796,517

Net interest rate spread (fully-taxable equivalent)			3.47%			3.41%			3.69%
Net interest margin (fully-taxable equivalent)			3.72%			3.66%			4.07%

(1)	Loans and leases include portfolio loans and leases and loans held for sale.

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

	Year Ended December 31, 2004 vs. 2003				Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate and	Total			Rate and	Total
	Volume(1)	Rate	Volume(2)	Change	Volume(1)	Rate	Volume(2)	Change

Interest income:
Loans and leases	$118,725	$(56,280)	$(8,262)	$54,183	$160,319	$(137,663)	$(24,132)	$(1,476)
Investment securities	1,595	8,211	692	10,498	58,532	(83,249)	(14,158)	(38,875)
Securities purchased under agreements to resell	—	—	7	7	—	—	—	—
Federal funds and other short-term investments	(21)	(66)	10	(77)	(872)	(187)	155	(904)

Total interest income	120,299	(48,135)	(7,553)	64,611	217,979	(221,099)	(38,135)	(41,255)

Interest expense:
Interest-bearing deposits
Regular savings	757	(4,079)	(159)	(3,481)	5,836	(7,497)	(2,789)	(4,450)
NOW and money market accounts	9,137	(5,322)	(672)	3,143	17,238	(30,594)	(6,835)	(20,191)
Certificates of deposit	(8,968)	(20,111)	1,579	(27,500)	10,628	(38,487)	(2,520)	(30,379)
Brokered deposits	—	—	6	6	(793)	(793)	794	(792)

Total interest-bearing deposits	926	(29,512)	754	(27,832)	32,909	(77,371)	(11,350)	(55,812)
Borrowed funds	15,859	(15,372)	(1,170)	(683)	32,740	(54,066)	(9,324)	(30,650)

Total interest expense	16,785	(44,884)	(416)	(28,515)	65,649	(131,437)	(20,674)	(86,462)

Net interest income (fully taxable equivalent)	$103,514	$(3,251)	$(7,137)	$93,126	$152,330	$(89,662)	$(17,461)	$45,207

(1)	Volume increases include the effects of the acquisitions of American Financial Holdings, Inc. on February 14, 2003, First and Ocean Bancorp on December 31, 2003, and CCBT Financial Companies, Inc. and Foxborough Savings Bank on April 30, 2004.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Table 4 — Analysis of Net Interest Income

	Year Ended December 31,			Change

	2004	2003	2002	2004-2003	2003-2002

Components of net interest income
Income on earning assets (fully-taxable equivalent)	$1,263,476	$1,198,865	$1,240,120	$64,611	$(41,255)
Expenses on interest-bearing liabilities	323,623	352,138	438,600	(28,515)	(86,462)

Net interest income (fully-taxable equivalent)	939,853	846,727	801,520	93,126	45,207
Less: fully-taxable equivalent adjustments	(6,471)	(5,896)	(5,003)	575	893

Net interest income, as reported	$933,382	$840,831	$796,517	$92,551	$44,314

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	5.00%	5.19%	6.30%	(0.19)%	(1.11)%
Rate paid on interest-bearing liabilities	1.53%	1.78%	2.61%	(0.25)%	(0.83)%

Net interest rate spread (fully-taxable equivalent)	3.47%	3.41%	3.69%	0.06%	(0.28)%

Net interest margin (fully-taxable equivalent)	3.72%	3.66%	4.07%	0.06%	(0.41)%

Average balances
Loans	$17,734,537	$15,633,207	$13,236,803	$2,101,330	$2,396,404
Investment securities	7,501,956	7,464,162	6,403,807	37,794	1,060,355
Securities purchased under agreements to resell	419	—	—	419	—
Fed funds sold and other short term investments	9,567	11,004	60,257	(1,437)	(49,253)

Total earning assets	25,246,479	23,108,373	19,700,867	2,138,106	3,407,506
Total interest-bearing liabilities	21,136,495	19,772,368	16,814,304	1,364,127	2,958,064

Net earning assets	$4,109,984	$3,336,005	$2,886,563	$773,979	$449,442

      Fully-taxable equivalent net interest income for 2004 increased $93.1 million, or 11%, compared to 2003. This increase was primarily attributable to an increase in net earning assets and, to a lesser extent, a decrease in the weighted average rate paid on interest-bearing liabilities. The decrease in funding costs was attributable in part to noninterest-bearing deposits comprising a larger share of the funding base, which allows us to be less reliant on higher-costing certificates of deposit. Together, these factors more than offset the effects of lower prevailing interest rates.
      Fully-taxable equivalent interest income increased by $64.6 million in 2004, as compared to 2003, as a result of a $2.1 billion increase in total earning assets. This increase was offset in part by a decrease in the weighted average yield on earning assets from 5.19% in 2003 to 5.00% in 2004, respectively, a decline of 4%. The increases in earning assets, primarily average balances of commercial real estate loans, consumer loans and leases and commercial business loans and leases, resulted from acquisitions and, to a lesser extent, internal growth.
      Interest expense decreased by $28.5 million during 2004, as compared to 2003, as a result of a decrease in the weighted average rate paid on interest-bearing liabilities from 1.78% to 1.53% during 2003 and 2004, respectively, a decline of 14%. Year over year, the weighted average cost of deposits declined by 26 basis points and the weighted average cost of borrowings declined by 27 basis points. However, during the last half of 2004, funding costs began to rise. The favorable effect of lower funding costs was offset in part by a $1.4 billion, or 7%, increase in the average balance of interest-bearing liabilities during 2004, as compared to 2003, resulting from acquisitions and, to a lesser extent, internal growth. Average deposits increased by $1.6 billion, of which approximately $1.0 billion came from acquisitions. Excluding acquisitions, average deposits increased by $554 million, or 3%, as growth in demand and money market accounts more than offset a decline in higher-costing certificates of deposit. Average borrowings increased $553 million, or 10%, in 2004 compared to 2003 due, in part, to acquisitions.
      Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate on our interest-bearing liabilities, increased to 3.47% from 3.41% on a fully-taxable equivalent basis during 2004 and 2003, respectively, because the 25 basis point decrease in the weighted average rate paid on interest-bearing liabilities was more than the 19 basis point decrease in the weighted average yield on interest-earning assets, reflecting our liability sensitivity during the year. See “Asset-Liability Management” below.

      The net interest margin increased six basis points during 2004, of which approximately 2 basis points related to the deleveraging program in the fourth quarter of 2004.
      Our net interest margin in 2004 benefited from interest rate swap agreements that synthetically convert fixed rate debt to variable rate debt. At December 31, 2004 and 2003, we had entered into $566.5 million and $216.5 million, respectively, notional amount of interest rate swap agreements on fixed-rate debt, pursuant to which we pay a variable rate (based on LIBOR plus a margin) and receive a fixed rate. The combined effect of these interest rate swap agreements was to lower interest expense by $8.4 million and $6.5 million during 2004 and 2003, respectively. See “Asset-Liability Management” for more detailed discussion.
     Provision and Allowance for Loan and Lease Losses
Table 5 — Provision for Loan and Lease Losses

				Change

	Year Ended December 31,			2004-2003		2003-2002

	2004	2003	2002	Amount	Percent	Amount	Percent

Provision for loan and lease losses	$40,340	$42,301	$44,314	$(1,961)	(5)%	$(2,013)	(5)%

      The provision for loan and lease losses is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of the Allowance for Loan and Lease Losses” in the “Risk Management” section. Although we use judgment in providing for losses, for the reasons discussed under the “Risk Management” section, there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods. Since 2001, management has implemented numerous procedures to analyze the loan and lease portfolio, including the use of a corporate risk rating migration analysis and a charge-off history analysis, an industry analysis and a stress-testing analysis. As a result, our loan and lease portfolio has performed better with lower classified and criticized asset ratios. The provision in 2004 exceeded net charge-offs of $36.5 million. The provision for loan and lease losses declined slightly from the prior year as charge-offs were lower, asset quality trends remain good and the allowance was trending towards the upper end of the range. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 322% at December 31, 2004 compared to 389% at December 31, 2003. At December 31, 2004 the allowance for credit losses amounted to $249.8 million, or 1.34% of total portfolio loans and leases, as compared to $232.3 million, or 1.42% at December 31, 2003. As shown in Table 22, nonperforming assets amounted to $81.1 million at December 31, 2004 compared to $63.1 million at December 31, 2003.
      See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

     Noninterest Income
Table 6 — Noninterest Income
      The following table presents noninterest income for the periods indicated.

				Change

	Year Ended December 31,			2004-2003		2003-2002

	2004	2003	2002	Amount	Percent	Amount	Percent

Noninterest income:
Deposit services	$109,321	$97,323	$82,139	$11,998	12%	$15,184	18%
Insurance brokerage commissions	50,311	45,714	44,439	4,597	10%	1,275	3%
Merchant and electronic banking income, net	50,564	41,778	37,643	8,786	21%	4,135	11%
Wealth management services	39,788	31,956	32,453	7,832	25%	(497)	(2)%
Bank-owned life insurance	23,282	22,930	20,002	352	2%	2,928	15%
Investment planning services	19,418	15,692	11,572	3,726	24%	4,120	36%
Net securities (losses) gains	(7,701)	42,460	7,282	(50,161)	(118)%	35,178	483%
Other noninterest income:
Covered call option premiums	18,024	27,756	7,279	(9,732)	(35)%	20,477	281%
Loan fee income	26,453	24,831	21,893	1,622	7%	2,938	13%
Mortgage banking services income	6,562	10,212	8,539	(3,650)	(36)%	1,673	20%
Venture capital write-downs	(2,880)	(592)	(2,753)	(2,288)	(386)%	2,161	78%
Miscellaneous income	6,657	7,099	4,020	(442)	(6)%	3,079	77%

Total other noninterest income	54,816	69,306	38,978	(14,490)	(21)%	30,328	78%

Total	$339,799	$367,159	$274,508	$(27,360)	(7)%	$92,651	34%

      Deposit services income increased 12% in 2004, primarily as a result of volume and fee increases in deposit accounts and an increase in the volume of overdraft fees. This increase was partially offset by a decline in service charge income on business accounts resulting from the introduction of “Free Business Checking” in 2004. Acquisitions in 2004 and 2003 accounted for a significant portion of the increased volume.
      Insurance agency commissions increased 10% in 2004, primarily as a result of increases in renewals and new business in 2004 as well as from agency acquisitions.
      Merchant and electronic banking income represents fees and intercharge income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income increased 21% in 2004 due to increases in the volume of transactions processed and increased market share from acquisitions.
      Wealth management services income increased 25% in 2004. This increase was primarily due to an increase in assets under management, which increased to $10.3 billion at December 31, 2004 from $8.9 billion at December 31, 2003, an increase of $1.4 billion. Improvement in the stock market performance and the acquisition of CCBT accounted for the increase in assets under management in 2004. The acquisition of CCBT in April 2004 accounted for approximately $4.5 million of the $7.8 million increase in revenue.

      Income from bank owned life insurance (“BOLI”) increased $352 thousand during 2004. BOLI represents life insurance on the lives of certain employees who have consented to allowing Banknorth, NA to be the beneficiary of such policies. The cash surrender value of BOLI was $523.1 million at December 31, 2004 compared to $488.8 million at December 31, 2003. The $34.3 million increase was primarily comprised of amounts from acquisitions and increases in the cash surrender value of policies, which were partially offset by death claims. Most of our BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such general account carriers AA- or better at December 31, 2004. The average carrying value of BOLI in 2004 was $504 million, compared to $465 million in 2003.
      Investment planning services income increased 24% during 2004. This increase was primarily attributable to commissions earned from increased sales of mutual funds and third party fixed annuities.
      Net securities losses amounted to $7.7 million during 2004 and included a $17.8 million loss recorded as part of the deleveraging program related to the sale of $1.2 billion in securities. Net securities gains in 2003 included a $29.2 million gain as part of a deleveraging program related to the sale of $901 million of securities. Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.
      Other noninterest income decreased 21% during 2004. This decrease was primarily due to lower income from covered call option premiums, mortgage banking services income and venture capital investments. Premiums received on covered call options declined by $9.7 million during 2004. The covered call option program is managed in conjunction with the fixed income securities portfolio to provide revenue opportunities in addition to the interest income earned on the securities. Covered call activity will vary from year to year as interest rates, levels of market volatility and our strategic objectives for the fixed income securities portfolio change. Reduced market volatility in 2004 compared to the same period last year reduced the income opportunities related to covered call options. Mortgage banking services income declines were due largely to reduced volumes of residential loan originations and loan sales to the secondary market. Venture capital write-downs increased primarily due to lower earnings of a publicly traded bio-science company included in the portfolio of one of our venture capital funds.

     Noninterest Expense
Table 7 — Noninterest Expense
      The following table presents noninterest expense during the periods indicated.

				Change

	Year Ended December 31,			2004-2003		2003-2002

	2004	2003	2002	Amount	Percent	Amount	Percent

Noninterest expense Compensation and employee benefits	$356,611	$326,621	$311,385	$29,990	9%	$15,236	5%
Occupancy	63,892	59,200	52,422	4,692	8%	6,778	13%
Equipment	48,480	47,459	40,933	1,021	2%	6,526	16%
Data processing	43,141	40,940	40,702	2,201	5%	238	1%
Advertising and marketing	25,550	22,000	17,239	3,550	16%	4,761	28%
Amortization of identifiable intangible assets	8,627	8,946	6,492	(319)	(4)%	2,454	38%
Merger and consolidation costs	49,635	8,104	14,691	41,531	512%	(6,587)	(45)%
Prepayment penalties on borrowings	61,546	30,490	—	31,056	102%	30,490	100%
Write-off of branch automation project	—	—	6,170	—	—	(6,170)	(100)%
Other noninterest expense:
Telephone	14,717	12,858	13,396	1,859	14%	(538)	(4)%
Office supplies	10,638	10,513	10,736	125	1%	(223)	(2)%
Postage and freight	10,657	11,187	9,707	(530)	(5)%	1,480	15%
Miscellaneous loan costs	4,930	5,984	4,290	(1,054)	(18)%	1,694	39%
Deposits and other assessments	3,756	3,752	3,541	4	0%	211	6%
Collection and carrying costs of non-performing assets	2,717	2,694	2,713	23	1%	(19)	(1)%
Miscellaneous	60,204	50,522	44,975	9,682	19%	5,547	12%

Total other noninterest expense	107,619	97,510	89,358	10,109	10%	8,152	9%

Total	$765,101	$641,270	$579,392	$123,831	19%	$61,878	11%

      Compensation and employee benefits expense increased 9% during 2004 due primarily to merit increases and the effects of additional employees from acquisitions. The total number of full-time equivalent employees approximated 7,200 at December 31, 2004 compared to 6,700 at December 31, 2003. These increases were slightly offset by reduced expense associated with our self-funded medical plan resulting from a $3.2 million benefit related to favorable claims experience covering the period July 2002 (plan inception) through June 30, 2004. Pension expense (which is included in compensation and employee benefits expense) was $11.4 million and $12.9 million for the years ended December 31, 2004 and 2003, respectively. The decline was primarily due to the increased return on plan assets. The fair value of plan assets as of December 31, 2004 was $263.9 million compared to $237.5 million at December 31, 2003. The increase in plan assets was primarily due to a $47 million contribution in December 2003.
      Occupancy expense in 2004 increased 8%. The $4.7 million increase was due primarily to the cost of additional facilities from acquisitions. Equipment expense increased $1.0 million, or 2%, in 2004 primarily due to additional maintenance cost of equipment (including ATMs) and increased security expenses.

      Advertising and marketing expense increased 16% in 2004. The $3.6 million increase was primarily attributable to expenses incurred to identify and attract customers who were looking for new banking opportunities following Bank of America Corporation’s acquisition of FleetBoston Financial Corporation. The increases in this expense included additional media campaigns (television and radio), new advertising promotions and corporate sponsorships (such as for the Boston Bruins, “Win a day with Ray” promotions and Tobin Bridge sponsorships), as well as expense associated with the development of a new comprehensive product catalogue for use in all of our branches.
      Merger and consolidation costs increased $41.5 million during 2004 primarily due to costs incurred in connection with our proposed transaction with TD and, to a lesser extent, our acquisitions of CCBT and Foxborough in April 2004 and our pending acquisition of BostonFed Bancorp, Inc. Merger and consolidation costs relating to the transaction with TD amounted to $38.9 million in 2004, which was principally comprised of $33.2 million of long-term incentive payments pursuant to the change-in-control provision of our Executive Incentive Plan. These non-refundable payments were paid in December 2004 in advance of completion of this transaction, which constitutes a change-in-control for purposes of the Executive Incentive Plan. For a tabular analysis of our merger and consolidation costs, see Note 10 to the Consolidated Financial Statements.
      Other noninterest expense increased $10.1 million, or 10%, in 2004. This increase was largely due to a $3.4 million increase in professional (audit and legal) fees, due in part to additional expense incurred for compliance with Sarbanes-Oxley requirements, a $2.7 million increase in consulting fees and a $2.3 million increase in travel and entertainment expenses.
     Taxes
Table 8 — Income Tax Expense

				Change

	Year Ended December 31,			2004-2003		2003-2002

	2004	2003	2002	Amount	Percent	Amount	Percent

Income tax expense	$163,097	$173,660	$148,681	$(10,563)	(6)%	$24,979	17%

      Our effective tax rate was 35% in 2004 and 33% in 2003. The increase in the effective tax rate to 35% was primarily due to nondeductible compensation and transaction expenses relating to the merger with TD. We expect the effective tax rate to be approximately 35% in 2005.
      We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Currently, certain state income tax returns filed by us in recent years are under examination. In June 2004, the Vermont Department of Taxes assessed three Vermont-based banks, previously acquired by us, for taxes, interest and penalties for the years 2000 and 2001 on the basis that subsidiary investment companies established by these banks pursuant to Vermont law should be considered part of our banking subsidiary for purposes of calculating taxes due the State of Vermont. We believe that we have substantial defenses to this assessment and are in the process of appealing it in accordance with administrative procedures. Although not considered reasonably probable, there can be no assurance that Vermont will not ultimately prevail on this matter. Our estimate of the range of reasonably possible exposure above established reserves on this matter is from $0 to $2.0 million, after federal tax benefits.

     Comprehensive Income
Table 9 — Comprehensive Income

				Change

	Year Ended December 31,			2004-2003		2003-2002

	2004	2003	2002	Amount	Percent	Amount	Percent

Net income	$304,643	$350,759	$298,638	$(46,116)	(13)%	$52,121	17%
Unrealized gains (losses) on securities, net of reclassification adjustment and taxes	(7,231)	(110,068)	77,257	102,837	93%	(187,325)	(242)%
Unrealized gains (losses) on cash flow hedges, net net of reclassification adjustment and taxes	146	1,575	(2,054)	(1,429)	(91)%	3,629	177%
Minimum pension liability, net of tax	(1,079)	(446)	(825)	(633)	(142)%	379	46%

Comprehensive income	$296,479	$241,820	$373,016	$54,659	23%	$(131,196)	(35)%

      Our available for sale investment portfolio had net unrealized gains of $669 thousand, $11.8 million and $181.3 million ($435 thousand, $7.7 million and $117.5 million net of applicable income tax effects, respectively) at December 31, 2004, 2003 and 2002, respectively. The changes from year to year reflect changes in prevailing interest rates and, to a lesser degree, the size of the available for sale investment portfolio. For additional information, see Note 4 to the Consolidated Financial Statements. The change in fair value of our interest-bearing liabilities, which would tend to offset the change in fair value of available for sale securities, is not included in other comprehensive income.
      For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity in the Consolidated Financial Statements.
     Segment Reporting
      Our primary business segment is Community Banking. During 2004 and 2003, the Community Banking segment represented over 90% of the combined revenues and income of the consolidated group and, thus, this is the only reporting segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Insurance Agency, Investment Planning and Wealth Management each represented less than 5% of our combined revenues in 2004 and 2003 and consolidated assets at December 31, 2004 and 2003. Insurance Agency reflects commissions on insurance agency activities, Investment Planning reflects commissions from the sale of third party mutual funds, annuities, stocks and bonds and Wealth Management reflects fees from wealth management operations.

Table 10 — Business Segment Information
      The following tables set forth selected operating data for our business segments in 2004 and 2003.

	Year Ended December 31, 2004

	Community	Insurance	Investment	Wealth
	Banking	Agency	Planning	Management	Total

Net interest income (expense)	$934,244	$(574)	$55	$(343)	$933,382
Provision for loan and lease losses	40,340	—	—	—	40,340

Net interest income (expense) after provision for loan and lease losses	893,904	(574)	55	(343)	893,042

Noninterest income	227,787	51,389	19,418	41,205	339,799

Noninterest expense:
Compensation and employee benefits	290,970	32,624	13,269	19,748	356,611
Occupancy and equipment	105,966	4,695	765	946	112,372
Data processing	35,721	492	1,758	5,170	43,141
Advertising and marketing	24,878	275	45	352	25,550
Amortization of intangibles	8,263	364	—	—	8,627
Merger and consolidation costs	49,635	—	—	—	49,635
Other	159,170	5,026	1,601	3,368	169,165

Total non-interest expense	674,603	43,476	17,438	29,584	765,101

Pre-tax income	$447,088	$7,339	$2,035	$11,278	$467,740

Total assets	$28,536,436	$77,179	$7,110	$67,085	$28,687,810

Net interest income and noninterest income as a percent of total income	91.3%	4.0%	1.5%	3.2%	100.0%
Percent of pre-tax income to total pre-tax income	95.6%	1.6%	0.4%	2.4%	100.0%
Percent of assets to total consolidated assets	99.5%	0.3%	0.0%	0.2%	100.0%

	Year Ended December 31, 2003

	Community	Insurance	Investment	Wealth
	Banking	Agency	Planning	Management	Total

Net interest income (expense)	$842,058	$(367)	$10	$(870)	$840,831
Provision for loan and lease losses	42,301	—	—	—	42,301

Net interest income (expense) after provision for loan and lease losses	799,757	(367)	10	(870)	798,530

Noninterest income	271,975	46,687	15,692	32,805	367,159

Noninterest expense:
Compensation and employee benefits	271,395	29,506	10,305	15,415	326,621
Occupancy and equipment	100,632	3,755	684	1,588	106,659
Data processing	34,960	473	1,301	4,206	40,940
Advertising and marketing	21,262	448	95	195	22,000
Amortization of intangibles	8,642	304	—	—	8,946
Merger and consolidation costs	8,104	—	—	—	8,104
Other	118,638	5,316	1,173	2,873	128,000

Total non-interest expense	563,633	39,802	13,558	24,277	641,270

Pre-tax income	$508,099	$6,518	$2,144	$7,658	$524,419

Total assets	$26,352,435	$69,664	$4,622	$27,013	$26,453,734

Net interest income and noninterest income as a percent of total income	92.3%	3.8%	1.3%	2.6%	100.0%
Percent of pre-tax income to total pre-tax income	96.9%	1.2%	0.4%	1.5%	100.0%
Percent of assets to total consolidated assets	99.6%	0.3%	0.0%	0.1%	100.0%

Fourth Quarter Summary
      The following table presents operating results for the quarters ended December 31, 2004 and 2003.
Table 11 — Fourth Quarter Summary

	Three Months Ended
	December 31,		Change

	2004	2003	Amount		Percent

Condensed Income Statement
Net interest income	$246,063	$213,288	$32,775		15%
Provision for loan and lease losses	10,670	10,400	270		3%

Net interest income after loan and lease losses provision	235,393	202,888	32,505		16%
Noninterest income(1)	70,591	84,435	(13,844)		(16)%
Noninterest expense(2)	267,359	155,676	111,683		72%

Income before income taxes	38,625	131,647	(93,022)		(71)%
Income tax expense	17,927	40,085	(22,158)		(55)%

Net income	$20,698	$91,562	$(70,864)		(77)%

Per Common Share
Basic earnings per share	$0.12	$0.56	$(0.45)		(79)%
Diluted earnings per share	$0.12	$0.55	$(0.43)		(78)%
Financial Ratios
Return on average assets(3)	0.29%	1.39%	(1.11	)bp
Return on average equity(3)	2.66%	14.72%	(12.06	)bp
Net interest margin (fully-taxable equivalent)(3)	3.87%	3.65%	0.22	bp
Noninterest income as a percent of total income	22.29%	28.36%	(6.07	)bp
Efficiency ratio(4)	84.43%	52.29%	32.14	bp

bp — denotes basis points; 100 bp = 1%

(1)	Noninterest income included net securities losses of $17.8 million in the fourth quarter of 2004 incurred as part of the deleveraging program.

(2)	Noninterest expense included prepayment penalties on borrowings of $61.5 million in the fourth quarter of 2004 incurred as part of the deleveraging program.

(3)	Annualized.

(4)	Represents noninterest expense as a percentage of net interest income and noninterest income.
      Results for the fourth quarter of 2004 were impacted by our balance sheet deleveraging program ($0.29 per diluted share) and certain merger and consolidation costs ($0.17 per diluted share) including those associated with the pending acquisition of 51% of Banknorth by TD. The deleveraging included the sale of approximately $1.2 billion of securities with a weighted average yield of 2.77% and prepayment of a similar amount of borrowings with a weighted average rate of 4.77%, both of which had a duration of approximately 3.5 years. As a result, a $51.6 million after-tax loss was incurred. Net interest income increased 15% as a result of acquisitions and, to a lesser extent, internal growth. The net interest margin for the quarter ended December 31, 2004 was 3.87%, an increase of 22 basis points from the fourth quarter last year. This increase was primarily attributable to an increase in net earning assets of $1.0 billion along with an increase of 17 basis points in the interest rate spread.
      Noninterest income totaled $70.6 million and $84.4 million for the fourth quarters ended December 31, 2004 and 2003, respectively, which included a loss of $17.8 million and a gain of $2.7 million of net securities gains (losses), respectively. The net securities losses in the fourth quarter of

2004 was part of a deleveraging program mentioned above. Increases in 2004 in deposit services income, merchant and electronic banking income and wealth management services income were partially offset by lower other noninterest income. Included in other noninterest income was $4.0 million and $6.4 million of covered call option premium income and $6.9 million and $5.4 million of loan fee income for the fourth quarters ended December 31, 2004 and 2003, respectively.
      Noninterest expense increased by $111.7 million in the fourth quarter of 2004, as compared to the fourth quarter of 2003, due primarily to prepayment penalties on borrowings of $61.5 million and an increase in merger and consolidation costs of $37.0 million. The prepayment penalties were incurred as part of a deleveraging program implemented in the fourth quarter of 2004, and the increase in merger and consolidation costs was attributable to costs incurred in connection with the pending transaction with TD, in each case as discussed above. The efficiency ratio was 84.43% in the fourth quarter of 2004 compared to 52.32% in the comparable period last year. See Note 24 in the Consolidated Financial Statements for selected quarterly data for the years ended December 31, 2004 and 2003.
      The effective tax rate was 46% in the fourth quarter of 2004 compared to 30% in the fourth quarter of 2003. The increase in 2004 in the tax rate was primarily attributable to nondeductible compensation and transaction expenses relating to the transaction with TD. The 30% effective tax rate in the fourth quarter of 2003 was lower than the annual effective tax rate of 33% due primarily to a favorable IRS audit settlement occurring in the fourth quarter. We expect the tax rate to be approximately 35% in 2005.
      Annualized return on average equity and return on average assets were 2.66% and .029%, respectively, for the quarter ended December 31, 2004 and were 14.72% and 1.39%, respectively, for the comparable quarter last year. The declines in the ratios were attributable to the lower net income resulting from the balance sheet deleveraging and additional merger and consolidation costs mentioned above.
Comparison of 2003 and 2002
      Our consolidated total assets increased by $3.0 billion, or 13%, from $23.4 billion at December 31, 2002 to $26.5 billion at December 31, 2003. This increase was primarily attributable to two banking acquisitions and two insurance agency acquisitions in 2003. Shareholders’ equity totaled $2.5 billion and $2.1 billion at December 31, 2003 and 2002, respectively. The increase was primarily attributable to net income and the issuance of our stock for acquisitions in 2003.
      We reported net income of $350.8 million during 2003, or $2.15 per diluted share, compared with net income of $298.6 million, or $1.99 per diluted share, for 2002. Return on average assets and return on average equity were 1.37% and 14.51%, respectively, for 2003 and 1.39% and 16.25%, respectively, for 2002.
      Net interest income on a fully taxable-equivalent basis totaled $846.7 million during 2003, as compared with $801.5 million in 2002. The $45.2 million, or 6%, increase in 2003 was primarily attributable to the combined effects of increases in the average balances of our interest-earning assets and interest-bearing liabilities as well as an $86.5 million, or 20%, decrease in interest expense on interest-bearing liabilities as a result of decreases in interest rates in a declining interest rate environment. In 2003, the net interest margin decreased 41 basis points to 3.66% from to 4.07% in 2002.
      The provision for loan and lease losses amounted to $42.3 million in 2003 compared to $44.3 million in 2002. The decline in the provision for loan and lease losses of $2.0 million was due to lower net charge-offs, a higher coverage ratio of the allowance to nonperforming loans and leases and lower delinquency ratios. Nonperforming assets decreased $5.9 million from $69.0 million at December 31, 2002 to $63.1 million at December 31, 2003. The ratio of the allowance to nonperforming loans at December 31, 2003 was 389% compared to 319% at December 31, 2002. The allowance for loan and lease losses represented 1.42% of total loans at December 31, 2003 compared to 1.48% at December 31, 2002.
      Noninterest income amounted to $367.2 million and $274.5 million in 2003 and 2002, respectively. The $92.7 million increase was primarily due to increases of $15.2 million in deposit services income, $35.2 million in net securities gains and $20.5 million in covered call option premium income. Deposit services income of $97.3 million reflected 18% growth from 2002 as a result of increased volume, due in part to acquisitions. Net securities gains included $29.2 million recorded as part of a deleveraging program implemented in the second quarter of 2003, which included the sale of $901 million in securities. The increase in covered call option premium income was primarily due to the increased volume of call options written, as well as historically high premium rates related to high interest rate volatility.
      Noninterest expense amounted to $641.3 million in 2003 compared with $579.4 million in 2002. The $61.9 million increase included $30.5 million of prepayment penalties on borrowings incurred as part of the deleveraging program in 2003 and was offset by a related gain on the sale of securities of $29.2 million recorded in noninterest income. The remaining $31.4 million increase in noninterest expense in 2003 was primarily due to increases in compensation and employee benefits expense, occupancy expense and equipment expense. The efficiency ratio improved to 53.09% during 2003 from 54.10% in 2002 primarily as a result of the integration of recent acquisitions, as well as internal operating improvements.
      Our comprehensive income amounted to $241.8 million and $373.0 million during 2003 and 2002, respectively. Comprehensive income differed from our net income in 2003 primarily because of a $110.1 million net unrealized loss on securities, a $1.6 million net unrealized loss on cash flow hedges and an $446 thousand unrealized loss on a minimum pension liability. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity in the Consolidated Financial Statements.
Financial Condition
      Our consolidated total assets increased by $2.2 billion, or 8%, from $26.5 billion at December 31, 2003 to $28.7 billion at December 31, 2004. Total average assets were $28.2 billion and $25.6 billion in 2004 and 2003, respectively. These increases were primarily due to acquisitions in 2004 and 2003. See “General — Acquisitions” above and Note 3 to the Consolidated Financial Statements. Total liabilities increased by $1.6 billion in 2004, primarily due to acquisitions. The increases in assets and liabilities were offset in part by the deleveraging program in 2004, under which $1.2 billion of securities were sold and a similar amount of borrowings were prepaid. Shareholders’ equity totaled $3.2 billion and $2.5 billion at December 31, 2004 and 2003, respectively.

Investment Securities
      The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and wholesale funding sources.
      The average balance of the securities portfolio, which consists of securities available for sale and securities held to maturity, was $7.5 billion in 2004 and 2003. The securities portfolio consists primarily of mortgage-backed securities and collateralized mortgage obligations which include securitized residential real estate loans held in a REMIC. Other securities in the portfolio are U.S. Government and agency securities and other bonds and notes. Included in U.S. Government and federal agency securities at December 31, 2004 were $475.1 million of Federal National Mortgage Association and Federal Home Loan Mortgage Corp. securities. The majority of securities available for sale are rated AAA or equivalently rated. Mortgage-backed securities and collateralized mortgage obligations comprised 83% of the securities available for sale at December 31, 2004 compared to 58% at December 31, 2003. The average yield on securities was 4.33% during 2004, compared 4.22% during 2003.

Table 12 — Investment Securities
      The following table sets forth our investment securities at the dates indicated.

	December 31,

	2004		2003		2002

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Securities available for sale:
U.S. Government and federal agencies	$528,973	7.66%	$2,359,347	33.18%	$1,539,447	23.50%
Tax-exempt bonds and notes	166,901	2.42%	138,280	1.94%	95,332	1.46%
Other bonds and notes	285,742	4.14%	365,109	5.13%	356,551	5.44%
Mortgage-backed securities	5,130,478	74.30%	3,834,958	53.93%	3,659,334	55.86%
Collateralized mortgage obligations	599,304	8.68%	264,545	3.72%	581,357	8.88%

Total debt securities	6,711,398	97.20%	6,962,239	97.90%	6,232,021	95.14%

Federal Home Loan Bank stock	116,904	1.69%	104,397	1.47%	275,768	4.21%
Federal Reserve Bank stock	60,338	0.87%	37,666	0.53%	35,250	0.54%
Other equity securities	16,456	0.24%	6,868	0.10%	7,177	0.11%

Total equity securities	193,698	2.80%	148,931	2.10%	318,195	4.86%

Total securities available for sale	6,905,096	100.00%	7,111,170	100.00%	6,550,216	100.00%
Net unrealized gain	669		11,822		181,251

Fair value of securities available for sale	$6,905,765		$7,122,992		$6,731,467

Securities held to maturity:
Collateralized mortgage obligations	$87,013		$124,240		$216,409

Amortized cost of securities held to maturity	$87,013		$124,240		$216,409

Fair value of securities held to maturity	$87,507		$124,344		$221,571

Excess of fair value over recorded value	$494		$104		$5,162

Fair value as a % of amortized cost	100.6%		100.1%		102.4%

Table 13 — Maturities of Debt Securities
      The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields on our debt securities at December 31, 2004. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Maturing in

	Less Than				More than 5 to		More than
	1 Year		1 to 5 Years		10 Years		10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale:
U.S. Government and federal agencies	$15,157	5.03%	$463,816	3.08%	$50,000	3.40%	$—	0.00%	$528,973	3.16%
Tax-exempt bonds and notes	89,036	1.89%	8,386	4.24%	11,538	4.44%	57,941	4.42%	166,901	3.06%
Other bonds and notes	49,195	5.54%	45,315	4.91%	8,382	6.18%	182,850	5.97%	285,742	5.74%
Mortgage-backed securities	38	5.86%	35,589	5.63%	306,335	5.76%	4,788,516	4.60%	5,130,478	4.68%
Collateralized mortgage obligations	—	0.00%	3,773	6.35%	13,994	4.06%	581,537	4.27%	599,304	4.28%

Total	$153,426	3.37%	$556,879	3.43%	$390,249	5.37%	$5,610,844	4.61%	$6,711,398	4.53%

Held to Maturity:
Collateralized mortgage obligations	$118	7.23%	$5,315	6.53%	$26,703	6.22%	$54,877	5.98%	$87,013	6.09%

      Securities available for sale are carried at fair value and had net unrealized gains of $669 thousand at December 31, 2004 and $11.8 million at December 31, 2003. See Note 4 to the Consolidated Financial Statements. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of deferred income taxes. Unrealized gains and losses, net of related deferred income taxes, are a component of our Comprehensive Income. See the Consolidated Statement of Changes in Shareholders’ Equity in the Consolidated Financial Statements.

Loans
      Total loans and leases (including loans held for sale) averaged $17.7 billion during 2004 compared to $15.6 billion during 2003, an increase of $2.1 billion, or 13%. Excluding acquisitions, total loans and leases increased $1.3 billion. Average loans as a percent of average earning assets amounted to 70% and 68% in 2004 and 2003, respectively.

Table 14 — Composition of Loan and Lease Portfolio
      The following table presents the composition of our loan and lease portfolio at the dates indicated.

	December 31,

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Residential real estate loans	$3,081,217	16.57%	$2,710,483	16.58%	$2,382,197	16.95%	$2,627,125	20.66%	$2,248,714	20.73%
Commercial real estate loans:
Permanent first mortgage loans	5,297,812	28.49%	4,696,428	28.73%	4,151,674	29.54%	3,509,311	27.60%	2,663,775	24.56%
Construction and development loans	951,701	5.12%	832,434	5.09%	640,375	4.55%	584,728	4.60%	291,388	2.69%

Total	6,249,513	33.61%	5,528,862	33.82%	4,792,049	34.09%	4,094,039	32.20%	2,955,163	27.25%

Commercial business loans and leases
Commercial business loans	3,838,366	20.64%	3,188,504	19.51%	2,865,617	20.39%	2,353,933	18.51%	2,244,648	20.70%
Commercial business leases	90,228	0.49%	98,590	0.60%	102,857	0.73%	108,720	0.86%	64,256	0.59%

Total	3,928,594	21.13%	3,287,094	20.11%	2,968,474	21.12%	2,462,653	19.37%	2,308,904	21.29%

Consumer loans and leases
Consumer loans	5,333,448	28.69%	4,816,217	29.47%	3,898,638	27.74%	3,494,979	27.48%	3,251,268	29.98%
Consumer leases	222	0.00%	3,306	0.02%	14,650	0.10%	36,534	0.29%	81,613	0.75%

Total	5,333,670	28.69%	4,819,523	29.49%	3,913,288	27.84%	3,531,513	27.77%	3,332,881	30.73%

Total loans receivable	$18,592,994	100.00%	$16,345,962	100.00%	$14,056,008	100.00%	$12,715,330	100.00%	$10,845,662	100.00%

Table 15 — Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2004
      The following table sets forth the scheduled contractual amortization of our construction and development loans and commercial business loans and leases at December 31, 2004, as well as the amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial
	Real Estate
	Construction	Commercial
	and Development	Business Loans
	Loans	and Leases	Total

Amounts due:
Within one year	$370,026	$2,046,306	$2,416,332
After one year through five years	345,650	1,393,134	1,738,784
Beyond five years	236,025	489,154	725,179

Total	$951,701	$3,928,594	$4,880,295

Interest rate terms on amounts due after one year:
Fixed	$55,808	$691,938	$747,746
Adjustable	525,867	1,190,350	1,716,217

Table 16 — Average Loans and Leases
      The following table presents average loans and leases during the periods indicated.

	Year Ended December 31,		Change

	2004	2003	Amount	Percent

Residential real estate mortgages	$2,997,572	$2,839,969	$157,603	6%
Commercial real estate mortgages	5,959,510	5,162,413	797,097	15%
Commercial business loans and leases	3,686,919	3,153,293	533,626	17%
Consumer loans and leases	5,090,536	4,477,532	613,004	14%

Total average loans and leases	$17,734,537	$15,633,207	$2,101,330	13%

      Residential real estate loans (including loans held for sale) averaged $3.0 billion and $2.8 billion in 2004 and 2003, respectively. Excluding acquisitions, average residential loans decreased approximately $138 million, or 4%, as a result of continued refinancing activity and prepayments in a low interest rate environment. The weighted average yield on residential real estate loans decreased from 5.61% in 2003 to 5.01% in 2004, primarily due to the repricing of adjustable-rate loans, the refinancing of fixed-rate loans at lower rates and prepayments.
      Residential mortgage loans held for sale amounted to $51.7 million and $41.7 million at December 31, 2004 and 2003, respectively. We are currently selling substantially all 30-year conforming fixed-rate loans that we originate.
      Commercial real estate loans averaged $6.0 billion in 2004 and $5.2 billion in 2003, a 15% increase. Excluding acquisitions, average commercial real estate loans increased $461 million, or 8%, in 2004. Most of our markets reflected increases, with the largest increases in Massachusetts and Connecticut. The average yield on commercial real estate loans during 2004 was 5.79%, as compared to 6.06% in 2003, a decrease of 27 basis points. The lower yield reflects the effect of the competitive pricing for variable-rate loans, the refinancing of fixed-rate loans at lower rates and the origination of new loans at the lower prevailing rates.
      Commercial business loans and leases averaged $3.7 billion in 2004 and $3.2 billion in 2003, an increase of 17%. Excluding acquisitions, average commercial business loans and leases increased $447 million, or 14%, in 2004. Massachusetts reflected the strongest growth. The yield on commercial business loans and leases decreased to 4.92% in 2004 from 5.10% in 2003. The decrease in the yield was primarily due to lower rates on new loans and the repricing of variable-rate loans.
Table 17 — Commercial Loans by State
      The following table presents commercial loans by geographical area at the dates indicated.

	Commercial Real Estate Loans				Commercial Business Loans and Leases

	December 31,		Change		December 31,		Change

	2004	2003	Amount	Percent	2004	2003	Amount	Percent

Massachusetts	$3,085,278	$2,565,064	$520,214	20%	$1,569,911	$1,173,803	$396,108	34%
Maine	933,677	885,791	47,886	5%	787,822	658,902	128,920	20%
New Hampshire	767,590	732,249	35,341	5%	564,604	494,811	69,793	14%
Vermont	664,063	645,608	18,455	3%	433,055	438,483	(5,428)	(1)%
Connecticut	583,907	504,624	79,283	16%	412,601	332,749	79,852	24%
New York	214,998	195,526	19,472	10%	160,601	188,346	(27,745)	(15)%

Total	$6,249,513	$5,528,862	$720,651	13%	$3,928,594	$3,287,094	$641,500	20%

      Consumer loans and leases averaged $5.1 billion in 2004 and $4.5 billion in 2003, an increase of 14%. Acquisitions accounted for approximately $110 million, or 18%, of the $613 million increase. The growth in consumer loans was primarily in home equity loans and indirect automobile loans. The average yield on consumer loans and leases decreased to 5.13% in 2004 from 5.61% in 2003 due to lower rates on new loans and the repricing of adjustable rate loans.
Table 18 — Composition of Consumer Loans and Leases
      The following table presents the composition of consumer loans and leases at the dates indicated.

	December 31,				Change

	2004		2003		2004-2003

		% of		% of
	Amount	Total	Amount	Total	Amount	Percent

Home equity	$3,123,525	58.55%	$2,472,471	51.31%	$651,054	26.33%
Automobile	1,678,817	31.48%	1,596,504	33.13%	82,313	5.16%
Mobile home	111,874	2.10%	141,407	2.93%	(29,533)	(20.89)%
Vision, dental, and orthodontia fee plan	49,934	0.94%	120,694	2.50%	(70,760)	(58.63)%
Education	159,314	2.99%	234,226	4.86%	(74,912)	(31.98)%
Other	210,206	3.94%	254,221	5.27%	(44,015)	(17.31)%

Total	$5,333,670	100.00%	$4,819,523	100.00%	$514,147	10.67%

Deposits
      Total deposits averaged $18.9 billion during 2004 compared to $17.3 billion during 2003, an increase of 9%. Acquisitions accounted for approximately $1.0 billion of the $1.6 billion increase. Money market and NOW accounts and noninterest-bearing accounts showed the largest increases. The ratio of loans to deposits was 97% and 91% at December 31, 2004 and 2003, respectively.
      Included within the deposit categories are government banking deposits, which averaged $1.7 billion in 2004 and $1.2 billion in 2003. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.
Table 19 — Change in Average Deposit Balances by Category of Deposit
      The following table presents the changes in the average balances of deposits during the periods indicated.

	Year Ended December 31,		Change

	2004	2003	Amount	Percent

Noninterest-bearing deposits	$3,987,311	$3,224,035	$763,276	24%
Interest-bearing deposits:
Money market/ NOW accounts	7,678,644	6,652,030	1,026,614	15%
Savings accounts	2,563,838	2,399,179	164,659	7%
Certificates of deposit	4,647,746	5,027,739	(379,993)	(8)%
Brokered deposits	272	—	272	100%

Total interest-bearing deposits	14,890,500	14,078,948	811,552	6%

Total average deposits	$18,877,811	$17,302,983	$1,574,828	9%

      Average noninterest-bearing deposits increased 24% in 2004 to $4.0 billion from $3.2 billion in 2003. Acquisitions accounted for approximately $203 million, or 27%, of the $763 million increase.

      Average interest-bearing deposits increased $812 million during 2004 to $14.9 billion. Excluding acquisitions, average savings, money market and NOW deposits increased $593 million, while average certificates of deposit and brokered deposits declined $599 million in the aggregate. The decline in certificates of deposits resulted from our decision to allow deposits priced above alternate funding costs to run off. The average rates paid on total interest-bearing deposits decreased by 26 basis points from 1.34% in 2003 to 1.08% in 2004, reflecting the decline in prevailing interest rates and run-off of higher-costing certificates of deposit.
Table 20 — Maturity of Certificates of Deposits of $100,000 or more
      The following table presents the scheduled maturities of certificates of deposits of $100,000 or more at the date indicated.

	December 31, 2004

	Balance	Percent

3 months or less	$320,776	28%
Over 3 to 6 months	236,327	21%
Over 6 to 12 months	236,136	21%
More than 12 months	336,121	30%

	$1,129,360	100%

Other Funding Sources
      We use both short-term and long-term borrowings to balance earning asset growth vis-à-vis deposit growth.
      Short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and borrowings from the U.S. Treasury and the Federal Home Loan Bank (“FHLB”), amounted to $3.8 billion at December 31, 2004, up $1.5 billion, or 63% from $2.3 billion at December 31, 2003. See Note 11 to the Consolidated Financial Statements.
      At December 31, 2004, we also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. We did not draw on this line during 2004, and in January 2005, we replaced this line of credit with a line of credit from TD with similar terms. We also have additional borrowing capacity as more fully described under “Liquidity” below.
      Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt obligations, each with original terms greater than one year. Long-term debt amounted to $2.2 billion at December 31, 2004, down from $3.5 billion at December 31, 2003. The decrease in long-term debt was due in part to the prepayment of approximately $1.2 billion in debt as part of the deleveraging program in 2004. See Note 12 to the Consolidated Financial Statements.
      At December 31, 2004 and 2003, FHLB borrowings amounted to $429 million and $1.5 billion, respectively. FHLB collateral consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.04% during 2004 as compared to 4.36% during 2003.
      At December 31, 2004 and 2003, we had $150 million of 5-year senior notes carrying a fixed rate of 3.75%. These securities, which were issued in April 2003 for general corporate purposes, including share repurchases, were rated A3 by Moody’s at December 31, 2004.
      At December 31, 2004 and 2003, subordinated notes consisted of $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. The notes qualify as Tier 2 capital for regulatory purposes.

      At December 31, 2004 and 2003, long-term wholesale securities sold under repurchase agreements amounted to $1.1 billion and $1.4 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations. See Note 12 to the Consolidated Financial Statements.
      At December 31, 2004 and 2003, we had outstanding $310.7 million and $305.6 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. See “Capital” below.
Off-Balance Sheet Arrangements
      We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans, commitments to invest in real estate limited partnerships, standby letters of credit, recourse arrangements on serviced loans, forward commitments to sell loans, foreign currency forward contracts and interest rate swaps. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.
      Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and recourse arrangements is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. For forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. We control the credit risk of our forward commitments to sell loans through credit approvals, limits and monitoring procedures. See Note 17 to the Consolidated Financial Statements for more information regarding the nature, business purpose and the importance of off-balance sheet arrangements.
Table 21 — Contractual Obligations and Commitments
      The following table summarizes our contractual cash obligations, other commitments and derivative financial instruments at December 31, 2004.

		Payments Due By Period

		Less than			After
Contractual Obligations(1)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$1,086,162	$278,516	$32,600	$158,819	$616,227
Capital lease obligations	6,720	62	471	1,281	4,906
Repurchase agreements — wholesale	1,100,000	350,000	750,000	—	—

Total long-term debt	2,192,882	628,578	783,071	160,100	621,133
Operating lease obligations	123,862	24,396	38,531	26,702	34,233
Pension plan contribution(2)	20,000	20,000	—	—	—
Other benefit plan payments — estimated	46,875	4,318	9,055	12,602	20,900
Other vendor obligations	25,683	10,290	10,290	5,103	—

Total contractual obligations	$2,409,302	$687,582	$840,947	$204,507	$676,266

(1)	Other liabilities are short term in nature, except for liabilities related to employee benefit plans.

(2)	Funding requirements for pension benefits after 2005 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

		Amount of Commitment Expiration — Per Period
	Total
	Amounts	Less than			After
Other Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Unused portions on lines of credit	$4,857,077	$1,334,860	$304,656	$57,889	$3,159,672
Standby letters of credit	464,299	115,737	89,087	82,479	176,996
Commercial letters of credit	23,094	18,378	1,656	304	2,756
Commitments to originate loans	1,924,832	1,180,640	391,645	37,071	315,476
Other commitments	263,199	12,378	7,668	2,684	240,469

Total commitments	$7,532,501	$2,661,993	$794,712	$180,427	$3,895,369

		Amount of Commitment Expiration — Per Period
	Total
	Amounts	Less than			After
Derivative Financial Instruments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers(1)	$690,856	$2,000	$28,858	$141,350	$518,648
Interest rate swaps with dealers(2)	690,856	2,000	28,858	141,350	518,648
Interest rate swaps on borrowings(3)	566,500	216,500	—	150,000	200,000
Forward commitments to sell loans	83,016	83,016	—	—	—
Foreign currency rate contracts(4):
Forward contracts with customers	33,575	26,760	6,815	—	—
Forward contracts with dealers	33,747	26,913	6,834	—	—
Foreign exchange options to purchase	35,713	25,716	9,997	—	—
Foreign exchange options to sell	35,713	25,716	9,997	—	—
Rate-locked loan commitments	35,961	35,961	—	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable).

(2)	Offsetting swaps with dealers (Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swaps on borrowings (Banknorth pays variable, receives fixed).

(4)	Forward contracts for customer accommodations.
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
      Our board of directors has established the overall strategic direction for Banknorth. It approves our overall risk policies and oversees our overall risk management process. The board has established two board committees, consisting of Audit and Board Risk Management, and has charged each committee with overseeing key risks. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines, which identifies and monitors key operational risks. The Operational Risk Committee reports on a regular basis to the Board Risk Management Committee.
Credit Risk Management

General
      The Board Risk Management Committee monitors our credit risk management. Our strategy for credit risk management includes centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to access consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Analysis and Determination of the Allowance for Loan and Lease Losses” below and Note 1 to the Consolidated Financial Statements. See Table 15 for information about the scheduled contractual amortization of certain parts of our loan portfolio at December 31, 2004.
      Our residential loan portfolio accounted for 16% and 17% of the total loan portfolio at December 31, 2004 and 2003, respectively. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At December 31, 2004, 0.25% of our residential loans was nonperforming, as compared to 0.26% at December 31, 2003. Nonperforming residential real estate loans increased by $689 thousand in 2004, while the total residential loan portfolio increased by $370.7 million.
      Our commercial real estate loan portfolio accounted for 34% of the total loan portfolio at December 31, 2004 and 2003. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states and upstate New York. Generally, the investment-based real estate mortgages are diversified among various property types with somewhat higher concentration in multi-family, office and retail properties. At December 31, 2004, 0.48% of our commercial real estate loans was nonperforming, as compared to 0.36% at December 31, 2003.
      Our commercial business loan and lease portfolio accounted for 21% of the total loan portfolio at December 31, 2004 compared to 20% at December 31, 2003. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $90.2 million at December 31, 2004. From time to time we purchase participations in syndicated commercial loans. At December 31, 2004, we had $428 million of outstanding participations in syndicated commercial loans and had an additional $337 million of unfunded commitments related to these participations. At December 31, 2004, 0.83% of our commercial business loans and leases were nonperforming, as compared to 0.74% at December 31, 2003. See Table 17 for the geographic distribution of our commercial loans and leases at December 31, 2004 and 2003.
      Consumer loans and leases accounted for 29% of our total loan portfolio at December 31, 2004 and December 31, 2003. In the fourth quarter of 2003, we ceased originating vision, dental and orthodontia fee plan loans and mobile home loans. The decrease in these loan types during 2004 reflect the run-off of these loans. At December 31, 2004, 0.14% of our consumer loans was nonperforming, as compared to

0.18% at December 31, 2003. See Table 18 for a breakdown of our consumer loan and lease portfolio by type of loan and lease at December 31, 2004 and 2003.

Nonperforming Assets
      Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.28% at December 31, 2004 and 0.24% at December 31, 2003. Total nonperforming assets as a percentage of total loans and other nonperforming assets amounted to 0.44% and 0.39% at December 31, 2004 and 2003, respectively. The increase from December 31, 2003 was due to a $10 million increase in nonperforming commercial real estate loans, as well as an $8 million increase in nonperforming commercial business loans and leases. The $18 million increase was due to two credit relationships.
Table 22 — Five-Year Schedule of Nonperforming Assets
      The following table presents a summary of nonperforming assets at the dates indicated.

	December 31,

	2004	2003	2002	2001	2000

Nonaccrual loans
Residential real estate loans	$7,846	$7,157	$5,781	$8,311	$9,894
Commercial real estate loans	29,948	19,700	17,649	17,124	12,155
Commercial business loans and leases	32,421	24,412	32,693	40,341	32,583
Consumer loans and leases	7,344	8,493	9,194	9,470	6,329

Total nonaccrual loans	77,559	59,762	65,317	75,246	60,961
Troubled debt restructurings	—	—	—	—	673

Total nonperforming loans	77,559	59,762	65,317	75,246	61,634

Other nonperforming assets:
Other real estate owned, net of related reserves	1,878	529	100	1,861	4,074
Repossessions, net of related reserves	1,666	2,812	3,536	2,016	1,424
Securities available for sale	—	—	—	2,104	—

Total	3,544	3,341	3,636	5,981	5,498

Total nonperforming assets	$81,103	$63,103	$68,953	$81,227	$67,132

Accruing loans 90 days or more overdue	$5,254	$4,915	$3,373	$6,227	$5,973

Total nonperforming loans as a percentage of total loans	0.42%	0.37%	0.46%	0.59%	0.57%
Total nonperforming assets as a percentage of total assets	0.28%	0.24%	0.29%	0.39%	0.37%
Total nonperforming assets as a percentage of total loans and other nonperforming assets	0.44%	0.39%	0.49%	0.64%	0.62%
      We continue to focus on asset quality issues and to allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. The collection, workout and asset management functions focus on the reduction of nonperforming assets. Despite the ongoing focus on asset quality and relatively low levels of nonperforming assets, there can be no assurance that adverse changes in the real estate markets and economic conditions in our primary market areas will not result in higher nonperforming asset levels in the future and negatively impact our operations through higher provisions for loan losses, net charge-offs, decreased accrual of interest income and increased noninterest expenses as a result of the allocation of resources to the collection and workout of nonperforming assets.

      Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. At December 31, 2004, we had $5.3 million of accruing loans which were 90 days or more delinquent, as compared to $4.9 million of such loans at December 31, 2003. We also may place loans on nonaccrual and, therefore, nonperforming status which are currently less than 90 days past due or performing in accordance with their terms but which in our judgment are likely to present future principal and/or interest repayment problems and which thus ultimately would be classified as nonperforming.

Net Charge-offs
      Net charge-offs amounted to $36.5 million in 2004, as compared to $37.3 million in 2003. Net charge-offs represented 0.21% and 0.24% of average loans and leases outstanding in 2004 and 2003, respectively.
Table 23 — Five-Year Table of Activity in the Allowance for Loan and Lease Losses
      The following table presents net charge-offs by loan type and the activity in the allowance for loan and lease losses during the periods indicated.

	Year Ended December 31,

	2004	2003	2002	2001	2000

Allowance at the beginning of period	$232,287	$208,273	$189,837	$153,550	$155,048
Additions due to acquisitions	13,665	19,008	12,794	31,277	—
Charge-offs:
Residential real estate mortgages	613	197	(138)	626	1,828
Commercial real estate mortgages	17	577	1,290	2,267	3,566
Commercial business loans and leases	20,159	16,272	24,455	20,899	7,790
Consumer loans and leases	29,898	32,563	26,395	21,860	21,508

Total loans and leases charged off	50,687	49,609	52,002	45,652	34,692

Recoveries:
Residential real estate mortgages	2,741	64	122	241	107
Commercial real estate mortgages	54	1,761	117	222	2,371
Commercial business loans and leases	6,452	6,367	8,972	4,800	2,334
Consumer loans and leases	4,900	4,122	4,119	3,510	4,563

Total loans and leases recovered	14,147	12,314	13,330	8,773	9,375

Net charge-offs	36,540	37,295	38,672	36,879	25,317
Transfer for off-balance sheet loan commitments	(6,600)	—	—	—	—
Provision for loan and lease losses	40,340	42,301	44,314	41,889	23,819

Allowance at the end of the period	$243,152	$232,287	$208,273	$189,837	$153,550

Total allowances for credit losses:
Allowance for loan and lease losses	$243,152
Liability for unfunded credit commitments	6,600

Total allowances for credit losses	$249,752

	Year Ended December 31,

	2004	2003	2002	2001	2000

Ratio of net charge-offs to average loans and leases outstanding	0.21%	0.24%	0.29%	0.33%	0.24%
Ratio of allowance for credit losses to total portfolio loans and leases at end of period	1.34%	1.42%	1.48%	1.49%	1.42%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	322.02%	388.69%	318.86%	252.29%	249.13%
Ratio of net chargeoffs (recoveries) as a percent of outstanding average loans and leases(1)
Residential real estate mortgages	(0.07)%	0.00%	(0.01)%	0.02%	0.08%
Commercial real estate mortgages	0.00%	(0.02)%	0.03%	0.06%	0.04%
Commercial business loans and leases	0.37%	0.31%	0.58%	0.69%	0.26%
Consumer loans and leases	0.49%	0.64%	0.61%	0.54%	0.54%
Total portfolio loans and leases at end of period	$18,592,994	$16,345,962	$14,056,008	$12,715,330	$10,845,662
Total nonperforming loans and leases at end of period	77,559	59,762	65,317	75,246	61,634
Average loans and leases outstanding (excluding loans held for sale)	17,697,737	15,574,078	13,182,785	11,173,723	10,449,753

(1)	Excludes residential real estate loans held for sale
Table 24 — Foregone Interest
      The following table presents the amount of foregone interest on nonperforming loans for the periods indicated.

	Year Ended
	December 31,

	2004	2003

Interest income that would have been recognized at original contractual terms	$7,424	$4,748
Amount recognized as interest income on a cash basis	(3,291)	(2,746)

Foregone interest	$4,133	$2,002

Potential Problem Loans
      In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $138 million and $142 million at December 31, 2004 and 2003, respectively. These loans and delinquency trends, along with accruing loans which are 90 days or more past due and performing loans which are less than 90 day past due or performing in accordance on their terms which we have placed on nonaccrual status, are considered in the evaluation of the allowance for loan and lease losses and the related determination of the provision for loans and lease losses.

Analysis and Determination of the Allowance for Loan and Lease Losses
      The allowance for loan and lease losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation. As discussed under “Critical Accounting

Policies,” we believe that the methods used by us in determining the allowance for loan and lease losses constitute a critical accounting policy. Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management — Nonperforming Assets,” there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods. Management determined that the allowance for loan and lease losses was adequate at December 31, 2004.
      The allowance for loan and lease losses amounted to $243.2 million at December 31, 2004, as compared to $232.3 million at December 31, 2003. The $10.9 million increase was net of a transfer of $6.6 million to other liabilities related to reserves for off-balance sheet loan commitments. The increase was also impacted by $13.7 million from acquired banks and the effect of the provision for loan and lease losses exceeding net charge-offs during 2004. The ratio of the allowance for credit losses to total portfolio loans and leases at December 31, 2004 and 2003 was 1.34% and 1.42%, respectively. The ratio of the allowance for credit losses to nonperforming loans was 322% at December 31, 2004 and 389% at December 31, 2003. Nonperforming assets amounted to $81.1 million, or 0.28% of total assets, at December 31, 2004 as compared to $63.1 million, or 0.24% of total assets at December 31, 2003. The $18 million increase in nonperforming assets from December 31, 2003 to December 31, 2004 was primarily attributable to an increase in nonperforming commercial real estate loans and commercial business loans and leases. Accruing loans 90 days or more past due amounted to $5.3 million at December 31, 2004, as compared to $4.9 million at December 31, 2003, an increase of $339 thousand.
Table 25 — Allocation of the Allowance for Loan and Lease Losses — Five-Year Schedule
      The following table sets forth the allocation of the allowance for loan and lease losses at the dates indicated.

	December 31,

	2004		2003		2002		2001		2000

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate loans	$6,705	16.57%	$6,850	16.58%	$5,800	16.95%	$5,000	20.66%	$7,600	20.73%
Commercial real estate loans	103,530	33.61%	115,333	33.82%	102,294	34.09%	98,271	32.20%	73,423	27.25%
Commercial business loans and leases	87,483	21.13%	70,383	20.11%	63,940	21.12%	58,090	19.37%	50,486	21.29%
Consumer loans and leases	45,434	28.69%	39,721	29.49%	36,239	27.84%	28,476	27.77%	22,038	30.73%

	$243,152	100.00%	$232,287	100.00%	$208,273	100.00%	$189,837	100.00%	$153,547	100.00%

      For purposes of determining our allowance for loan and lease losses, we specifically evaluate commercial business and commercial real estate loans rated substandard and are in excess of $300 thousand. We evaluate all other loans by loan type on a pooled basis.

Table 26 — Composition of Allowance for Loan and Lease Losses
      The following table presents the amount for allowance for loan and lease losses which is attributable to specifically evaluated loans and all other loans by loan type on a pooled basis.

	December 31,

	2004	2003	2002

Residential real estate loans	$6,705	$6,850	$5,800
Specifically evaluated commercial loans	44,671	41,800	27,000
Other commercial loans	146,342	143,916	139,234
Consumer loans and leases	45,434	39,721	36,239

	$243,152	$232,287	$208,273

Asset-Liability Management
      The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies, goals and objectives that are adopted and reviewed by our board of directors and monitored periodically by the Board Risk Management Committee. The board delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Senior management determines the strategic directives that guide the day-to-day management of our activities and interest rate risk exposure. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and the state presidents of our banking subsidiary.

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

Net Interest Income Sensitivity
      Net interest income is our largest source of revenue. Net interest income sensitivity is our primary short-term measurement used to assess the interest rate risk of our ongoing business. Management believes that net interest income sensitivity gives us the best perspective on how day-to-day decisions affect our interest rate risk profile. We subject estimated net interest income over a 12-month period to various rate movements using a simulation model for various specified interest rate scenarios. Simulations are run monthly and include scenarios where market rates are “shocked” up and down, scenarios where market rates gradually change or “ramp” up and down and scenarios where the slope of the market yield curve changes. Our base simulation assumes that rates do not change for the next 12 months. The sensitivity measurement is calculated as the percentage variance of the net interest income simulations to the base simulation results. Results for the gradual “ramps” are compared to policy guidelines and are disclosed in the interest rate risk results below.
      As indicated in table 27, assuming a gradual 100 and 200 basis point increase in interest rates starting on December 31, 2004, we estimate that our net interest income in the following 12 months would decrease by 0.68% and 2.13%, respectively. This is because in the event of an upward shift in rates, the simulated increase in interest income would be less than the simulated increase in interest expense because total adjustable rate interest-earning assets generally will reprice less quickly than will total interest-bearing liabilities. Also as indicated in Table 27, assuming a gradual 100 and 200 basis point decrease in interest rates starting on the same date, we estimate that our net interest income in the following 12 months would increase by 0.20% and decrease by 1.51%. These results are dependent on material assumptions such as interest rate movements, product pricing and customer behavior.

Table 27 — Sensitivity of Net Interest Income
      The following table sets forth the estimated sensitivity of our net interest income for the 12 months following the dates indicated.

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

December 31, 2004	(2.13)%	(0.68)%	0.20%	(1.51)%

December 31, 2003	(0.26)%	0.24%	(0.71)%	N/M

NM Not meaningful.
      Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 5%. All interest rate risk measures were within compliance guidelines at December 31, 2004 and 2003.
      For additional information regarding our interest rate sensitivity, see “Recent Developments” above.
Derivative Instruments

Purpose and Benefits
      Derivative financial instruments are important tools that we use to manage interest rate risk. When appropriate, we use derivatives such as interest-rate swaps, interest rate floors, interest rate caps, interest rate corridor agreements and forward security sales, among other instruments.
      Certain derivatives are used to hedge certain wholesale funding activities and the mortgage origination pipeline. These instruments are designated as hedges at inception in accordance with SFAS No. 133. At December 31, 2004, our designated hedging activities consisted of $83 million forward commitments related to hedging our mortgage banking operations, a $150 million notional amount interest rate swap at 3-month LIBOR plus 0.41% that hedged $150 million of 3.75% fixed-rate senior notes maturing on May 1, 2008, a $200 million notional amount interest rate swap at 3-month LIBOR plus 3.47% that hedged $200 million of 7.625% fixed-rate subordinated debt issued by Banknorth, NA which matures on June 15, 2011, and five interest rate swaps with an aggregate notional amount of $216.5 million and a weighted average rate of 1-month LIBOR plus 3.82%, which hedge $216.5 million of FHLB advances with a weighted average cost of 5.47% that mature throughout 2005.
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
      For the year ended December 31, 2004, higher mortgage rates contributed to a decline in residential mortgage loan originations.

Table 28 — Mortgage Loans Held for Sale and Related Hedges
      The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.

	Year Ended
	December 31,

	2004	2003

Residential mortgage loans held for sale	$48,567	$79,878
Rate-locked loan commitments	50,710	88,492
Forward sales contracts	86,149	155,698
      Interest rate derivatives, primarily interest rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the year ended December 31, 2004, we recorded a total notional amount of $408.8 million of new interest rate swaps with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in the table below include both the customer and offsetting dealer transactions.

Foreign Exchange or Market Risk
      Our earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.
      Foreign currency forward and option contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these credit-worthy customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange and trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.

Table 29 — Derivative Positions
      The following table summarizes our derivative positions at December 31, 2004.
Asset-Liability Management Positions

	Notional Amount Maturing
							Fair
December 31, 2004	2005	2006	2007	2008	Thereafter	Total	Value

Interest rate contracts
Pay variable, receive fixed	$216,500	$—	$—	$150,000	$200,000	$566,500	$(4,420)
Forward commitments to sell loans	83,016	—	—	—	—	83,016	(149)
Customer-related Positions

	Notional Amount Maturing

December 31, 2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Interest rate contracts
Receive fixed, pay variable	$2,000	$13,250	$15,608	$49,489	$610,510	$690,857	$17,836
Pay fixed, receive variable	2,000	13,250	15,608	49,489	610,510	690,857	(17,836)
Foreign currency rate contracts
Forward contracts with customers	26,760	6,815	—	—	—	33,575	3,307
Forward contracts with dealers	26,913	6,834	—	—	—	33,747	(3,056)
Foreign exchange options to purchase	25,716	9,997	—	—	—	35,713	1,727
Foreign exchange options to sell	25,716	9,997	—	—	—	35,713	(1,727)
Rate-locked loan commitments(1)	35,961	—	—	—	—	35,961	147

(1)	No value has been assigned to potential mortgage servicing rights related to rate-locked loan commitments.

2004 Asset Liability Management Actions
      The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2004 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (ii) changes in the prepayment speeds of mortgage assets, (iii) the reduction in deposit interest expense and (iv) the above-described $1.2 billion investment portfolio and wholesale borrowing deleveraging program in 2004.
      The targeted federal funds rate ended 2004 at 2.25%, which was 0.50% higher than at September 30, 2004 and 1.25% higher than at December 31, 2003. Long-term interest rates at December 31, 2004 were relatively unchanged, with 10-year U.S. Treasury yields up approximately 10 basis points for the quarter ended December 31, 2004, as compared to the quarter ended September 30, 2004, and down less than 4 basis points as compared to December 31, 2003. Mortgage rates remained level in the fourth quarter, with our 30-year conforming single-family residential mortgage rate below 6%. As a result, the yield curve used to measure interest income sensitivity has flattened considerably. Table 27 incorporates the estimated net impact of these changes, as well as planned 2005 activity, the deleveraging program in the fourth quarter of 2004 and the acquisition of BostonFed on January 21, 2005, on our net interest income assuming various changes in interest rates.
      For additional information regarding our interest rate sensitivity, see “Recent Developments” above.

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
      On a parent-only basis, our commitments and debt service requirements at December 31, 2004 consisted primarily of $310.7 million of junior subordinated debentures and $150 million of 3.75% senior notes due May 1, 2008. See “Capital” and Notes 13 and 22 to the Consolidated Financial Statements. The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings from public and private sources, including draws on our $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. At December 31, 2004 our subsidiary bank had $736.8 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $250 million in cash or cash equivalents at December 31, 2004. See also “Financial Condition — Other Funding Sources” above. For information on restrictions on the payment of dividends by our banking subsidiary, see Note 14 to the Consolidated Financial Statements.
      For a discussion of a contribution of capital we made in 2003 to our banking subsidiary to enhance its liquidity and capital for regulatory purposes, see “Capital”.

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
      We continually monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of fed funds positions, monthly review of balance sheet changes, and monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.
      At December 31, 2004, the Bank had in the aggregate $4.4 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or security sales. This represented 22% of deposits, as compared to a policy minimum of 10% of deposits.
      Also at December 31, 2004, the Bank had in the aggregate “potentially volatile funds” of $3.1 billion. These are funds that might flow out of the Bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

      At December 31, 2004, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 139%, compared to a policy minimum of 100%.
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
      We have a shelf registration on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows affiliated trusts to sell capital securities. We had $650 million of remaining authority under this shelf registration statement as of December 31, 2004.
      In addition, at December 31, 2004, we also had an $110 million unsecured line of credit available to us. This line was replaced in January 2005 with a line of credit from TD with similar terms and conditions.
Capital
      We are committed to managing capital for shareholder benefit and maintaining protection for depositors and creditors. At December 31, 2004 and 2003, our shareholders’ equity totaled $3.2 billion and $2.5 billion, respectively, or 11.07% and 9.53% of total assets, respectively.
      The increase in shareholders’ equity in 2004 was attributable to our $304.6 million net income in 2004 and our issuance of our common stock with an aggregate value of $304.3 million in connection with acquisitions in 2004. These increases were partially offset by $135.1 million in dividends to shareholders and a $7.2 million net change in unrealized loss on securities available for sale.
      In February 2002, our board authorized 8 million shares to be repurchased in the open market. We did not repurchase any shares in 2004. During the year ended December 31, 2003, we repurchased 4.5 million shares at an average price of $23.53. At December 31, 2004, a total of 2.9 million shares were available for repurchase under the existing Board authorization.
      Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios. We maintain capital ratios to exceed “well capitalized” capital levels in accordance with capital guidelines approved by our board of directors. Our Tier 1 Capital, as defined by the Federal Reserve Board, was $2.1 billion or 7.58% of average assets at December 31, 2004, compared to $1.7 billion or 6.65% of average assets at December 31, 2003. We also are required to maintain capital ratios based on the level or our assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 13 to Consolidated Financial Statements.
      The Bank is also subject to federal regulatory capital requirements. At December 31, 2004, the Bank was deemed to be “well capitalized” under the regulations of the Office of the Comptroller of Currency of the United States and in compliance with applicable capital requirements. See Note 13 to the Consolidated Financial Statements.
      In 2003, we contributed $70 million to our banking subsidiary in advance of the acquisition of American Financial Holdings, Inc. (“American”), which closed on February 14, 2003 and was financed with 50% stock and 50% cash. The $70 million capital contribution from us to our subsidiary bank was required to maintain our subsidiary bank’s capital ratios above “well-capitalized” levels after the acquisition of American. When evaluating the issuance of long-term debt at the holding company level versus receiving dividends from its subsidiaries, management first considers the regulatory capital ratios of the banking subsidiary and the proforma impact of potential acquisitions on these capital ratios. Company policy is to maintain capital ratios at the bank and holding company at levels in excess of “well-

capitalized” levels — specifically a Tier 1 leverage capital ratio between 5.50% and 6.00% (compared to 5.00% needed to be considered “well-capitalized”) and total risk-based capital ratio of 10.50% (compared to 10.00% needed to be considered “well-capitalized”). Although the bank has considerable capital that it can dividend to the holding company without prior regulatory approval, its policy is to maintain capital in excess of the “well-capitalized” thresholds to support changes in the composition of its assets and growth, including by acquisition.
      At December 31, 2004, we operated five affiliated trusts for the purpose of issuing to unaffiliated parties capital securities and investing the proceeds from the sale thereof in junior subordinated debentures issued by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.
Table 30 — Capital Securities
      The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at December 31, 2004.

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity
Name	Date	Securities	Securities	Debentures(1)	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,775	$3,093	$64,868	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	928	30,928	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	5.74%	7/31/2031
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032

		$300,275	$10,471	$310,746

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.
      At December 31, 2004, trust capital securities amounted to 14.6% of Banknorth’s Tier 1 capital. Although pursuant to FIN 46(R), the trusts which issued capital securities are no longer consolidated with Banknorth and these securities therefore are no longer considered a minority interest in consolidated subsidiary for accounting purposes, pursuant to a supervisory letter sent by the Federal Reserve Board to all bank holding companies in July 2003, Banknorth has continued to include trust preferred securities in its Tier 1 capital. On May 6, 2004, the Federal Reserve Board issued a proposed regulation which proposed to permit bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Under the proposed regulation, commencing on March 31, 2007, the aggregate amount of restricted core capital elements (which include qualifying trust preferred securities, as well as qualifying cumulative perpetual preferred stock and Class B and Class C minority interests in consolidated subsidiaries, as defined) may not exceed 25% (15% for internationally active bank holding companies) of a bank holding company’s core capital elements (which consist of qualifying common stockholders’ equity, qualifying non-cumulative preferred stock and Class A minority interest in subsidiaries, as defined), net of goodwill. This test is more restrictive than the current limit for trust preferred securities, which does not deduct goodwill prior to calculating the 25% limit or explicitly include minority interests in consolidated subsidiaries, and is likely to reduce the ability of some bank holding companies, particularly those that have completed significant purchase acquisitions, to include trust preferred securities in Tier 1 capital. In addition, the proposed rule would limit the amount of qualifying trust preferred securities and Class C minority interests in excess of the restricted core capital limit that can be included in Tier 2 capital by providing that the amount of such elements, together with subordinated debt and limited life preferred stock, that may be included in Tier 2 capital would be limited to 50% of Tier 1 capital. The proposed rule also would provide that during the last five years prior to maturity of the underlying subordinated note or debentures, trust preferred securities must be treated as limited-life preferred stock, excluding it from Tier 1 capital and amortizing it out of Tier 2 capital at the rate of 20% per year. If the proposed capital regulation were adopted as proposed, we believe that we would continue to qualify as “well capitalized” under Federal Reserve Board regulations. There can be no assurance that the proposed capital regulation will be adopted as proposed or at all.
      At December 31, 2004 and 2003, we also had $200 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.
      Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 22.6% at December 31, 2004 and 25.9% at December 31, 2003. We currently do not anticipate any additional purchases or sales of BOLI.
Critical Accounting Policies
      We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.

Allowance for Loan and Lease Losses
      We maintain an allowance for loan and lease losses at a level which we believe is sufficient to cover potential charge-offs on loans and leases deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors. The primary means of adjusting the level of this allowance is through provisions for loan and lease losses, which are established and charged to income on a quarterly basis. Although we use available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan and lease portfolio are susceptible to change as a result of changes in the factors noted above. Any such increases would adversely affect our results of operations. At December 31, 2004, our allowance for loan and lease losses amounted to $243.2 million, and during 2004, 2003, and 2002 our provisions for loan and lease losses amounted to $40.3 million, $42.3 million, and $44.3 million, respectively. See also “Credit Risk Management” above.
      For the commercial business loans and leases and the commercial real estate loans portfolios, we formally evaluate specific commercial and commercial real estate loans rated “substandard” or worse in excess of $300 thousand. On an ongoing basis, an independent loan review department reviews classified loans to ensure the accuracy of the loan classifications. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. In addition, the appraisal function reviews the reasonableness of the third party appraisals related to these loans. Provisions for losses on the remaining commercial loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time and qualitative adjustments.
      For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.

      Using the determined mid-point of the range, management uses various quantitative and qualitative factors to determine the appropriate point above or below the range mid-point. This process is supported by objective factors including:

•	historical loss experience;

•	trends in delinquency and nonperforming loans;

•	changes in product offerings or loan terms;

•	changes in underwriting and/or collections policies;

•	changes in management of underwriting and collection departments; and

•	regional and national economic conditions and trends.

Accounting for Acquisitions and Review of Goodwill and Other Intangible Assets
      In connection with acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposits intangibles, non-compete agreements and customer lists. Due to a change in an accounting standard, since January 1, 2002 we no longer amortize the amount of our goodwill through a charge to expense over the period of its expected life. Instead, we regularly evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the reporting unit level, and there is goodwill recorded in the following reporting units: Community Banking, Insurance Agency and Wealth Management. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which we use to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives would adversely affect our results of operations. At December 31, 2004, our goodwill and identifiable intangible assets amounted to $1.4 billion and $50.4 million, respectively, and during 2004, 2003, and 2002 our amortization expense amounted to $8.6 million, $8.9 million, and $6.5 million, respectively. There was no impairment recorded in 2004, 2003 or 2002.

Accounting for Pension Plans
      We use a December 31 measurement date to determine our pension expense and related financial disclosure information. In accordance with SFAS No. 87, we set the discount rate for our retirement plans by reference to investment grade bond yields. We use Moody’s published AA yield for long-term corporate bonds as of December 31st as an index, and our discount rate is set within 25 basis points of the index. Moody’s AA yield dropped from 6.01% for December 2003 to 5.66% for December 2004. Similarly, we evaluate the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the plan’s asset allocation and other factors. As a consequence of our most recent annual review, we reduced the discount rate for all of our employee benefit plans from 6.25% as of December 31, 2003 to 5.75% as of December 31, 2004. Our expected rate of return on our pension plan assets was 8.5% for 2004 and is the same for 2005.
      Pension expense is sensitive to changes in the expected return on assets. For example, adjusting the expected rate of return by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2005 expense for our defined benefit plan by approximately $650 thousand.

      Pension expense is also sensitive to changes in the discount rate. For example, adjusting the discount rate by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2005 expense for our defined benefit plan by approximately $1.6 million.
      As with the computations on pension expense, cash contribution requirements to the pension plan are sensitive to changes in the assumed discount rate and the assumed rate of return on plan assets. We have traditionally contributed the maximum tax-deductible amount to our pension plan each year.

Accrued Income Taxes
      We estimate income taxes payable based on the amount we expect to owe various tax authorities. Taxes are discussed in more detail in Note 9 to the Consolidated Financial Statements. Accrued income taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. We also rely on tax opinions, recent state audits and historical experience. Although we use available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing our overall tax position.
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

Item 8.	Financial Statements and Supplementary Data
BANKNORTH GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

Assets
Cash and due from banks	$541,994	$669,686
Federal funds sold and other short-term investments	2,312	4,645
Securities available for sale, at market value	6,905,765	7,122,992
Securities held to maturity, market value $87,507 in 2004 and $124,344 in 2003	87,013	124,240
Loans held for sale, market value $52,936 in 2004 and $42,801 in 2003	51,693	41,696
Loans and leases:
Residential real estate mortgages	3,081,217	2,710,483
Commercial real estate mortgages	6,249,513	5,528,862
Commercial business loans and leases	3,928,594	3,287,094
Consumer loans and leases	5,333,670	4,819,523

Total loans and leases	18,592,994	16,345,962
Less: Allowance for loan and lease losses	243,152	232,287

Net loans and leases	18,349,842	16,113,675

Premises and equipment, net	300,120	264,818
Goodwill	1,365,780	1,126,639
Identifiable intangible assets	50,376	36,415
Bank-owned life insurance	523,129	488,756
Other assets	509,786	460,173

Total assets	$28,687,810	$26,453,735

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,546,018	$2,460,522
Money market and NOW accounts	7,907,513	7,130,534
Certificates of deposit (including certificates of $100 thousand or more of $1,129,360 in 2004 and $998,546 in 2003)	4,484,370	4,733,104
Brokered deposits	576	—
Noninterest-bearing deposits	4,289,104	3,577,025

Total deposits	19,227,581	17,901,185
Short-term borrowings	3,797,823	2,336,947
Long-term debt	2,192,882	3,545,917
Other liabilities	293,410	149,167

Total liabilities	25,511,696	23,933,216

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01; 400,000,000 and 200,000,000 shares authorized, 191,672,502 issued in 2004 and 182,292,973 issued in 2003	1,917	1,823
Paid-in capital	1,763,572	1,435,005
Retained earnings	1,677,802	1,508,292
Treasury stock at cost (12,374,515 shares in 2004 and 20,105,254 shares in 2003)	(265,020)	(430,608)
Accumulated other comprehensive (loss) income	(2,157)	6,007

Total shareholders’ equity	3,176,114	2,520,519

Total liabilities and shareholders’ equity	$28,687,810	$26,453,735

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

Interest and dividend income:
Interest and fees on loans and leases	$933,833	$880,185	$882,190
Interest and dividends on securities	323,172	312,784	352,927

Total interest and dividend income	1,257,005	1,192,969	1,235,117

Interest expense:
Interest on deposits	161,004	188,836	244,648
Interest on borrowed funds	162,619	163,302	193,952

Total interest expense	323,623	352,138	438,600

Net interest income	933,382	840,831	796,517
Provision for loan and lease losses	40,340	42,301	44,314

Net interest income after provision for loan and lease losses	893,042	798,530	752,203

Noninterest income:
Deposit services	109,321	97,323	82,139
Insurance agency commissions	50,311	45,714	44,439
Merchant and electronic banking income, net	50,564	41,778	37,643
Wealth management services	39,788	31,956	32,453
Bank-owned life insurance	23,282	22,930	20,002
Investment planning services	19,418	15,692	11,572
Net securities (losses) gains	(7,701)	42,460	7,282
Other noninterest income	54,816	69,306	38,978

	339,799	367,159	274,508

Noninterest expense:
Compensation and employee benefits	356,611	326,621	311,385
Occupancy	63,892	59,200	52,422
Equipment	48,480	47,459	40,933
Data processing	43,141	40,940	40,702
Advertising and marketing	25,550	22,000	17,239
Amortization of identifiable intangible assets	8,627	8,946	6,492
Merger and consolidation costs	49,635	8,104	14,691
Prepayment penalties on borrowings	61,546	30,490	—
Write-off of branch automation project	—	—	6,170
Other noninterest expense	107,619	97,510	89,358

	765,101	641,270	579,392

Income before income tax expense	467,740	524,419	447,319
Applicable income tax expense	163,097	173,660	148,681

Net income	$304,643	$350,759	$298,638

Basic earnings per share	$1.78	$2.18	$2.01
Diluted earnings per share	$1.75	$2.15	$1.99
Weighted average shares outstanding:
Basic	170,766	160,914	148,213
Dilutive effect of stock options	3,392	2,606	1,616

Diluted	174,158	163,520	149,829

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

							Accumulated
							Other
	Common				Unearned		Comprehensive
	Shares	Par	Paid-in	Retained	Compen-	Treasury	Income
	Outstanding	Value	Capital	Earnings	sation	Stock	(Loss)	Total

Balances at December 31, 2001	151,221	$1,651	$958,764	$1,056,678	$(1,017)	$(267,529)	$40,568	$1,789,115
Net income	—	—	—	298,638	—	—	—	298,638
Unrealized gains on securities, net of reclassification adjustment and taxes	—	—	—	—	—	—	77,257	77,257
Unrealized losses on cash flow hedges, net of reclassification adjustment and taxes	—	—	—	—	—	—	(2,054)	(2,054)
Minimum pension liability, net of tax	—	—	—	—	—	—	(825)	(825)

Comprehensive income								373,016

Treasury stock issued for employee benefit plans	1,939	—	(6,989)	—	—	37,395	—	30,406
Treasury stock purchased	(6,350)	—	—	—	—	(154,054)	—	(154,054)
Distribution of restricted stock	—	—	(963)	—	—	1,838	—	875
Common stock issued for acquisitions	3,769	38	102,829	—	—	—	—	102,867
Decrease in unearned compensation — ESOP	—	—	6,137	—	1,017	—	—	7,154
Cash dividends declared	—	—	—	(85,894)	—	—	—	(85,894)

Balances at December 31, 2002	150,579	1,689	1,059,778	1,269,422	—	(382,350)	114,946	2,063,485
Net income	—	—	—	350,759	—	—	—	350,759
Unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(110,068)	(110,068)
Unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	1,575	1,575
Minimum pension liability, net of tax	—	—	—	—	—	—	(446)	(446)

Comprehensive income								241,820

Treasury stock issued for employee benefit plans	2,674	—	(6,546)	—	—	55,223	—	48,677
Treasury stock purchased	(4,466)	—	—	—	—	(105,071)	—	(105,071)
Distribution of restricted stock	—	—	(896)	—	—	1,590	—	694
Common stock issued for acquisitions	13,401	134	382,669	—	—	—	—	382,803
Cash dividends declared	—	—	—	(111,889)	—	—	—	(111,889)

Balances at December 31, 2003	162,188	1,823	1,435,005	1,508,292	—	(430,608)	6,007	2,520,519
Net income	—	—	—	304,643	—	—	—	304,643
Unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(7,231)	(7,231)
Unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	146	146
Minimum pension liability, net of tax	—	—	—	—	—	—	(1,079)	(1,079)

Comprehensive income								296,479

Treasury stock issued for employee benefit plans, net of tax of $40.7 million	7,729	—	24,797	—	—	164,837	—	189,634
Distribution of restricted stock	—	—	(386)	—	—	751	—	365
Common stock issued for acquisitions	9,381	94	304,156	—	—	—	—	304,250
Cash dividends declared	—	—	—	(135,133)	—	—	—	(135,133)

Balances at December 31, 2004	179,298	$1,917	$1,763,572	$1,677,802	$—	$(265,020)	$(2,157)	$3,176,114

See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$304,643	$350,759	$298,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	40,340	42,301	44,314
Depreciation of banking premises and equipment	44,199	43,368	36,360
Net amortization of premium and discounts	23,082	56,135	37,230
Write-off of branch automation project	—	—	6,170
Amortization of intangible assets	8,627	8,946	6,492
Provision for deferred tax expense	16,498	26,073	12,522
ESOP expense	—	—	7,154
Distribution of restricted stock units	365	694	875
Net losses (gains) realized from sales of securities and loans	6,190	(42,460)	(9,456)
Prepayment penalties on borrowings	61,546	30,490	—
Net (gains) realized from sales of loans held for sale	(3,660)	(12,483)	(12,577)
Increase in cash surrender value of bank owned life insurance	(22,188)	(22,930)	(20,002)
Net decrease in mortgage servicing rights	1,287	1,287	5,487
Proceeds from sales of loans held for sale	512,700	923,811	863,560
Residential loans originated and purchased for sale	(511,053)	(821,870)	(865,068)
Net change in other assets	(55,329)	29,195	(70,583)
Net change in other liabilities	18,481	(119,348)	63,619

Net cash provided by operating activities	445,728	493,968	404,735

Cash flows from investing activities:
Proceeds from sales of securities available for sale	3,380,300	3,392,506	1,001,605
Proceeds from maturities and principal repayments of securities available for sale	1,303,648	3,066,107	2,263,728
Purchases of securities available for sale	(4,067,304)	(6,370,761)	(4,110,201)
Proceeds from maturities and principal repayments of securities held to maturity	37,227	92,169	123,214
Net increase in loans and leases	(1,300,987)	(690,512)	(582,280)
Proceeds from sales of loans	37,097	—	104,366
Net additions to premises and equipment	(47,805)	(20,901)	(43,503)
Purchases of bank owned life insurance	—	—	(40,000)
Proceeds from policy coverage on bank owned life insurance	1,725	182	—
Cash (paid) for acquisitions, net of cash acquired	49,061	10,903	(12,074)

Net cash (used in) provided by investing activities	(607,038)	(520,307)	(1,295,145)

Cash flows from financing activities:
Net increase in deposits	148,206	95,039	380,379
Net increase in short-term borrowings	1,200,876	755,480	182,248
Proceeds from long-term debt	1,570	885,400	1,335,642
Payments on long-term debt	(1,633,868)	(1,941,969)	(952,525)
Treasury stock issued for employee benefit plans	189,634	48,677	30,406
Purchase of treasury stock	—	(105,071)	(154,054)
Cash dividends paid to shareholders	(135,133)	(111,889)	(85,894)

Net cash (used) provided by financing activities	(228,715)	(374,333)	736,202

(Decrease) increase in cash and cash equivalents	(390,025)	(400,672)	(154,208)
Cash and cash equivalents at beginning of year	316,331	717,003	871,211

Cash and cash equivalents at end of period	$(73,694)	$316,331	$717,003

Interest paid	$325,614	$358,555	$434,685
Income taxes paid	90,298	145,600	104,810

In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$1,807,186	$3,347,137	$1,693,715
Less liabilities assumed	1,420,086	2,586,080	1,355,197
See accompanying notes to Consolidated Financial Statements.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts expressed in thousands, except per share data)

1.	Summary of Significant Accounting Policies
      The accounting and reporting policies of Banknorth Group, Inc. (“Banknorth”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Banknorth’s principal business activity is retail and commercial banking and, to a lesser extent, wealth management, investment planning and insurance brokerage services, and are conducted through Banknorth’s direct and indirect subsidiaries located in Maine, New Hampshire, Massachusetts, Connecticut, Vermont and New York. Banknorth and its subsidiaries are subject to regulation of, and periodic examination by, the Office of the Comptroller of Currency and the Federal Reserve Board and the Superintendent of the Maine Bureau of Financial Regulations, among other agencies. The following is a description of the more significant accounting policies.

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
      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, accounting for acquisitions, subsequent review of goodwill and intangible assets for impairment, accounting for pension plans and accrued income taxes.

Cash and Cash Equivalents
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
      Investments not classified as “held to maturity” are classified as “available for sale.” Securities available for sale consist of debt and equity securities that are available for sale in order to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at market value. Changes in market value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity and comprehensive income. When a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Significant Accounting Policies — (Continued)
as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income as a writedown. Banknorth does not have a trading portfolio.
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
      For the commercial business loan and lease and the commercial real estate loan portfolios, we formally evaluate specific commercial and commercial real estate loans rated “substandard” or worse in excess of $300 thousand. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Significant Accounting Policies — (Continued)
migration analysis (which considers the probability of a loan moving from one risk rating category to another over time), transition matrix and qualitative adjustments.
      For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.
      Using the determined mid-point of the range, management uses various quantitative and qualitative factors to determine the appropriate point above or below the range mid-point. This process is supported by objective factors including:

•	Historical loss experience;

•	Trends in delinquency and nonperforming loans;

•	Changes in product offerings or loan terms;

•	Changes in underwriting and/or collections policies;

•	Changes in management of underwriting and collection departments;

•	Regional and national economic conditions and trends.
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

Bank-Owned Life Insurance
      Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash value is included in assets. Banknorth reviews the financial strength of the insurance carrier prior to the purchase of BOLI and annually thereafter, and BOLI with any individual carrier is limited to 10% of capital plus reserves.

Premises and Equipment
      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of related assets; generally 25 to 40 years for premises and 3 to 7 years for furniture and equipment. Leasehold improvements are generally amortized over the lesser of the estimated life or the remaining term of the lease including the first renewal option.
      Costs of software developed for internal use, such as those related to software licenses, programming, testing, configuration, direct materials and integration, are capitalized and included in premises and equipment. Included in the capitalized costs are those costs related to both Company personnel and third party consultants involved in the software development and installation. Once placed in service, the capitalized asset is amortized on a straight-line basis over its estimated useful life, generally three to five years. Capitalized costs of software developed for internal use are reviewed periodically for impairment.

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

Goodwill and Identifiable Intangible Assets
      The price paid over the net fair value of the acquired businesses (“goodwill”) is not amortized. Goodwill is evaluated for impairment at least quarterly using several fair value techniques, including market capitalization, discounted future cash flows and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. Goodwill is recorded and evaluated for impairment in the following reporting units: Community Banking, Insurance Brokerage and Wealth Management.
      Identifiable intangible assets consists of core deposit intangibles, noncompete agreements and customer lists and are amortized over their estimated useful lives on a method that approximates the amount of economic benefits to Banknorth. They are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The ranges of useful life are shown below:

Core deposit intangibles	7 – 10 years
Noncompete agreements	1 – 4 years
Customer lists	estimated life of the list

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

Mortgage Banking and Loans Held for Sale
      Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and carried at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Forward commitments to sell residential real estate mortgages are contracts that Banknorth enters into for the purpose of reducing the market risk associated with originating loans for sale should interest rates change. Forward commitments to sell are recorded at fair value and are included with loans held for sale and changes in fair value are included in other comprehensive income and are reclassified into mortgage banking income when the related transaction affects earnings. Commitments to originate rate-locked loans are also accounted for at fair value and are classified in other assets. Gains and losses related to commitments to originate rate-locked loans are included in earnings with mortgage banking income.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Significant Accounting Policies — (Continued)
      Gains and losses on sales of mortgage loans are determined using the specific identification method and recorded as mortgage sales income, a component of mortgage banking services income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans originated for sale and the related servicing rights are generally sold on a flow basis.
      Retained mortgage servicing rights are amortized on a method that approximates the estimated weighted average life of the underlying loans serviced for others. Amortization is recorded as a charge against mortgage service fee income, a component of mortgage banking services income. Banknorth’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted quarterly to reflect current circumstances. In evaluating the realizability of the carrying values of mortgage servicing rights, Banknorth obtains third party valuations based on loan level data including note rate, type and term on the underlying loans.
      Mortgage servicing fees received from investors for servicing their loan portfolios are recorded as mortgage servicing fee income when received. Loan servicing costs are charged to noninterest expense when incurred.

Derivative Financial Instruments
      Banknorth recognizes all derivatives on the balance sheet at fair value. On the date the derivative is entered into, Banknorth designates whether the derivative is part of a hedging relationship (cash flow or fair value hedge). Banknorth formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. Banknorth also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.
      From time to time Banknorth may use certain hedging strategies which include the use of derivative financial instruments. The primary objective of Banknorth’s hedging strategies is to reduce net interest rate exposure arising from Banknorth’s asset and liability structure and mortgage banking activities. Banknorth uses forward delivery contracts to reduce interest rate risk on residential mortgage loans held for sale (which are included in loans held for sale on our balance sheet) and rate-locked loans expected to be closed and held for sale (which are included in other assets on our balance sheet). Banknorth also purchases mortgage-backed security options (which are included in other assets on our balance sheet at fair value) to modify its forward mortgage commitments. Changes in fair value of the options are included in other noninterest income.
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
      Banknorth offers commercial customers interest rate swap and cap products to enable these customers to synthetically fix the interest rate on variable interest rate loans. These pay variable, receive fixed interest

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Significant Accounting Policies — (Continued)
rate swaps are offset by entering into simultaneous pay fixed, receive variable rate swaps with a third party broker/ dealer. Both of these swap products are marked to market and are included with other assets and other liabilities on our balance sheet at fair value. Changes in the fair value of the commercial interest rate swaps are included in net interest income.
      Banknorth has also entered into interest rate swap agreements in order to synthetically convert certain fixed-rate debt to variable-rate debt tied to 1-month or 3-month LIBOR. These swaps are accounted for as fair value hedges and included with long-term debt on our balance sheet. Changes in the fair value of the swap agreements are included in net interest income.
      Foreign exchange rate contracts are contracts and options that Banknorth enters into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, Banknorth generally sets aside a percentage of their available line of credit until the foreign currency contract is settled. Generally, Banknorth enters into foreign exchange rate contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting Banknorth’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. The foreign exchange contracts outstanding at December 31, 2004 all mature within two years. The foreign exchange rate contracts with customers and dealers are carried at fair value in other assets and other liabilities. The changes in the fair value of the foreign exchange rate contracts and the associated fees are included in other noninterest income.

Pension, 401(k), and Other Employee Benefit Plans
      Banknorth has a qualified non-contributory defined benefit pension plan that covers most employees. The benefits are based on years of service and the employee’s career average earnings. Banknorth has historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
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
      Banknorth uses a December 31 measurement date to determine its pension expense and related financial disclosure information. In accordance with SFAS No. 87, the discount rate is set for the retirement plans by reference to investment grade bond yields. Banknorth uses Moody’s published AA yield for long-term corporate bonds for the month of December as an index, and the discount rate is set within 25 basis points of the index. Moody’s AA yield dropped from 6.01% for December 2003 to 5.66% for December 2004. Similarly, we evaluated the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the Plan’s asset allocation and other factors. As a consequence of the most recent annual review, the discount rate for all of our employee benefit plans was reduced from 6.25% as of December 31, 2003 to 5.75% as of December 31, 2004 and the

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Significant Accounting Policies — (Continued)
expected long-term rate of return on the pension plan assets was 8.5% for 2004 and will be the same for 2005. Pension expense is very sensitive to changes in the discount rate and the expected return on assets. Continued volatility in pension expense is expected as assumed investment returns vary from actual.
      In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) we have determined that the benefits we provide are at least actuarially equivalent to Medicare Part D. The effects of the federal subsidy will result in an actuarial gain of approximately $1.7 million. The gain will not have a material effect on our net periodic postretirement cost or on our accumulated postretirement benefit obligation. Therefore, we will incorporate the effects of the Act at the next measurement date, which is January 2005. As a result, we have not reflected the impact of FSP 106-2 in our net periodic postretirement cost or in our accumulated postretirement benefit obligation as of December 31, 2004 but will begin to amortize the benefit of the Act prospectively starting January 1, 2005 over a period of approximately 10 years.
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

	Year Ended December 31,

	2004	2003	2002

Net Income, as reported	$304,643	$350,759	$298,638
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,089)	(12,723)	(8,354)

Proforma net income	$288,554	$338,036	$290,284

Earnings per share
Basic — As reported	$1.78	$2.18	$2.01
Proforma	$1.69	$2.10	$1.96
Diluted — As reported	$1.75	$2.15	$1.99
Proforma	$1.67	$2.08	$1.94

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

Income Taxes
      Banknorth uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. Management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Management also relies on tax opinions, recent state audits and historical experience. These judgments and estimates are reviewed on a regular basis as regulatory and business factors change.

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

Segment Reporting
      An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Banknorth’s primary business is community banking, which provided approximately 91% of its total revenues and 96% of its pre-tax income for the year ended December 31, 2004 and approximately 92% of its total revenues and 97% of its pre-tax income in 2003. Accordingly, disaggregated segment information is not presented in the notes to the financial statements.
2.     Accounting Changes
      The following information addresses new or proposed accounting pronouncements related to our industry.

Consolidations
      FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“VIE’s”) (“FIN 46R”) establishes the criteria used to identify VIE’s and to determine whether or not to consolidate a VIE. VIE’s are those entities in which the total equity investment at risk does not provide the holders of that investment with the characteristics of a controlling financial interest. Pursuant to the criteria established by FIN 46R in 2004, we deconsolidated five affiliated trusts which had been formed for the purposes of issuing capital securities to unaffiliated parties and investing the proceeds in junior subordinated debentures issued by us. Our investment in these affiliated trusts totaled $10.5 million at December 31, 2004, which funds were also used by the trusts to invest in junior subordinated debentures issued by us. The result of the deconsolidation and the accounting for these entities was to recognize our equity investments in these entities of approximately $10.5 million in the aggregate as securities available for sale and to increase long-term debt by $10.5 million. The adoption of FIN 46R did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.
      Banknorth’s trust preferred securities are included in its Tier 1 capital for regulatory purposes. On May 6, 2004, the Federal Reserve Board issued a proposed regulation which proposed to permit bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. For information about this proposed regulation and its possible effect on Banknorth, see Note 12.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Accounting Changes — (Continued)

Accounting for Share-Based Payments
      In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, including employee stock purchase plans. Current disclosure provisions under FAS 123 are still applicable (see Note 1). In addition to stock option awards granted after July  1, 2005, compensation expense on unvested equity-based awards that were granted prior to the effective date must be recognized in the income statement. FAS 123R is effective for interim or annual periods beginning after June  15, 2005. The adoption of FAS 123R is expected to decrease earnings per share by $.03 in 2005. FAS 123 R will no effect on our financial condition, or cash flows.

Accounting for Certain Loan or Debt Securities Acquired in a Transfer
      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. This SOP requires that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow are recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired. This SOP is effective for impaired loans acquired in a business combination in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

Loan Commitments
      In March 2004, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments,” which provided guidance on accounting for loan commitments at fair value that meet the definition of a derivative. SAB 105 is effective for commitments entered into after March 31, 2004. The guidance clarifies that expected future cash flows related to the servicing of the loan may be recognized only when the servicing asset has been contractually separated from the underlying loan by sale with servicing retained. SAB 105 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

Guidance on “Other-Than-Temporary Impairment”
      In 2003, the Emerging Issues Task Force reached a consensus on EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provided application guidance to assess whether there have been any events or economic circumstance to indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less that the cost basis, the intent and ability of the company to hold the security for a period time sufficient for a recover in value, recent events specific to the issuer or industry and for debt securities, external credit rating and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Accounting Changes — (Continued)
      In December 2004, the FASB announced that it will reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and all relevant measurement and recognition requirements in other accounting literature. Companies evaluating whether an impairment is other-than-temporary under existing requirements should continue to consider the length of time a security has been impaired, the severity of the impairment and the financial condition and near-term prospects of the issue of the security.

Business Combinations
      In October 2004, the EITF issued EITF 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.” The Task Force determined that a business combination between two parties that have a preexisting relationship is a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. This guidance is applicable to business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. The application of this EITF did not have a material impact on our financial condition, results of operations, earnings per share or cash flows.

3.	Acquisitions
      Acquisitions are an important part of Banknorth’s strategic plans. The following table summarizes bank acquisitions completed since January 1, 2002. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at
		Acquisition Date			Other			Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

CCBT Financial Companies, Inc.	4/30/2004	$1,292.9	$108.5	$178.2	$19.4	$—	9.2	$298.1
Foxbrough Savings Bank	4/30/2004	241.8	22.8	62.2	2.2	88.9	—	88.9
First & Ocean Bancorp	12/31/2003	274.4	15.6	35.1	1.8	49.7	—	49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	422.2	9.3	328.5	13.4	711.4
Warren Bancorp, Inc.	12/31/2002	466.1	45.3	90.5	2.7	59.8	2.7	136.6
Bancorp Connecticut, Inc.	8/31/2002	661.7	61.4	96.9	8.7	161.2	—	161.2
Ipswich Bancshares, Inc.	7/26/2002	318.0	13.9	22.0	4.8	19.9	0.9	40.1
      In addition, Banknorth acquired four insurance agencies from 2002 to 2004. The total cost of these agencies was $16.8 million.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Acquisitions — (Continued)
      On April 30, 2004, Banknorth acquired CCBT Financial Companies, Inc. (“CCBT”) and Foxborough Savings Bank (“Foxborough”). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for CCBT and Foxborough at the date of acquisition. Banknorth expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded in periods after December 31, 2004, although such adjustments are not expected to be significant. It is estimated that none of the goodwill will be deductible for income tax purposes.

Assets:
Investments	$319,403
Loans held for sale	7,758
Loans and leases, net	1,026,915
Premises and equipment	31,508
Other assets	159,610

Assets acquired	1,545,194

Liabilities:
Deposits	1,188,294
Borrowings	210,903
Other liabilities	20,889

Liabilities assumed	1,420,086

Net assets acquired	125,108
Goodwill	240,427
Identifiable intangible assets	21,565

Total purchase price	$387,100

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Securities Available for Sale and Held to Maturity
      A summary of the amortized cost and market values of securities available for sale and held to maturity follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for Sale
December 31, 2004:
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$528,973	$181	$(12,722)	$516,432
Tax-exempt bonds and notes	166,901	3,045	(148)	169,798
Other bonds and notes	285,742	10,674	(644)	295,772
Mortgage-backed securities	5,130,478	33,081	(31,641)	5,131,918
Collateralized mortgage obligations	599,304	1,748	(3,129)	597,923

Total debt securities	6,711,398	48,729	(48,284)	6,711,843
Federal Home Loan Bank stock	116,904	—	—	116,904
Federal Reserve Bank stock	60,338	—	—	60,338
Other equity securities	16,456	247	(23)	16,680

Total equity securities	193,698	247	(23)	193,922

Total securities available for sale	$6,905,096	$48,976	$(48,307)	$6,905,765

December 31, 2003:
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$2,359,347	$1,993	$(41,165)	$2,320,175
Tax-exempt bonds and notes	138,280	3,191	(21)	141,450
Other bonds and notes	365,109	16,279	(886)	380,502
Mortgage-backed securities	3,834,958	50,167	(21,747)	3,863,378
Collateralized mortgage obligations	264,545	4,138	(648)	268,035

Total debt securities	6,962,239	75,768	(64,467)	6,973,540
Federal Home Loan Bank stock	104,397	—	—	104,397
Federal Reserve Bank stock	37,666	—	—	37,666
Other equity securities	6,868	521	—	7,389

Total equity securities	148,931	521	—	149,452

Total securities available for sale	$7,111,170	$76,289	$(64,467)	$7,122,992

Held to Maturity:
December 31, 2004:
Collateralized mortgage obligations	$87,013	$494	$—	$87,507

Total securities held to maturity	$87,013	$494	$—	$87,507

December 31, 2003:
Collateralized mortgage obligations	$124,240	$104	$—	$124,344

Total securities held to maturity	$124,240	$104	$—	$124,344

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Securities Available for Sale and Held to Maturity — (Continued)
      Included in securities in U.S. Government obligations and obligations of U.S. Government agencies and corporations at December 31, 2004 were $475.1 million of Federal National Mortgage Association and Federal Home Loan Mortgage Corp. securities.
      The following presents the fair value of investments with continuous unrealized losses for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2004.

	Less than 1 year			More than 1 year			Total

	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Available for Sale:	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U.S. Government obligations and obligations of U.S. Government agencies and corporations	6	$140,522	$(1,108)	5	$345,432	$(11,614)	11	$485,954	$(12,722)
Tax-exempt bonds and notes	54	83,367	(148)	—	—	—	54	83,367	(148)
Other bonds and notes	10	20,990	(616)	2	4,434	(28)	12	25,424	(644)
Mortgage-backed securities	99	2,125,235	(16,495)	41	947,126	(15,146)	140	3,072,361	(31,641)
Collateralized mortgage obligations	18	377,830	(3,128)	2	540	(1)	20	378,370	(3,129)
Equity securities	1	5	(10)	1	95	(13)	2	100	(23)

	188	$2,747,949	$(21,505)	51	$1,297,627	$(26,802)	239	$4,045,576	$(48,307)

      For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities and all investments maintain a credit rating of at least investment grade by one of the nationally recognized rating agencies. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with minimum security ratings of AA. No unrealized losses were determined to be other-than-temporary.
      The amortized cost and market values of debt securities at December 31, 2004 by contractual maturities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2004, Banknorth had $393.6 million of securities available for sale with call provisions.

	Available for Sale		Held to Maturity

	Amortized Cost	Market Value	Amortized Cost	Market Value

December 31, 2004:
Due in one year or less	$153,426	$153,931	$118	$119
Due after one year through five years	556,879	547,852	5,315	5,345
Due after five years through ten years	390,249	400,335	26,703	26,854
Due after ten years	5,610,844	5,609,725	54,877	55,189

Total debt securities	$6,711,398	$6,711,843	$87,013	$87,507

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Securities Available for Sale and Held to Maturity — (Continued)
      A summary of realized gains and losses on securities available for sale for the years ended December 31, 2004, 2003 and 2002 follows:

	Realized

	Gains	Losses	Net

2004	$10,230	$17,931	$(7,701)
2003	44,744	2,284	42,460
2002	9,823	2,541	7,282

5.	Loans and Leases
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

	December 31,

	2004	2003

Residential real estate loans
Permanent first mortgage loans	$3,024,799	$2,681,925
Construction and development	56,418	28,558

	3,081,217	2,710,483
Commercial real estate loans:
Permanent first mortgage loans	5,297,812	4,696,428
Construction and development	951,701	832,434

	6,249,513	5,528,862
Commercial business loans and leases
Commercial business loans	3,838,366	3,188,504
Commercial business leases	90,228	98,590

	3,928,594	3,287,094
Consumer loans and leases
Consumer loans	5,333,448	4,816,217
Consumer leases	222	3,306

	5,333,670	4,819,523

Total loans and leases	$18,592,994	$16,345,962

      Loans and leases include net deferred charges of $23.0 million at December 31, 2004 and $21.8 million at December 31, 2003. Deferred charges include deferred loan origination costs, net of deferred loan origination fees and unearned discounts.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Loans and Leases — (Continued)
Nonperforming Loans
      The following table sets forth the information regarding nonperforming loans and accruing loans 90 days or more overdue at the dates indicated:

	December 31,

	2004	2003

Nonaccrual loans
Residential real estate mortgages	$7,846	$7,157
Commercial real estate loans	29,948	19,700
Commercial business loans and leases	32,421	24,412
Consumer loans and leases	7,344	8,493

Total nonperforming loans	$77,559	$59,762

Accruing loans which are 90 days or more overdue	$5,254	$4,915

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
      The following table sets forth information on impaired loans at the dates indicated:

	At or For the Year Ended December 31,

	2004		2003

	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

Impaired loans
Valuation allowance required	$51,620	$13,805	$28,781	$4,662
No valuation allowance required	10,749	—	15,331	—

Total impaired loans	$62,369	$13,805	$44,112	$4,662

Average balance of impaired loans during the year	$53,580		$48,917

Interest income recognized on a cash basis on impaired loans during the year	$2,501		$1,675

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Allowance for Loan and Lease Losses
      A summary of changes in the allowance for loan and lease losses follows:

	Year Ended December 31,

	2004	2003	2002

Balance at beginning of period	$232,287	$208,273	$189,837
Allowance related to business combinations	13,665	19,008	12,794
Provisions charged to income	40,340	42,301	44,314
Transfer for off-balance sheet loan commitments	(6,600)	—	—
Charge-offs	(50,687)	(49,609)	(52,002)
Recoveries	14,147	12,314	13,330

Balance at end of period	$243,152	$232,287	$208,273

      During 2004, a portion of the allowance for credit losses related to unfunded credit commitments was reclassified from the allowance for loan and lease losses to a separate liability account. The liability for unfunded credit commitments previously included in the allowance for loans and lease losses was $5.6 million and $3.3 million at December 31, 2003 and 2002, respectively.

7.	Premises and Equipment
      A summary of premises and equipment follows:

	December 31,

	2004	2003

Land	$34,143	$27,558
Buildings and leasehold improvements	299,712	268,444
Capital leases on buildings	24,275	23,475
Furniture, fixtures and equipment	316,833	274,480

	674,963	593,957
Accumulated depreciation and amortization	(371,030)	(326,922)
Accumulated amortization on capital leases	(3,813)	(2,217)

Net book value	$300,120	$264,818

      Details for internally developed software (consisting of software and dedicated hardware which is included with furniture, fixtures and equipment in the above table) is presented as follows as of the dates indicated.

	December 31,

	2004	2003

Internally developed software in use — cost	$41,129	$32,367
Internally developed software in use — amortization	(25,386)	(15,420)
Internally developed software in development	11,933	4,350

	$27,676	$21,297

      Amortization of the asset held under the capital lease is included with depreciation expense.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill and other intangibles for the years ended December 31, 2004 and 2003 were as follows:

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Balance, December 31, 2002	$660,684	$28,438	$6,036	$34,474
Recorded during the year	462,531	6,807	6,861	13,668
Adjust Warren’s estimated CDI to actual	2,244	(2,244)	—	(2,244)
Amortization expense	—	(4,574)	(4,372)	(8,946)
Massachusetts REIT adjustment	2,473	—	—	—
Other adjustment of purchase accounting estimates	(1,293)	(262)	(275)	(537)

Balance, December 31, 2003	1,126,639	28,165	8,250	36,415
Recorded during the year	245,930	21,566	1,042	22,608
Amortization expense	—	(5,988)	(2,639)	(8,627)
Reclassification	—	—	—	—
Other adjustment of purchase accounting estimates	(6,789)	(20)	—	(20)

Balance, December 31, 2004	$1,365,780	$43,723	$6,653	$50,376

Estimated Annual Amortization Expense:
2005	—	$6,350	$1,492	$7,842
2006	—	5,679	745	6,424
2007	—	5,194	745	5,939
2008	—	5,190	375	5,565
2009	—	5,190	375	5,565
Thereafter	—	16,120	484	16,604
      The components of identifiable intangible assets follow:

	December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$57,858	$14,135	$43,723
Other identifiable intangibles	14,746	8,093	6,653

Total	$72,604	$22,228	$50,376

      There was no impairment recorded in 2004 and 2003 based on the valuations at December 31, 2004 and 2003.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      The current and deferred components of income tax expense follow:

	Year Ended December 31,

	2004	2003	2002

Current
Federal	$131,542	$138,722	$128,523
State	15,057	8,865	7,636
Deferred
Federal	16,393	25,138	12,419
State	105	935	103

	$163,097	$173,660	$148,681

      The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense.

	Year Ended December 31,

	2004	2003	2002

Computed federal tax expense	$163,709	$183,547	$156,561
State income tax, net of federal benefits	9,855	6,370	5,030
Benefit of tax-exempt income	(5,046)	(3,412)	(3,494)
Low income/rehabilitation credits	(4,270)	(2,700)	(1,540)
Increase in cash surrender value of life insurance	(8,149)	(8,026)	(7,000)
Nondeductible compensation	6,931	—	—
Other, net	67	(2,119)	(876)

Recorded income tax expense	$163,097	$173,660	$148,681

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)
      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, which are included in Other Assets and Other Liabilities, respectively, at December 31, 2004 and 2003 follow:

	December 31,

	2004	2003

Deferred tax assets
Allowance for loan and lease losses	$86,505	$83,061
Compensation and employee benefits	20,268	18,597
Loans distributed from subsidiary	6,616	13,017
Book reserves not yet realized for tax purposes	405	1,304
Intangible assets	5,696	2,435
Other	2,023	1,643

Total gross deferred tax assets	121,513	120,057

Deferred tax liabilities
Pension plan	35,194	31,035
Leases	7,488	7,820
Premises and equipment	24,930	26,563
Partnership investments	12,090	8,630
Loan basis difference	11,439	12,819
Purchase accounting	21,870	12,927
Unrealized appreciation on securities and hedging	105	3,920
Other	760	1,148

Total gross deferred tax liabilities	113,876	104,862

Net deferred tax asset	$7,637	$15,195

      Banknorth has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through carryback to taxable income in prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

State Tax Assessment
      We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Currently, certain state income tax returns filed by us in recent years are under examination. In June 2004, the Vermont Department of Taxes assessed three Vermont-based banks, previously acquired by us, for taxes, interest and penalties for the years 2000 and 2001 on the basis that subsidiary investment companies established by these banks pursuant to Vermont law should be considered part of our banking subsidiary for purposes of calculating taxes due the State of Vermont. We believe that we have substantial defenses to this assessment and are in the process of appealing it in accordance with administrative procedures. Although not considered probable, there can be no assurance that Vermont will not ultimately prevail on this matter. Our estimate of the range of reasonably possible exposure above established reserves on this matter is from $0 to $2.0 million, after federal tax benefits.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Merger and Consolidation Costs
      Merger and consolidation costs include merger-related, charter consolidation, asset write-downs and branch closing expenses. The following table summarizes merger and consolidation costs for the years ended December 31, 2004, 2003 and 2002.

	Year-Ended December 31,

	2004	2003	2002

The Toronto-Dominion Bank Merger Charges
Personnel costs	$34,986	$—	$—
Other costs	3,890	—	—

	38,876	—	—

Foxborough Savings Bank Merger Charges
Personnel costs	611	—	—
Systems conversion and integration/customer communications	1,274	1	—
Other costs	348	—	—

	2,233	1	—

CCBT Financial Companies, Inc. Merger Charges
Personnel costs	1,795	—	—
Systems conversion and integration/customer communications	2,720	—	—
Other costs	1,324	—	—

	5,839	—	—

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	26
Systems conversion and integration/customer communications	1,297	—	—
Other costs	114	—	—

	1,437	—	—

Other
American Financial Holdings, Inc. merger charges	400	5,358	855
First & Ocean Bancorp merger charges	1,342	458	—
Warren Bancorp, Inc. merger charges	29	2,424	240
Bancorp Connecticut merger charges	49	363	2,746
Ipswich Bancshares merger charges	—	143	1,900
Andover Bancorp, Inc./MetroWest Bank merger charges	—	12	5,830
Banknorth Group, Inc. (Vermont) reverse reserves for auto lease residuals	(570)	(615)	(574)
Charter consolidation costs	—	—	3,601
Branch Closings	—	(40)	93

	1,250	8,103	14,691

Total Merger and Consolidation Costs	$49,635	$8,104	$14,691

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
are included in the determination of goodwill) for those employees identified to be severed at the time of closing. In 2004, personnel costs for the pending transaction with The Toronto-Dominion Bank (“TD”) included $33.2 million of long-term incentive payments pursuant to the change-in-control provision of the Executive Incentive Plan. These nonrefundable amounts were paid in anticipation of completion of this transaction, which constitutes a change in control for purposes of the Executive Incentive Plan.
      The following table presents the approximate number of employees that were severed in each of the banking acquisitions in 2004, 2003 and 2002.

Number of
Terminated
Acquisition	Employees

CCBT Financial Companies, Inc.	155
Foxborough Savings Bank	25
First & Ocean Bancorp	60
American Financial Holdings, Inc.	330
Warren Bancorp, Inc.	85
Bancorp Connecticut, Inc.	90
Ipswich Bancshares, Inc.	60
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
      Other costs include asset write-downs/facility costs relating primarily to facility closings. The costs represent lease termination costs and impairment of assets for redundant office space, closed branches and equipment to be disposed of or abandoned.
      Charter consolidation costs represent costs incurred to consolidate the charters of the Company’s eight national bank subsidiaries to a single national bank charter effective January 1, 2002.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Merger and Consolidation Costs — (Continued)
      The following table presents activity in the accrual account for merger and consolidation costs for the years ended December 31, 2004 and 2003, respectively.

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments at	Consolidation	Cash	and Other	Balance
	12/31/03	Acquisition	Costs	Payments	Adjustments	12/31/04

The Toronto-Dominion Bank Merger	$—	$623	$38,879	$(39,070)	$—	$432
BostonFed Bancorp, Inc. Merger	—	—	1,436	(1,436)	—	—
Foxborough Savings Bank Merger	—	1,196	2,232	(2,880)	(87)	461
CCBT Financial Companies, Inc. Merger	—	10,407	5,837	(13,908)	(370)	1,966
First & Ocean Bancorp Merger	250	1,715	1,342	(3,101)	—	206
American Financial Holdings, Inc. Merger	266	—	400	(400)	(266)	—
Warren Bancorp, Inc. Merger	27	—	29	(29)	(27)	—
Bancorp Connecticut, Inc. Merger	466	—	50	(516)	—	—
Andover/ MetroWest Merger	84	—	—	(6)	—	78
Other merger and consolidation costs	4	—	(570)	(2)	568	—

Total	$1,097	$13,941	$49,635	$(61,348)	$(182)	$3,143

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments at	Consolidation	Cash	and Other	Balance
	12/31/02	Acquisition	Costs	Payments	Adjustments	12/31/03

First & Ocean Bancorp Merger	$—	$585	$458	$(793)	$—	$250
American Financial Holdings, Inc. Merger	—	13,600	5,358	(17,257)	(1,435)	266
Warren Bancorp, Inc. Merger	2,052	—	2,424	(4,670)	221	27
Bancorp Connecticut, Inc. Merger	3,097	—	363	(1,196)	(1,798)	466
Ipswich Bancshares, Inc. Merger	—	—	143	(143)	—	—
Andover/ MetroWest Merger	321	—	12	(60)	(189)	84
Other Merger and Consolidation Costs	84	—	(654)	(37)	611	4

Total	$5,554	$14,185	$8,104	$(24,156)	$(2,590)	$1,097

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Short-term Borrowings
      A summary of short-term borrowings follows:

	December 31,

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

At year-end
Securities sold under agreements to repurchase — retail	$1,234,476	1.29%	$1,086,900	0.59%	$1,222,466	1.22%
Securities sold under agreements to repurchase — wholesale	—	—	814,650	0.52%	—	—
Federal funds purchased	618,000	2.22%	358,000	0.94%	53,000	1.16%
Treasury, tax and loan notes	375,347	2.16%	77,397	0.69%	1,001	0.91%
Federal Home Loan Bank Advances	1,570,000	2.25%	—	—	—	—

Total Short-term borrowings	$3,797,823		$2,336,947		$1,276,467

Average for the year
Securities sold under agreements to repurchase — retail	$1,094,309	0.99%	$1,059,077	0.90%	$955,887	1.40%
Securities sold under agreements to repurchase — wholesale	948,711	1.07%	295,618	0.60%	—	—
Federal funds purchased	609,218	1.44%	264,062	1.20%	95,568	1.71%
Treasury, tax and loan notes	143,529	1.74%	10,207	1.07%	13,036	1.61%
Federal Home Loan Bank Advances	225,985	1.92%	—	—	—	—
Maximum month-end balance
Securities sold under agreements to repurchase — retail	$1,277,965		$1,167,325		$1,200,524
Securities sold under agreements to repurchase — wholesale	1,764,729		814,650		—
Federal funds purchased	947,000		655,000		256,000
Treasury, tax and loan notes	1,196,423		89,287		94,354
Federal Home Loan Bank Advances	1,570,000		—		—
      Retail securities sold under repurchase agreements generally have maturities of 365 days or less and are collateralized by mortgage-backed securities and U.S. Government obligations.
      At December 31, 2004, Banknorth also had a $110 million unsecured line of credit. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.625%. Banknorth did not utilize the line of credit in 2004.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Long-term Debt
      A summary of long-term debt (debt with original maturities of more than one year) follows:

	December 31,

	2004	2003

Federal Home Loan Bank advances	$428,825	$1,495,821
Securities sold under agreements to repurchase — wholesale	1,100,000	1,400,000
Junior subordinated debentures issued to affiliated trusts	310,746	—
Capital trust securities	—	295,275
Subordinated long-term debt 7.625%, due 2011	200,000	200,000
Senior notes 3.75%, due 2008	149,810	149,753
Hedge-related basis adjustments on long-term debt	(4,420)	(1,896)
Other long-term debt	7,921	6,964

Total	$2,192,882	$3,545,917

      The following table presents the maturities of long-term debt outstanding at the dates indicated:

December 31, 2004			December 31, 2003

Maturity	Principal		Maturity	Principal
Dates	Amounts	Interest Rates	Dates	Amounts	Interest Rates

2005	$723,843	3.21 – 7.45%	2004	$1,879,358	0.17 – 8.09%
2006	769,726	2.77 – 6.39%	2005	625,744	1.72 – 7.45%
2007	8,079	3.45 – 8.04%	2006	291,063	2.24 – 6.39%
2008	149,585	3.75 – 6.42%	2007	9,934	2.70 – 8.04%
2009	2,515	6.97 – 6.97%	2008	151,253	3.07 – 6.42%
2010 – 2032	539,134	1.00 – 10.52%	2009 – 2032	588,565	1.00 – 10.52%

	$2,192,882			$3,545,917

      Callable borrowings of $105.0 million are shown in their respective periods assuming that the callable debt is redeemed at the initial call date while all other borrowings are shown in the periods corresponding to their scheduled maturity date.
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

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Long-term Debt — (Continued)
      The following is a summary of the junior subordinated debentures outstanding as of December 31, 2004:

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity
Name	Date	Securities	Securities	Debentures(1)	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$61,775	$3,093	$64,868	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	30,000	928	30,928	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	5.74%	7/31/2031
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032

		$300,275	$10,471	$310,746

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.
      There were issuance costs associated with the issuance of the capital trust securities. The average cost of the securities, including the amortization of the issuance costs was 8.55%, 8.64% and 8.72% for the years ended December 31, 2004, 2003 and 2002, respectively.
      At December 31, 2004, trust capital securities amounted to 14.6% of Banknorth’s Tier 1 capital. Although pursuant to FIN 46(R), the trusts which issued capital securities are no longer consolidated with Banknorth and these securities therefore are no longer considered a minority interest in consolidated subsidiary for accounting purposes, pursuant to a supervisory letter sent by the Federal Reserve Board to all bank holding companies in July 2003, Banknorth has continued to include trust preferred securities in its Tier 1 capital. On May 6, 2004, the Federal Reserve Board issued a proposed regulation which proposed to permit bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Under the proposed regulation, commencing on March 31, 2007, the aggregate amount of restricted core capital elements (which include qualifying trust preferred securities, as well as qualifying cumulative perpetual preferred stock and Class B and Class C minority interests in consolidated subsidiaries, as defined) may not exceed 25% (15% for internationally active bank holding companies) of a bank holding company’s core capital elements (which consist of qualifying common stockholders’ equity, qualifying non-cumulative preferred stock and Class A minority interest in subsidiaries, as defined), net of goodwill. This test is more restrictive than the current limit for trust preferred securities, which does not deduct goodwill prior to calculating the 25% limit or explicitly include minority interests in consolidated subsidiaries, and is likely to reduce the ability of some bank holding companies, particularly those that have completed significant purchase acquisitions, to include trust preferred securities in Tier 1 capital. In addition, the proposed rule would limit the amount of qualifying trust preferred securities and Class C minority interests in excess of the restricted core capital limit that can be included in Tier 2 capital by providing that the amount of such elements, together with subordinated debt and limited life preferred stock, that may be included in Tier 2 capital would be limited to 50% of Tier 1 capital. The proposed rule also would provide that during the last five years prior to maturity of the underlying subordinated note or debentures, trust preferred securities must be treated as limited-life preferred stock, excluding it from Tier 1 capital and amortizing it out of Tier 2 capital at the rate of 20% per year. If the proposed capital regulation were adopted as proposed, we believe that we would continue to qualify as “well capitalized” under Federal Reserve Board regulations. There can be no assurance that the proposed capital regulation will be adopted as proposed or at all.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Long-term Debt — (Continued)
      Other long-term debt includes the net obligation under a capital lease of $6.0 million as of December 31, 2004. Although the gross obligation under capital lease obligation is $21.9 million, the Bank provided funding for the construction of the leased asset. Accordingly, the loan balance of $15.9 million has been reclassified to net down the capital lease obligation.

13.	Regulatory Matters
      Banknorth, NA must maintain noninterest-bearing cash balances on reserve with the Federal Reserve Bank (“FRB”). In the years ended December 31, 2004 and 2003, the average required reserve balances were $99.4 million and $79.5 million, respectively.
      Banking regulators adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios.) Banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, including qualified perpetual preferred stock but excluding unrealized gains and losses on securities available for sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitations. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements. The regulations also define well-capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. At December 31, 2004 and 2003, Banknorth and its depository subsidiary were “well-capitalized”, as defined, and in compliance with all applicable regulatory capital requirements. There are no conditions or events since December 31, 2004 that management believes would cause a change in Banknorth’s well-capitalized status.
      The following table summarizes Banknorth’s and its depository subsidiary’s regulatory capital requirements at December 31, 2004 and December 31, 2003.

	Actual		Capital Requirements		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Banknorth Group, Inc.
Total capital (to risk weighted assets)	$2,510,570	12.13%	$1,655,428	8.00%	$855,142	4.13%
Tier 1 capital (to risk weighted assets)	2,060,335	9.96%	827,714	4.00%	1,232,621	5.96%
Tier 1 leverage capital ratio (to average assets)	2,060,335	7.58%	1,087,190	4.00%	973,145	3.58%
Banknorth NA
Total capital (to risk weighted assets)	2,387,678	11.57%	1,650,894	8.00%	736,784	3.57%
Tier 1 capital (to risk weighted assets)	1,941,151	9.41%	825,447	4.00%	1,115,704	5.41%
Tier 1 leverage capital ratio (to average assets)	1,941,151	7.16%	1,084,507	4.00%	856,644	3.16%

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Regulatory Matters — (Continued)

	Actual		Capital Requirements		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Banknorth Group, Inc.
Total capital (to risk weighted assets)	$2,088,061	11.29%	$1,479,352	8.00%	$608,709	3.29%
Tier 1 capital (to risk weighted assets)	1,656,848	8.96%	739,676	4.00%	917,172	4.96%
Tier 1 leverage capital ratio (to average assets)	1,656,848	6.65%	996,777	4.00%	660,071	2.65%
Banknorth NA
Total capital (to risk weighted assets)	1,970,705	10.67%	1,477,591	8.00%	493,114	2.67%
Tier 1 capital (to risk weighted assets)	1,539,814	8.34%	738,796	4.00%	801,018	4.34%
Tier 1 leverage capital ratio (to average assets)	1,539,814	6.18%	995,893	4.00%	543,921	2.18%

14.	Shareholders’ Equity
      In 2004 and 2003, Banknorth issued 9.4 million and 13.4 million of shares of common stock in connection with acquisitions, respectively. In February 2002, Banknorth’s Board of Directors authorized the repurchase of up to 8 million shares, or approximately 6% of the then outstanding Company common stock in addition to the 13 million share repurchase program authorized in 2001. There were no repurchases in 2004 and there were 4.5 million shares and 6.3 million shares repurchased in 2003 and 2002, respectively. At December 31, 2004, Banknorth was authorized to purchase 2.9 million shares under the 8 million share repurchase program authorized in February 2002 and no shares under the 13 million share repurchase program authorized in 2001.

Dividend Limitations
      Dividends paid by subsidiaries are the primary source of funds available to Banknorth for payment of dividends to its shareholders. Banknorth’s banking subsidiary is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by the banking subsidiary to Banknorth. At December 31, 2004, Banknorth, NA had $736.8 million available for dividends that could be paid without prior regulatory approval.

Stockholder Rights Plan
      In 1989, Banknorth’s Board of Directors adopted a Stockholder Rights Plan declaring a dividend of one preferred Stock Purchase Right for each outstanding share of Company common stock. The rights will remain attached to the Common Stock and are not exercisable except under limited circumstances relating to the acquisition of, the right to acquire beneficial ownership of, or tender offer for 15% or more of the outstanding shares of Company common stock. The rights have no voting or dividend privileges and, until they become exercisable, have no dilutive effect on the earnings of Banknorth. On July 27, 1999 the Board of Directors amended and restated the Stockholder Rights Plan to, among other things, extend the expiration date of the rights to September 25, 2009. On July 25, 2000, Banknorth again amended and

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Shareholders’ Equity — (Continued)
restated the Stockholder Rights Plan to reflect its acquisition of Banknorth (Vermont). The Stockholder Rights Plan was amended in 2004 to exclude the merger agreement between Banknorth and TD and the transactions contemplated thereby from its terms.

15.	Accumulated Other Comprehensive Income, Net
      The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income included in shareholder’s equity for the periods indicated.

	Pre-tax
	Amount	Tax Effect	Net of Tax

For the Year Ended December 31, 2004
Unrealized (loss) on securities available for sale	$(18,826)	$6,589	$(12,237)
Unrealized (loss) on cash flow hedges	(1,929)	675	(1,254)
Minimum pension liability	(1,660)	581	(1,079)
Reclassification adjustment for net losses realized in net income	9,855	(3,449)	6,406

Net change in unrealized (losses)	$(12,560)	$4,396	$(8,164)

For the Year Ended December 31, 2003
Unrealized (loss) on securities available for sale	$(126,873)	$44,405	$(82,468)
Unrealized (loss) on cash flow hedges	(6,226)	2,179	(4,047)
Minimum pension liability	(687)	241	(446)
Reclassification adjustment for net (gains) realized in net income	(33,812)	11,834	(21,978)

Net change in unrealized (losses)	$(167,598)	$58,659	$(108,939)

For the Year Ended December 31, 2002
Unrealized gain on securities available for sale	$126,028	$(44,038)	$81,990
Unrealized (loss) on cash flow hedges	(9,590)	3,355	(6,235)
Minimum pension liability	(1,270)	445	(825)
Reclassification adjustment for net (gains) realized in net income	(850)	298	(552)

Net change in unrealized gains	$114,318	$(39,940)	$74,378

16.	Derivative Instruments
      In the ordinary course of business, Banknorth enters into derivative transactions to manage its interest rate and prepayment risk and to accommodate the business of its customers. Banknorth uses various types of interest rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates. Banknorth also uses these contracts to protect against changes in the cash flows of its variable-rate assets and liabilities, and anticipated transactions. In 2004 and 2003, nothing was excluded from the assessment of fair value and cash flow hedge effectiveness. Banknorth did not recognize any amounts in the consolidated statements of income related to ineffectiveness of fair value or cash flow hedges in 2004 and 2003. At December 31, 2004 and 2003, there were no hedging positions where it was probable that forecasted transactions would not occur within the originally designated time period.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Derivative Instruments — (Continued)
      For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included consistently in the consolidated statements of income with the respective hedged item and in the same period the hedge item affects earnings. During the next 12 months, net losses on derivative instruments included in accumulated other comprehensive income of approximately $58 thousand (after-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income on the respective hedge items.

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

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.     Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)
      Financial instruments with off-balance sheet risk at December 31, 2004 and 2003:

	Contract or Notional Amount
	at December 31,

	2004	2003

Financial instruments with notional or contract amounts which represent credit risk:
Commitments to originate loans, unused lines, standby letters of credit and unadvanced portions of construction loans	$7,269,302	$6,245,086
Commitments to invest in real estate limited partnerships	22,729	24,971
Commitments to invest in small business investments limited partnerships	17,137	17,663
Loans serviced with recourse	223,333	5,569
Financial instruments with notional or contract amounts which exceed the amount of credit risk:
Commercial loan swap program:
Interest rate swaps with commercial borrowers	690,856	325,023
Interest rate swaps with dealers	690,856	325,023
Interest rate swaps on borrowings	566,500	566,500
Forward commitments to sell loans	83,016	61,000
Foreign currency rate contracts:
Forward contracts with customers	33,575	23,438
Forward contracts with dealers	33,747	23,438
Foreign exchange options to purchase	35,713	—
Foreign exchange options to sell	35,713	—
Rate-locked loan commitments	35,961	30,779
      Commitments to originate loans, unused lines of credit and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Banknorth evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Banknorth upon extension of credit, is based on a credit evaluation of the borrower. Loan origination and commitment fees are generally deferred and amortized as an adjustment of the related loan’s yield in interest income.
      Standby letters of credit are conditional commitments issued by Banknorth to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Fees received for the standby letters of credit are included in other noninterest income.
      At December 31, 2004, Banknorth had $61.3 million of investments in tax advantaged limited partnerships primarily involved in approved low income housing investment tax credit projects in Banknorth’s market area and commitments to invest up to an additional $22.7 million in such partnerships. At December 31, 2004, Banknorth had $30.2 million invested in small business limited partnerships which primarily provide seed money to businesses in Banknorth’s market area and commitments to invest up to

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.     Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)
an additional $17.1 million in such partnerships. Investments in both of the foregoing categories of assets are included under other assets. Income or losses related to the limited partnerships are included in other noninterest income.
      Loans serviced with recourse represent potential obligations under certain loan servicing agreements. In the event of foreclosure on a serviced loan, Banknorth is obligated to repay the investor to the extent of the investor’s remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while Banknorth cannot project future losses, the fair value of this recourse obligation is deemed to be likewise insignificant.
      Commercial loan swaps enable customers to synthetically convert variable interest rate loans to fixed rate loans. These pay variable, receive fixed interest rate swaps on our books are offset by entering into simultaneous pay fixed, receive variable rate swaps with a third party broker/ dealer. Both of these swap products are marked to market and carried on our balance sheet as assets and liabilities at fair value. Changes in the fair value of the commercial interest rate swaps (which largely offset) are included in net interest income.
      Interest rate swap agreements on borrowings synthetically convert fixed-rate debt to variable-rate debt tied to 1-month or 3-month LIBOR. These swaps are accounted for as fair value hedges. Changes in the fair value of these swap agreements are included in net interest income.
      Forward commitments to sell residential mortgage loans are contracts which Banknorth enters into for the purpose of reducing the market risk associated with originating loans for sale. Risks may arise from the possible inability of Banknorth to originate loans to fulfill the contracts, in which case Banknorth would normally purchase loans from correspondent banks or in the open market to deliver against the contract. Gains and losses related to commitments to originate rate-locked loans are included in earnings with mortgage banking income.
      Foreign currency forward contracts are contracts that Banknorth enters into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, Banknorth generally sets aside a percentage of their available line of credit until the foreign currency contract is settled. Generally, Banknorth enters into forward foreign contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting Banknorth’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. The foreign exchange contracts outstanding at December 31, 2004 all mature within two years. The foreign currency forward contracts are carried on our balance sheet at fair value. The changes in the fair value of the foreign currency contracts and the associated fees are included in other noninterest income.

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

Operating Lease Obligations
      Banknorth leases certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $22.2 million, $20.3 million and $20.9 million for the years ended 2004, 2003 and 2002, respectively.
      The following table sets forth the approximate future minimum lease payments over the remaining terms of the non-cancelable leases as of December 31, 2004.

2005	$24,396
2006	21,361
2007	17,170
2008	14,192
2009	12,510
2010 and after	34,233

$123,862

18.	Other Noninterest Income
      The following table presents other noninterest income during the periods indicated.

	Year Ended December 31,

	2004	2003	2002

Loan fee income	$26,453	$24,831	$21,893
Covered call premiums	18,024	27,756	7,279
Mortgage banking services income	6,562	10,212	8,539
Venture capital write-downs	(2,880)	(592)	(2,753)
Miscellaneous income	6,657	7,099	4,020

Total	$54,816	$69,306	$38,978

      The following table presents the significant components of mortgage banking income during the periods indicated.

	Year Ended December 31,

	2004	2003	2002

Residential mortgage sales/fee income
Gains on sales and fee income	$5,358	$9,577	$11,371
Net effect of derivatives	10	107	33

	5,368	9,684	11,404
Residential mortgage servicing income	1,194	725	(15)
Impairment charge on mortgage servicing rights	—	(197)	(2,850)

	$6,562	$10,212	$8,539

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stock-Based Compensation Plans

Stock Option Plans
      As part of its employee and director compensation programs, Banknorth may grant certain stock awards under the provisions of the existing stock option and compensation plans. Banknorth has stock options outstanding under various plans at December 31, 2004, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock generally at the stock’s fair market value at the date of grant. In addition, the plans provide for grants of shares of common stock that are subject to forfeiture if certain vesting requirements are not met, among other stock-based awards.
      Banknorth and its shareholders have adopted various stock option plans for key employees. These plans include a stock option plan adopted in 2003 (the “2003 Equity Incentive Plan”) and in 1996 (the “1996 Equity Incentive Plan”). The 2003 Equity Incentive Plan authorizes grants of options and other stock awards covering up to 8,100,000 shares of Banknorth common stock. The 1996 Equity Incentive Plan, as amended, authorizes grants of options and other stock awards covering up to 13,000,000 shares of Banknorth common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of the grant and expire 10 years from the date of the grant. At December 31, 2004, there were 4,202,895 additional shares available for grant under the 2003 Equity Incentive Plan and 2,225,622 additional shares available for grant under the 1996 Equity Incentive Plan.
      Banknorth and its shareholders also have adopted a stock option plan for non-employee directors. The maximum number of shares of Banknorth common stock which may be issued under this plan, as amended, is 1,060,000 shares, of which 411,750 shares had been issued upon exercise of the stock options granted pursuant to this plan through December 31, 2004. Options to purchase 109,500 shares were granted in 2004 at an exercise price of $31.57 per share, options to purchase 112,500 shares were granted in 2003 at an exercise price of $23.37 per share and options to purchase 113,500 shares were granted in 2002 at $26.34 per share. At December 31, 2004, there were 243,000 shares available for future grants under this plan.
      The per share weighted-average fair value of all stock options granted by Banknorth during 2004, 2003 and 2002 was $8.47, $7.15 and $7.09 on the date of the grants using the Black Scholes option-pricing model with the following weighted average assumptions:

	2004		2003		2002

Expected dividend yield	2.39%		2.65%		2.36%
Risk-free interest rate	3.52		3.31		3.82
Expected life	5.00	years	5.00	years	5.00	years
Volatility	32.22%		32.22%		36.26%
      Award authority under stock incentive plans of acquired companies is generally terminated at the merger closing dates. In stock acquisitions, option holders under such plans generally receive options to buy Banknorth common stock based on the conversion terms of the applicable merger agreement. The terms of such options are governed by the stock incentive plan of the acquired company under which they were issued.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stock-Based Compensation Plans — (Continued)
      Activity for all stock option plans during the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	16,379,053	$21.23	12,488,419	$19.23	9,655,231	$16.90
Granted	119,075	31.63	4,185,340	27.84	3,898,047	23.45
Granted in purchase acquisition	329,403	21.24	2,402,938	13.92	714,798	12.51
Exercised	(7,483,628)	19.26	(2,441,520)	15.11	(1,684,671)	12.58
Cancelled and forfeited	(263,447)	25.84	(256,124)	23.45	(94,986)	20.71

Outstanding at end of year	9,080,456	$22.87	16,379,053	$21.23	12,488,419	$19.23

Options exercisable at year end	5,237,604	$20.29	8,947,350	$17.64	6,729,062	$16.46

      The range of per share exercise prices for outstanding and exercisable stock options at December 31, 2004 was as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Outstanding	Weighted Average
Exercise Prices	at 12/31/2004	Contractual Life	Exercise Price	at 12/31/2004	Exercise Price

up to $12.99	195,858	1.8 years	$9.89	195,858	$9.89
$13.00 – $16.24	1,066,532	5.1	13.69	1,066,532	13.69
$16.25 – $19.49	754,488	4.6	17.27	754,488	17.27
$19.50 – $22.74	1,294,929	6.2	20.86	1,144,929	20.93
$22.75 – $25.98	2,417,297	7.7	23.40	1,218,260	23.38
$25.99 – $29.23	3,256,352	8.7	28.11	772,877	27.94
$29.24 – $32.48	95,000	9.3	31.65	84,660	31.58

	9,080,456	7.2	22.87	5,237,604	20.29

401(k) Plan
      Banknorth and its subsidiaries have 401(k) Plans covering substantially all permanent employees. Banknorth matches employee contributions based on a predetermined formula and may make additional discretionary contributions. The total expense for these plans in 2004, 2003 and 2002 was $9.6 million, $9.2 million and $7.5 million, respectively.

Employee Stock Purchase Plan
      Banknorth and its shareholders have adopted an Employee Stock Purchase Plan that is available to employees with one year of service. Under the plan, shares of Banknorth common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last business day of each six-month period, subject to limitations set forth in the plan. Employees have the right to authorize

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.                        Stock-Based Compensation Plans — (Continued)
payroll deductions up to 10% of their salary. During 2004, 2003 and 2002, employees purchased 171,764 shares, 201,307 shares and 180,955 shares at average prices of $27.28, $20.67 and $19.24 per share, respectively. The maximum number of shares which may be issued under the Employee Stock Purchase Plan, as amended, is 2,852,000 shares. At December 31, 2004, 1,800,075 shares had been issued under this plan and 1,051,925 shares remain to be issued. The proforma expense included in the SFAS No. 123 calculation disclosed in Note 1 to the Consolidated Financial Statements approximated $1.2 million, $1.6 million and $933 thousand for 2004, 2003 and 2002, respectively.

Restricted Stock Plan
      Banknorth and its shareholders have adopted a Restricted Stock Plan under which up to $10,000 of the annual fee payable to each non-employee Director of Banknorth and participating subsidiaries is payable solely in shares of Company common stock. Shares issued under this plan totaled 3,991, 8,869 and 5,599 in 2004, 2003 and 2002, respectively.

Incentive Plans
      Banknorth and its shareholders have adopted an Incentive Plan covering all full and part-time employees, other than executive officers. Incentives are earned based on Banknorth’s, department or individual performance as measured against targets set in connection with the annual budget. Each employee’s incentive potential is a fixed percentage of their base pay and, for a significant number of employees, can be modified up or down based on actual performance versus target.
      Banknorth and its shareholders have also adopted an Executive Incentive Plan under which Banknorth may pay cash awards to officers and other employees. Incentives payments may be short-term or long-term in nature and based on corporate performance as measured against performance targets which are established in connection with the preparation of the annual budget. As noted in Note 10, in December 2004 Banknorth paid $33.2 million of incentive awards pursuant to the change-in-control provision of the Executive Incentive Plan in anticipation of completion of the pending transaction between Banknorth and TD, which constitutes a change-in-control as defined in this plan.

20.	Retirement and Other Benefit Plans

Pension Plans
      Banknorth has a noncontributory defined benefit retirement plan covering most permanent, full-time employees. Employees are fully vested after five years of service. Benefits are based on career average earnings and length of service. Banknorth has historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Banknorth contributed $17.1 million to the plan in 2004 and estimates that the 2005 contribution will be approximately $20 million.
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

Post-Retirement Benefits Other Than Pensions
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
      The following tables set forth the funded status and amounts recognized in Banknorth’s Consolidated Balance Sheets at December 31, 2004 and 2003 for the pension plans (defined benefit and supplemental executive retirement plans) and other post-retirement benefit plans:

					Other Postretirement
	Qualified Pension		Nonqualified Pension		Benefits

	2004	2003	2004	2003	2004	2003

Change in Benefit Obligation
Benefit obligation at beginning of year	$204,409	$147,666	$26,264	$21,288	$18,329	$15,813
Service cost	12,326	9,251	576	311	195	123
Interest cost	12,639	12,168	1,736	1,580	1,463	1,155
Assumption changes	17,825	14,916	(70)	(2,406)	2,307	517
Plan amendment	—	—	957	—	—	—
Actuarial loss	1,867	7,408	3,369	4,111	(800)	653
Acquisitions	91	21,698	(1,343)	2,289	5,570	1,566
Benefits paid	(9,212)	(8,268)	(1,408)	(909)	(1,431)	(1,498)
Expenses paid	(621)	(430)	—	—	—	—

Benefit obligation at end of year	$239,324	$204,409	$30,081	$26,264	$25,633	$18,329

Change in plan assets
Fair value of plan assets at beginning of year	$237,536	$154,902	$—	$—	$—	$—
Actual return (loss) on plan assets	19,128	25,929	—	—	—	—
Employer contribution	17,100	47,442	1,408	909	1,431	1,498
Benefits paid	(9,212)	(8,268)	(1,408)	(909)	(1,431)	(1,498)
Expenses paid	(621)	(430)	—	—	—	—
Acquisitions	—	17,961	—	—	—	—

Fair value of plan assets at end of year	$263,931	$237,536	$—	$—	$—	$—

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Retirement and Other Benefit Plans — (Continued)

					Other Postretirement
	Qualified Pension		Nonqualified Pension		Benefits

	2004	2003	2004	2003	2004	2003

Funded (unfunded) status	$24,607	$33,127	$(30,081)	$(26,264)	$(25,633)	$(18,329)
Unrecognized net actuarial (gain) loss	71,778	54,896	7,774	5,462	7,783	6,620
Unrecognized prior service cost	43	50	2,327	1,607	937	1,076
Unrecognized net transition obligation	(498)	(756)	110	121	3,292	3,685

Prepaid (accrued) benefit cost	$95,930	$87,317	$(19,870)	$(19,074)	$(13,621)	$(6,948)

Amounts recognized in the statement of financial position consist of:
Prepaid (accrued) benefit cost	$95,930	$87,317	$(19,870)	$(19,074)	$(13,621)	$(6,948)
Accrued benefit liability	—	—	25,925	22,758	—	—
Intangible asset	—	—	(2,437)	(1,728)	—	—
Accumulated other comprehensive income	—	—	(3,618)	(1,956)	—	—

Net amount recognized	$95,930	$87,317	$—	$—	$(13,621)	$(6,948)

Accumulated benefit obligation	$223,488	$193,835	$25,925	$22,760

	Year Ended December 31,

	2004	2003	2002

Components of net periodic benefit cost
Qualified Pension
Service cost	$12,326	$9,251	$6,810
Interest cost	12,639	12,168	9,223
Expected (gain) on plan assets	(19,821)	(14,343)	(12,373)
Recognized actuarial loss	3,503	3,865	—
Net amortization and deferral	(251)	(251)	(251)
Other	91	—	—

Net periodic benefit cost	$8,487	$10,690	$3,409

Nonqualified Pension
Service cost	$576	$311	$208
Interest cost	1,736	1,580	1,322
Expected return on plan assets	—	—	—
Recognized actuarial loss	413	124	70
Net amortization and deferral	248	183	258

Net periodic benefit cost	$2,973	$2,198	$1,858

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Retirement and Other Benefit Plans — (Continued)

	Year Ended December 31,

	2004	2003	2002

Other Postretirement Benefits
Service cost	$195	$123	$99
Interest cost	1,463	1,155	1,001
Expected return on plan assets	—	—	—
Recognized actuarial loss	344	310	132
Net amortization and deferral	532	532	532

Net periodic benefit cost	$2,534	$2,120	$1,764

Weighted-average assumptions used to determine benefit obligations as of December 31

	2004	2003

Discount rate	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%
Medical inflation rate	8.00%	9.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	2004	2003

Discount rate	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%
Medical inflation rate	9.00%	10.00%

	2004	2003

Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	7.00%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2007	2007
Effect of one-percentage change in assumed health care cost trend rates in 2004

	1% Increase	1% Decrease

Effect on total service and interest cost components	$123,065	$(105,563)
Effect on postretirement benefit obligation	1,948,614	(1,672,485)

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Retirement and Other Benefit Plans — (Continued)
Estimated Future Benefit Payments
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other
	Qualified	Nonqualified	Postretirement
	Pension	Pension	Benefits

2005	$8,518,186	$2,191,582	$2,126,158
2006	8,681,680	2,273,333	2,106,161
2007	9,267,800	2,641,818	2,033,685
2008	10,019,916	2,716,953	1,946,149
2009	10,748,152	6,058,615	1,879,914
2010 - 2014	71,262,751	11,687,393	9,212,736

	$118,498,485	$27,569,694	$19,304,803

      Assumptions for long-term expected return on pension plan assets in the Banknorth qualified retirement plan are periodically reviewed. As part of the review, Banknorth’s independent consulting actuaries performed a stochastic analysis of expected returns based on the plan’s asset allocation as of both January 1, 2003 and January 1, 2004 to develop expected rates of return. This forecast reflects the actuarial firm’s expected long-term rates of return for each significant asset class or economic indicator, for example, 9.6% for US large cap stocks, 6.1% for US long-term corporate bonds, and 2.7% inflation as of January 1, 2004. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
      The following table presents the plan assets as of December 31, 2004 and 2003 and respective target allocations.

	December 31,

	2004	2003

	Actual	Actual	Target
	Percentage	Percentage	Allocation
Asset category	of Fair Value	of Fair Value	Percentage

Cash	1%	20%	0 - 25%
Equities	59%	53%	40 - 75%
Fixed Income	40%	27%	25 - 60%

	100%	100%

      Equity securities at December 31, 2004 and 2003 do not include any Banknorth common stock.
      Banknorth’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due (a) to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk, (b) to meet statutory requirements and regulatory agencies’ requirements (c) and to satisfy applicable accounting standards. Banknorth periodically evaluates the asset allocations, funded status, investment manager structure, rate of return assumption and contribution strategy for satisfaction of our investment objectives. The Retirement Committee meets quarterly to review the performance management reports prepared by our investment managers.

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
      Commitments and letters of credit not included in the table have contractual values of $7.3 billion and $6.2 billion at December 31, 2004 and 2003, respectively. These instruments generate ongoing fees at Banknorth’s current pricing levels. Of the commitments at December 31, 2004, 36% mature within one year. At December 31, 2004, the approximate fair value of standby letters of credit was $377 thousand, of which $184 thousand was unamortized and included in other liabilities on the balance sheet. At December 31, 2003, the approximate fair value of the standby letters of credit was $696 thousand.
      Mortgage Servicing Rights. The fair value of Banknorth’s mortgage servicing rights was based on a third party valuation analysis (performed as of November 30, 2004) which considered the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions at that date.
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
     Off-balance sheet financial instruments:
      Forward commitments to sell loans held for sale. The fair value of Banknorth’s forward commitments to sell loans reflects the amount Banknorth would receive or pay to terminate the commitment at the reporting date. Of the $83.0 million of forward sales commitments at December 31, 2004, Banknorth had $51.7 million in loans available to sell at that date as well as sufficient loan originations subsequent to December 31, 2004 to fulfill the commitments. Consequently, Banknorth expects to meet all of its forward sales commitments.
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
      Loans sold or serviced with recourse. Under certain of Banknorth’s loan servicing or sales arrangements, Banknorth has $223.3 million of recourse obligations. In the event of foreclosure on a sold or serviced loan, Banknorth is obligated to repay the buyer or investor to the extent of the remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while Banknorth cannot project future losses, the fair value of this recourse obligation also is deemed to be insignificant.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Fair Value of Financial Instruments — (Continued)
      A summary of the carrying values and estimated fair values of Banknorth’s significant financial instruments at December 31, 2004 and 2003 follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$544,306	$544,306	$674,331	$674,331
Securities — available for sale	6,905,765	6,905,765	7,122,992	7,122,992
Securities — held to maturity	87,013	87,507	124,240	124,344
Loans held for sale	51,693	52,936	41,696	42,801
Loans and leases, net	18,349,842	18,510,642	16,113,675	16,153,360
Mortgage servicing rights	5,155	5,888	2,783	3,115
Liabilities:
Fed funds purchased	618,000	618,000	358,000	358,000
Deposits (with no stated maturity)	14,742,635	14,742,635	13,168,081	13,168,081
Time deposits	4,484,946	4,474,769	4,733,104	4,763,865
Borrowings	5,372,705	5,438,189	5,524,864	5,674,074
Financial instruments with off-balance sheet notional amounts:
Forward commitments to sell loans	(149)	(149)	(425)	(425)
Rate-lock commitments to originate loans held for sale	147	147	188	188
Commercial loan interest rate swaps with borrower	17,836	17,836	7,357	7,357
Commercial loan interest rate swaps with broker	(17,836)	(17,836)	(7,357)	(7,357)
Interest rate contracts on borrowings	(4,420)	(4,420)	(1,896)	(1,896)
Foreign currency forward contracts with customers	3,307	3,307	3,132	3,132
Foreign currency forward contracts with dealers	(3,056)	(3,056)	(3,132)	(3,132)
Foreign exchange options to purchase	1,727	1,727	—	—
Foreign exchange options to sell	(1,727)	(1,727)	—	—

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Financial Information — Parent Company Only
Condensed Financial Statements of Banknorth

	December 31,

	2004	2003

Balance Sheets
Assets:
Cash and due from banks	$55,674	$27,492
Interest bearing deposits with subsidiaries	193,942	225,492
Securities available for sale	54,387	45,216
Investment in subsidiaries	3,361,786	2,710,080
Goodwill and other intangibles	618	618
Amounts receivable from subsidiaries	10,917	—
Other assets	25,295	16,679

Total assets	$3,702,619	$3,025,577

Liabilities and shareholders’ equity
Amounts payable to subsidiaries	$—	$978
Senior notes, net of hedge	148,330	149,991
Subordinated debentures supporting mandatory redeemable trust securities	349,854	344,403
Other liabilities	28,321	9,686
Shareholders’ equity	3,176,114	2,520,519

Total liabilities and shareholders’ equity	$3,702,619	$3,025,577

	Year Ended December 31,

	2004	2003	2002

Operating income:
Dividends from subsidiaries	$—	$193,950	$112,331
Net gains (losses) on sales of securities	(6)	53	648
Other operating income	6,680	6,226	6,456

Total operating income	6,674	200,229	119,435

Operating expenses:
Interest on borrowings	32,716	31,266	26,994
Merger and consolidation costs	5,447	—	—
Write-off of branch automation project	—	—	6,170
Other operating expenses	5,104	3,944	3,603

Total operating expenses	43,267	35,210	36,767

Income before income taxes and equity in undistributed net income of subsidiaries	(36,593)	165,019	82,668
Income tax benefit	(12,811)	(10,126)	(9,736)

Income before equity in undistributed net income of subsidiaries	(23,782)	175,145	92,404
Equity in undistributed net income of subsidiaries	328,425	175,614	206,234

Net income	$304,643	$350,759	$298,638

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Financial Information — Parent Company Only — (Continued)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$304,643	$350,759	$298,638
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Undistributed net income from subsidiaries	(328,425)	(175,614)	(206,234)
Write-off of branch automation project	—	—	6,170
(Increase) decrease in amounts receivable from subsidiaries	(10,917)	83	23,618
Decrease (increase) in other assets	(8,380)	5,266	(3,969)
Increase (decrease) in amounts payable to subsidiaries	(978)	978	(1,029)
Increase (decrease) in other liabilities	19,164	(10,920)	4,813

Net cash provided by operating activities	(24,893)	170,552	122,007

Cash flows from investing activities:
Net decrease (increase) in interest bearing deposits with subsidiaries	31,550	(110,040)	(97,097)
Purchase of available for sale securities	—	(3,171)	(3,037)
Sales of available for sale securities	28	840	—
Capital contribution to subsidiaries	—	(70,000)	—
Cash acquired in acquisition	1,518	36,022	6,110
Proceeds from sale of investment to subsidiary	6,150	—	—

Net cash (used in) provided by investing activities	39,246	(146,349)	(94,024)

Cash flows from financing activities:
Proceeds from line of credit	—	—	25,000
Payment of line of credit	—	—	(25,000)
Proceeds from sale of trust preferred securities	—	—	193,150
Proceeds from sale of senior notes	—	148,693	—
Payment of notes payable	—	—	(1,068)
Dividends paid to shareholders	(135,132)	(111,889)	(85,894)
Treasury stock acquired	—	(105,071)	(154,054)
Proceeds from stock issued in connection with employee benefit plans	148,961	48,677	30,406

Net cash (used in) financing activities	13,829	(19,590)	(17,460)

Net increase in cash due from banks	28,182	4,613	10,523
Cash and due from banks at beginning of year	27,492	22,879	12,356

Cash and due from banks at end of year	$55,674	$27,492	$22,879

Supplemental disclosure information:
Interest paid on borrowings	$32,666	$30,329	$22,867

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Financial Information — Parent Company Only — (Continued)
      The parent-only Statements of Changes in Shareholders’ Equity are substantially similar to the Consolidated Statement of Changes in Shareholders’ Equity and therefore are not presented here.
      Banknorth also holds an investment in a subsidiary, Northgroup Captive Insurance, Inc., which insures approximately $140,000 of the $1 million retention on the existing directors’ and officers’ liability policy of Banknorth.

23.	Subsequent Events (unaudited)
      On January 21, 2005, Banknorth completed the acquisition of BostonFed Bancorp, Inc. (“BostonFed”), the parent company of Boston Federal Savings Bank. BostonFed had $1.5 billion of assets and $100.0 million of shareholders’ equity at the acquisition date. Under terms of the acquisition agreement, each outstanding share of BostonFed was converted into the right to receive 1.241 shares of Banknorth common stock or, at the election of the holder of BostonFed common stock, 1.055 shares of Banknorth common stock and $6.12 in cash, plus, in each case, cash in lieu of any fractional share interest. An aggregate of 6.1 million shares of Banknorth common stock will be issued and $325 thousand of cash paid by Banknorth in connection with this transaction.
      Banknorth, TD, a Canadian chartered bank, Berlin Merger Co., a Delaware corporation and a wholly-owned subsidiary of TD, and Banknorth Delaware Inc., a Delaware corporation and a wholly-owned subsidiary of Banknorth (“Banknorth Delaware”) are parties to an amended and restated agreement and plan of merger, dated as of August 25, 2004. Subject to the terms and conditions in the TD/Banknorth merger agreement, Banknorth will merge with and into Banknorth Delaware, and immediately thereafter Berlin Merger Co. will merge with and into Banknorth Delaware. Upon completion of the transaction, each Banknorth shareholder will be entitled to receive, in exchange for the shares of Banknorth common stock owned by such shareholder, a package of consideration consisting of (a) a number of TD common shares equal to 0.2351, (b) an amount in cash equal to $12.24 and (c) a number of shares of Banknorth Delaware common stock equal to 0.49, in each case multiplied by the number of shares of Banknorth common stock owned by such shareholder, plus cash in lieu of any fractional share interests. Upon completion of the transaction, TD will hold 51% of the outstanding common stock of Banknorth Delaware, which will change its name to TD Banknorth Inc. The transaction is subject to all required regulatory approvals, approval of the shareholders of Banknorth and other customary conditions. Banknorth shareholders approved the merger agreement and related proposals at a special meeting of Banknorth shareholders held on February 18, 2005. The transaction is expected to close on or about March 1, 2005.
      In January 2005, Banknorth replaced an existing line of credit agreement with a similar line of credit with TD for $110 million at prevailing market terms and conditions.
      In February 2005, Banknorth authorized a balance sheet restructuring under which it sold or intends to sell approximately $3.0 billion of interest-earning assets and will use the net proceeds to pay down approximately $3.0 billion of borrowings. The loss on this balance sheet restructuring will total approximately $38 million after-tax, or $0.21 per diluted share. The yield on assets sold was 4.03% and the weighted average rate on borrowings that were paid off was approximately LIBOR plus 23 basis points. As a result of these actions, the sensitivity of our balance sheet to future increases in interest rates has been reduced because the assets sold or to be sold are primarily fixed-rate and have a duration of approximately 3.8 years and the borrowings to be paid down have floating rates and are short-term.

BANKNORTH GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Selected Quarterly Data (unaudited)

		2004				2003

		Fourth	Third	Second	First	Fourth	Third	Second	First
		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Condensed Income Statement
Interest income		$329,846	$325,361	$309,146	$292,652	$290,414	$290,750	$302,478	$309,327
Interest expense		83,783	85,701	79,096	75,043	77,126	80,918	90,904	103,190

Net interest income	(A)	246,063	239,660	230,050	217,609	213,288	209,832	211,574	206,137
Provision for loan and lease losses		10,670	10,670	9,500	9,500	10,400	10,500	10,500	10,901

Net interest income after provision for loan and lease losses		235,393	228,990	220,550	208,109	202,888	199,332	201,074	195,236
Noninterest income(1)	(B)	70,591	91,513	89,476	88,217	84,435	88,656	115,828	78,238
Noninterest expense, excluding merger and consolidation costs(2)	(C)	229,073	168,595	159,691	158,105	154,360	150,839	182,509	145,458
Merger and consolidation costs	(D)	38,286	5,603	4,135	1,614	1,316	808	1,530	4,450

Income before income taxes		38,625	146,305	146,200	136,607	131,647	136,341	132,863	123,566
Income tax expense		17,927	48,534	50,353	46,280	40,085	46,063	45,338	42,173

Net income(1)(2)		$20,698	$97,771	$95,847	$90,327	$91,562	$90,278	$87,525	$81,393

Weighted average shares outstanding:
Basic		177,071	173,271	169,637	162,965	162,149	161,517	162,312	157,667
Diluted		179,953	176,756	173,109	166,657	165,685	164,446	164,559	159,328
Basic earnings per share:		$0.12	$0.56	$0.57	$0.55	$0.56	$0.56	$0.54	$0.52
Diluted earnings per share:		$0.12	$0.55	$0.55	$0.54	$0.55	$0.55	$0.53	$0.51
Financial Ratios
Return on average assets(1)(2)(3)		0.29%	1.33%	1.36%	1.37%	1.39%	1.39%	1.38%	1.32%
Return on average equity(1)(2)(3)		2.66%	13.24%	13.54%	14.13%	14.72%	14.85%	14.24%	14.26%
Net interest margin (fully-taxable equivalent)(3)		3.87%	3.68%	3.66%	3.68%	3.65%	3.63%	3.71%	3.66%
Noninterest income as a percent of total income(4)		22.29%	27.63%	28.00%	28.85%	28.36%	29.70%	35.38%	27.51%
Efficiency ratio(1)(2)(5)		84.43%	52.60%	51.27%	52.23%	52.29%	50.81%	56.21%	52.71%

(1)	Noninterest income included net securities gains (losses) of ($17.8) million and $29.2 million in the fourth quarter of 2004 and second quarter of 2003, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(2)	Noninterest expense included prepayment penalties on borrowings of $61.5 million and $28.5 million in the fourth quarter of 2004 and the second quarter of 2003, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income and noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expenses as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Banknorth Group, Inc.:
      We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries (“Banknorth”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Banknorth’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Banknorth’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
February 25, 2004

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Banknorth Group, Inc.:
      We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Banknorth Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Banknorth’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Banknorth’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Banknorth maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Banknorth maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Banknorth Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’

equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
February 25, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.
      Management Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by its independent registered public accounting firm, as stated in its report included in Item 8.
      Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III.

Item 10.	Directors and Executive Officers of the Registrant
      Incorporated by reference to “Election of Directors”, “Governance of Banknorth — Committees of the Board of Directors”, “Governance of Banknorth — Code of Conduct and Ethics” and “Executive Officers who are not Directors” in our definitive proxy statement for 2005 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission on or before April 30, 2005.
      Incorporated by reference to “Beneficial Ownership of Capital Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
      Incorporated by reference to “Governance of Banknorth — Code of Conduct and Ethics” in the Proxy Statement.

Item 11.	Executive Compensation
      Incorporated by reference to “Compensation of Executive Officers and Transactions with Management” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Security Ownership of Certain Beneficial Owners and Management. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Capital Stock by Certain Beneficial Owners and Management” in the Proxy Statement.
      Equity Compensation Plan Information. Equity compensation plan information is incorporated by reference to “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference to “Compensation of Executive Officers and Transactions with Management — Indebtedness of Directors and Management and Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      Incorporated by reference to “Relationship with Independent Public Accountants” in the Proxy Statement.
      PART IV.

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated balance sheets at December 31, 2004 and 2003

Consolidated statements of income for each of the years in the three-year period ended December 31, 2004

Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2004

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2004
      Notes to Consolidated Financial Statements
      Report of Independent Registered Public Accounting Firm
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

Exhibit No.		Exhibit	Location

3	(a)(1)	Amended and Restated Articles of Incorporation of Banknorth	(1)
3	(a)(2)	Amendments to the Articles of Incorporation of Banknorth	(2)
3	(b)	Bylaws of Banknorth	(3)
4	(a)	Specimen Common Stock certificate	(4)
4	(b)	Stockholder Rights Agreement, dated as of September 12, 1989 and amended and restated as of July 27, 1999 and as of July 25, 2000, between Banknorth and American Stock Transfer & Trust Company, as Rights Agent	(5)
4	(c)	Instruments defining the rights of security holders, including indentures	(6)

Exhibit No.		Exhibit	Location

10	(a)	Employment Agreement, dated as of August 25, 2004, by and among Banknorth, Banknorth Delaware, TD and William J. Ryan	(7)
10	(b)	Employment Agreement, dated as of August 25, 2004, by and among Banknorth, Banknorth Delaware, TD and Peter J. Verrill	(7)
10	(c)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and David J. Ott	(7)
10	(d)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and Andrew W. Greene	(7)
10	(e)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and Wendy Suechrstedt	(7)
10	(f)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and Stephen J. Boyle	(7)
10	(g)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and John W. Fridlington	(7)
10	(h)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and Carol L. Mitchell	(7)
10	(i)	Retention Agreement, dated as of September 30, 2004, between Banknorth and Edward P. Schreiber
10	(j)(1)	Amended and Restated Supplemental Retirement Agreement between Banknorth and William J. Ryan	(8)
10	(j)(2)	First Amendment to Amended and Restated Supplemental Retirement Agreement between Banknorth and William J. Ryan
10	(k)(1)	Amended and Restated Supplemental Retirement Agreement between Banknorth and Peter J. Verrill	(8)
10	(k)(2)	First Amendment to Amended and Restated Supplemental Retirement Agreement between Banknorth and Peter J. Verrill
10	(l)(1)	Supplemental Retirement Agreement between Banknorth and John W. Fridlington	(9)
10	(l)(2)	First Amendment to Supplemental Retirement Agreement between Banknorth and John W. Fridlington	(10)
10	(l)(3)	Second Amendment to Supplemental Retirement Agreement between Banknorth and John W. Fridlington	(8)
10	(1)(4)	Third Amendment to Supplemental Retirement Agreement between Banknorth and John W. Fridlington
10	(m)(1)	Banknorth Group, Inc. Supplemental Retirement Plan (which covers each executive officer of Banknorth named in the Proxy Statement, other than Messrs. Ryan, Verrill and Fridlington)	(10)
10	(m)(2)	First Amendment to the Banknorth Group Inc. Supplemental Retirement Plan
10	(n)(1)	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Key Employees, effective January 1, 2003	(10)
10	(n)(2)	First Amendment to the Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Key Employees
10	(o)	1986 Stock Option and Stock Appreciation Rights Plan, as amended	(11)
10	(p)	Amended and Restated Employee Stock Purchase Plan	(12)
10	(q)	Amended and Restated Restricted Stock Plan for Non-Employee Directors	(13)
10	(r)	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors	(8)

Exhibit No.		Exhibit	Location

10	(s)(1)	Amended and Restated 401(k) Plan, effective January 1, 2004	(8)
10	(s)(2)	First Amendment to the Amended and Restated 401(k) Plan
10	(t)	1996 Equity Incentive Plan, as amended	(10)
10	(u)	Executive Incentive Plan	(10)
10	(v)	2003 Equity Incentive Plan	(14)
10	(w)	Amended and Restated 2003 Equity Incentive Plan	(15)
21		Subsidiaries of Banknorth Group, Inc.
23		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer under Rules 13a-14 and 15d-14
31.2		Certification of Chief Financial Officer under Rules 13a-14 and 15d-14
32.1		Certification of Chief Executive Officer Under 18 U.S.C. §1350
32.2		Certification of Chief Financial Officer Under 18 U.S.C. §1350

(1)	Incorporated by reference to Exhibit A to the Agreement and Plan of Merger, dated as of October 27, 1997, between Banknorth and CFX Corporation, which agreement is included as Exhibit A to the Prospectus/ Proxy Statement included in the Form S-4 Registration Statement (No. 333-23991) filed by Banknorth with the SEC on December 31, 1997.

(2)	Exhibits are incorporated by reference to (i) the proxy statement filed by Banknorth with the SEC on March 23, 1998, (ii) the proxy statement filed by Banknorth with the SEC on March 22, 2000 and (iii) the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000, which describes an amendment which changed the name of the registrant to “Banknorth Group, Inc.”

(3)	Exhibit is incorporated by reference to the Form 10-Q report filed by Banknorth for the three months ended September 30, 2003.

(4)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000.

(5)	Exhibit is incorporated by reference to the Form 8-A/ A report filed by Banknorth with the SEC on July 26, 2000.

(6)	Banknorth has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of Banknorth and its subsidiaries on a consolidated basis. Banknorth hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(7)	Exhibit is incorporated by reference to the Form 8-K report filed by Banknorth on August 31, 2004. Upon completion of the TD acquisition, the indicated agreement will supersede the previously-filed severance agreement between Banknorth and such officer.

(8)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 2003.

(9)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 1995.

(10)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 2002.

(11)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by Banknorth with the SEC on February 22, 1988. An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by Banknorth with the SEC on March 24, 1994.

(12)	Exhibit is incorporated by reference to the proxy statement dated March 22, 2002 filed by Banknorth with the SEC.

(13)	Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth for the year ended December 31, 1996.

(14)	Exhibit is incorporated by reference to the proxy statement dated March 10, 2003 filed by Banknorth with the SEC.

(15)	Exhibit is incorporated by reference to Annex B to Banknorth’s proxy statement for its 2005 annual meeting of stockholders, which will be filed on or before April 30, 2005.
      Banknorth’s management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(w).
      (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
      (d) There are no other financial statements and financial statement schedules which were excluded from this report which are required to be included herein.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Banknorth Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banknorth Group, Inc.

By:	/s/ William J. Ryan William J. Ryan Chairman, President and Chief Executive Officer	Date: February 25, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Gary G. Bahre Director	Date:

/s/ Robert G. Clarke Robert G. Clarke Director	Date: February 24, 2005

/s/ P. Kevin Condron P. Kevin Condron Director	Date: February 23, 2005

/s/ John Otis Drew John Otis Drew Director	Date: February 24, 2005

/s/ Colleen A. Khoury Colleen A. Khoury Director	Date: February 23, 2005

/s/ Dana S. Levenson Dana S. Levenson Director	Date: February 24, 2005

/s/ Steven T. Martin Director	Date:

/s/ John M. Naughton John M. Naughton Director	Date: February 24, 2005

/s/ Malcolm W. Philbrook, Jr. Malcolm W. Philbrook, Jr. Director	Date: February 23, 2005

/s/ Angelo P. Pizzagali Director	Date:

/s/ Irving E. Rogers, III Director	Date:

/s/ William J. Ryan William J. Ryan Chairman, President and Chief Executive Officer (principal executive officer)	Date: February 25, 2005

/s/ Curtis M. Scribner Curtis M. Scribner Director	Date: February 24, 2005

/s/ Gerry S. Weidema Gerry S. Weidema Director	Date: February 23, 2005

/s/ Stephen J. Boyle Stephen J. Boyle Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	Date: February 24, 2005