Form 10-K/A
period 2004-12-31
BANKNORTH GROUP INC/ME
filed 2005-03-07
CIK 829750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

      This Annual Report on Form 10-K is being amended to correct the date of the Report of Independent Registered Public Accounting Firm - KPMG LLP.

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

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs(1)

October 1-31, 2004	—	—	—	2,853,200
November 1-30, 2004	—	—	—	2,853,200
December 1-31, 2004	—	—	—	2,853,200
Total	—	—	—	2,853,200

(1)	An 8,000,000 share repurchase program was approved by the Board of Directors in February 2002. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in Item 7.

Item 6.	Selected Consolidated Financial Data

	2004	2003	2002	2001	2000

Condensed Income Statement
Net interest income	$933,382	$840,831	$796,517	$679,890	$603,550
Provision for loan and lease losses	40,340	42,301	44,314	41,889	23,819

Net interest income after loan and lease loss provision	893,042	798,530	752,203	638,001	579,731
Noninterest income(1)	339,799	367,159	274,508	240,505	211,188
Noninterest expense(2)	765,101	641,270	579,392	515,317	502,392

Income before income taxes	467,740	524,419	447,319	363,189	288,527
Income tax expense	163,097	173,660	148,681	124,104	96,793
Cumulative effect of change in accounting principle, net of tax	—	—	—	(290)	—

Net income	$304,643	$350,759	$298,638	$238,795	$191,734

Per Common Share
Basic earnings per share	$1.78	$2.18	$2.01	$1.70	$1.33
Diluted earnings per share	1.75	2.15	1.99	1.68	1.32
Dividends per share	0.79	0.70	0.58	0.53	0.50
Book value per share at year end	17.71	15.54	13.70	11.83	9.42
Tangible book value per share at year end	9.82	8.37	9.09	8.75	8.11
Stock price:
High	36.71	33.57	27.22	24.39	21.13
Low	30.25	20.60	20.44	18.13	10.38
Close	36.60	32.53	22.60	22.52	19.94
Period end common shares outstanding	179,298	162,188	150,579	151,221	141,245
Weighted average shares outstanding — diluted	174,158	163,520	149,829	141,802	145,194

Financial Ratios
Return on average assets	1.08%	1.37%	1.39%	1.29%	1.05%
Return on average equity	10.63	14.51	16.25	16.48	15.69
Net interest margin(3)	3.72	3.66	4.07	3.99	3.60
Net interest rate spread(3)	3.47	3.41	3.69	3.43	3.05
Average equity to average assets	10.17	9.44	8.56	7.82	6.66
Efficiency ratio(4)	60.09	53.09	54.10	55.34	61.67
Noninterest income as a percent of total income	26.69	30.39	25.63	26.13	25.92
Tier 1 leverage capital ratio	7.58	6.65	7.13	7.14	7.02
Tier 1 risk-based capital ratio	9.96	8.96	9.66	9.59	10.56
Total risk-based capital ratio	12.13	11.29	12.15	12.23	11.81
Dividend payout ratio(5)	44.36	31.90	28.76	30.27	36.91

Average Balance Sheet
Assets	$28,173,424	$25,616,347	$21,460,719	$18,545,709	$18,343,226
Loans and leases(6)	17,734,537	15,633,207	13,236,803	11,246,007	10,485,289
Deposits	18,877,811	17,302,983	14,566,644	12,529,630	11,891,481
Shareholders’ equity	2,865,540	2,416,926	1,838,064	1,449,353	1,222,378

Year End Balance Sheet Data
Assets	$28,687,810	$26,453,735	$23,418,941	$21,076,586	$18,233,810
Loans and leases, net(7)	18,349,842	16,113,675	13,847,735	12,525,493	10,692,112
Securities(8)	6,992,778	7,247,232	6,947,876	6,156,861	5,880,658
Goodwill and identifiable intangible assets	1,416,156	1,163,054	695,158	466,633	185,520
Deposits	19,227,581	17,901,185	15,664,601	14,221,049	12,107,256
Borrowings	5,990,705	5,882,864	5,432,581	4,602,388	4,659,390
Shareholders’ equity	3,176,114	2,520,519	2,063,485	1,789,115	1,330,857
Nonperforming assets(9)	81,103	63,103	68,953	81,227	67,132

(1)	Noninterest income included net securities losses of $17.8 million and gains of $29.2 million in the fourth quarter of 2004 and second quarter of 2003, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(2)	Noninterest expense included prepayment penalties on borrowings of $61.5 million and $28.5 million in the fourth quarter of 2004 and the second quarter of 2003, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(3)	Net interest margin represents net interest income divided by average interest-earning assets and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, in each case calculated on a fully-taxable equivalent basis.

(4)	Represents noninterest expenses as a percentage of net interest income and noninterest income including net securities gains.

(5)	Cash dividends paid divided by net income.

(6)	Includes loans and leases held for sale.

(7)	Excludes loans and leases held for sale.

(8)	Includes securities held to maturity.

(9)	Nonperforming assets consist of nonperforming loans, other real estate owned, repossessed assets and investment securities placed on non-accrual status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share data and as noted)
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
      Noninterest expense increased by $111.7 million in the fourth quarter of 2004, as compared to the fourth quarter of 2003, due primarily to prepayment penalties on borrowings of $61.5 million and an increase in merger and consolidation costs of $37.0 million. The prepayment penalties were incurred as part of a deleveraging program implemented in the fourth quarter of 2004, and the increase in merger and consolidation costs was attributable to costs incurred in connection with the pending transaction with TD, in each case as discussed above. The efficiency ratio was 84.43% in the fourth quarter of 2004 compared to 52.29% in the comparable period last year. See Note 24 in the Consolidated Financial Statements for selected quarterly data for the years ended December 31, 2004 and 2003.
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
February 25, 2005

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

Exhibit No.		Exhibit	Location

3	(a)(1)	Amended and Restated Articles of Incorporation of Banknorth	(1)
3	(a)(2)	Amendments to the Articles of Incorporation of Banknorth	(2)
3	(b)	Bylaws of Banknorth	(3)
4	(a)	Specimen Common Stock certificate	(4)
4	(b)	Stockholder Rights Agreement, dated as of September 12, 1989 and amended and restated as of July 27, 1999 and as of July 25, 2000, between Banknorth and American Stock Transfer & Trust Company, as Rights Agent	(5)
4	(c)	Instruments defining the rights of security holders, including indentures	(6)

Exhibit No.		Exhibit	Location

10	(a)	Employment Agreement, dated as of August 25, 2004, by and among Banknorth, Banknorth Delaware, TD and William J. Ryan	(7)
10	(b)	Employment Agreement, dated as of August 25, 2004, by and among Banknorth, Banknorth Delaware, TD and Peter J. Verrill	(7)
10	(c)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and David J. Ott	(7)
10	(d)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and Andrew W. Greene	(7)
10	(e)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and Wendy Suechrstedt	(7)
10	(f)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and Stephen J. Boyle	(7)
10	(g)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and John W. Fridlington	(7)
10	(h)	Form of Retention Agreement, dated as of August 25, 2004, between Banknorth and Carol L. Mitchell	(7)
10	(i)	Retention Agreement, dated as of September 30, 2004, between Banknorth and Edward P. Schreiber	*
10	(j)(1)	Amended and Restated Supplemental Retirement Agreement between Banknorth and William J. Ryan	(8)
10	(j)(2)	First Amendment to Amended and Restated Supplemental Retirement Agreement between Banknorth and William J. Ryan	*
10	(k)(1)	Amended and Restated Supplemental Retirement Agreement between Banknorth and Peter J. Verrill	(8)
10	(k)(2)	First Amendment to Amended and Restated Supplemental Retirement Agreement between Banknorth and Peter J. Verrill	*
10	(l)(1)	Supplemental Retirement Agreement between Banknorth and John W. Fridlington	(9)
10	(l)(2)	First Amendment to Supplemental Retirement Agreement between Banknorth and John W. Fridlington	(10)
10	(l)(3)	Second Amendment to Supplemental Retirement Agreement between Banknorth and John W. Fridlington	(8)
10	(1)(4)	Third Amendment to Supplemental Retirement Agreement between Banknorth and John W. Fridlington	*
10	(m)(1)	Banknorth Group, Inc. Supplemental Retirement Plan (which covers each executive officer of Banknorth named in the Proxy Statement, other than Messrs. Ryan, Verrill and Fridlington)	(10)
10	(m)(2)	First Amendment to the Banknorth Group Inc. Supplemental Retirement Plan	*
10	(n)(1)	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Key Employees, effective January 1, 2003	(10)
10	(n)(2)	First Amendment to the Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Key Employees	*
10	(o)	1986 Stock Option and Stock Appreciation Rights Plan, as amended	(11)
10	(p)	Amended and Restated Employee Stock Purchase Plan	(12)
10	(q)	Amended and Restated Restricted Stock Plan for Non-Employee Directors	(13)
10	(r)	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors	(8)

Exhibit No.		Exhibit	Location

10	(s)(1)	Amended and Restated 401(k) Plan, effective January 1, 2004	(8)
10	(s)(2)	First Amendment to the Amended and Restated 401(k) Plan	*
10	(t)	1996 Equity Incentive Plan, as amended	(10)
10	(u)	Executive Incentive Plan	(10)
10	(v)	2003 Equity Incentive Plan	(14)
10	(w)	Amended and Restated 2003 Equity Incentive Plan	(15)
21		Subsidiaries of Banknorth Group, Inc.	*
23		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer under Rules 13a-14 and 15d-14
31.2		Certification of Chief Financial Officer under Rules 13a-14 and 15d-14
32.1		Certification of Chief Executive Officer Under 18 U.S.C. §1350
32.2		Certification of Chief Financial Officer Under 18 U.S.C. §1350

*	Previously filed

(1)	Incorporated by reference to Exhibit A to the Agreement and Plan of Merger, dated as of October 27, 1997, between Banknorth and CFX Corporation, which agreement is included as Exhibit A to the Prospectus/ Proxy Statement included in the Form S-4 Registration Statement (No. 333-23991) filed by Banknorth with the SEC on December 31, 1997.

(2)	Exhibits are incorporated by reference to (i) the proxy statement filed by Banknorth with the SEC on March 23, 1998, (ii) the proxy statement filed by Banknorth with the SEC on March 22, 2000 and (iii) the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000, which describes an amendment which changed the name of the registrant to “Banknorth Group, Inc.”

(3)	Exhibit is incorporated by reference to the Form 10-Q report filed by Banknorth for the three months ended September 30, 2003.

(4)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 333-95587) filed by Banknorth with the SEC on January 28, 2000.

(5)	Exhibit is incorporated by reference to the Form 8-A/ A report filed by Banknorth with the SEC on July 26, 2000.

(6)	Banknorth has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of Banknorth and its subsidiaries on a consolidated basis. Banknorth hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(7)	Exhibit is incorporated by reference to the Form 8-K report filed by Banknorth on August 31, 2004. Upon completion of the TD acquisition, the indicated agreement will supersede the previously-filed severance agreement between Banknorth and such officer.

(8)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 2003.

(9)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 1995.

(10)	Exhibit is incorporated by reference to Banknorth’s Form 10-K report for the year ended December 31, 2002.

(11)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by Banknorth with the SEC on February 22, 1988. An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by Banknorth with the SEC on March 24, 1994.

(12)	Exhibit is incorporated by reference to the proxy statement dated March 22, 2002 filed by Banknorth with the SEC.

(13)	Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth for the year ended December 31, 1996.

(14)	Exhibit is incorporated by reference to the proxy statement dated March 10, 2003 filed by Banknorth with the SEC.

(15)	Exhibit is incorporated by reference to Annex B to Banknorth’s proxy statement for its 2005 annual meeting of stockholders, which will be filed on or before April 30, 2005.
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

Banknorth Group, Inc.

By:	/s/ William J. Ryan William J. Ryan Chairman, President and Chief Executive Officer	Date: March 7, 2005